Form 10-Q
period 2008-12-31
eCrypt Technologies, Inc.
filed 2009-03-11
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-1449574

eCrypt Technologies, Inc.

 (Exact name of registrant as specified in its charter)

Colorado	32-0201472
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

4750 Table Mesa Dr. Boulder CO, 80305
(Address of principal executive offices)
1.866.241.6868
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ] Yes   [ x ] No

As of December 31, 2008 the Issuer had 33,203,992 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of eCrypt Technologies, Inc. (the "Company" or “eCrypt”), a Colorado corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10 Registration Statement filed with the SEC on November 10, 2008.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2008

INDEX TO FINANCIAL STATEMENTS:	Page
Balance Sheet	3

Statements of Operations	4

Statements of Cash Flows	5-6

Statements of Stockholders’ Equity (Deficit)	7

Notes to Unaudited Financial Statements	8-14

 eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

As at	December 31, 2008 (Unaudited)	March 31, 2008
Assets
Current assets:
Cash and short-term investments	$105,424	$19,528
Interest receivable	-	398
Prepaid expenses	13,825	11,150
	119,249	31,076
Property and equipment, net (Note 3)	31,926	28,241
Total Assets	$151,175	$59,317

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$7,895	$11,339
Deferred revenue (Note 10)	30,900	-
Convertible loan (Note 6)	23,800	23,800
Total Liabilities	62,595	35,139

Stockholders’ deficit:
Preferred stock, no par value
10,000,000 shares authorized
No shares issued or outstanding	-	-
Common stock, par value $0.001
500,000,000 shares authorized,
33,203,992 shares issued and outstanding (Note 4 and 5)	33,204	-
Paid in capital	208,426	166,600
Subscriptions payable (Note 5)	103,921	55,130
Deficit accumulated during development stage	(256,971)	(197,552)
Total Stockholders’ Equity (deficit)	88,580	24,178

Total Liabilities and Stockholders’ Equity (deficit)	$151,175	$59,317

The accompanying notes are an integral part of these financial statement

eCRYPT TECHNOLOGIES, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

	Three Months Ended December 31		Nine Months Ended December 31		From Date of Inception on April 19, 2007 to December 31
	2008	2007	2008	2007	2008
Revenues	$15,450	$ -	$30,900	$-	$41,900

Operating Expenses
Depreciation	6,260	1,492	14,458	1,831	18,884
General and administrative	7,740	1,432	28,105	4,009	35,370
Meals and Entertainment	730	641	1,104	661	1,810
Professional fees	10,789	1,456	27,603	2,450	38,528
Telephone	3,425	6,393	16,770	7,579	32,190
Operating Loss	(13,494)	(11,414)	(57,140)	(16,530)	(84,882)

Other Income and (Expenses)
Interest income	353	-	509	-	907
Interest expense	(1,041)	(1,615)	(2,788)	(2,558)	(172,996)
Total Other Income and (Expenses)	(688)	(1,615)	(2,279)	(2,558)	(172,089)
Net Loss before Taxes	(14,182)	(13,029)	(59,419)	(19,088)	(256,971)

Income tax expense	-	-	-	-	-
Net Loss	$ (14,182)	$ (13,029)	$ (59,419)	$ (19,088)	$ (256,971)
Basic Earnings (Loss) per share	(0.00)	(0.01)	(0.01)	(0.02)	(0.05)
Weighted-average number of shares outstanding	2,976,761	1,061,602	8,336,869	1,138,230	5,102,628

The accompanying notes are an integral part of these financial statements.

eCRYPT TECHNOLOGIES, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

	Three Months Ended December 31		Nine Months Ended December 31		From Date of Inception on April 19, 2007 to December 31
	2008	2007	2008	2007	2008
Operating Activities:

Net loss	($14,182)	($13,029)	($59,419)	($19,088)	($256,971)

Adjustments for non-cash items:
Depreciation	6,260	1,492	14,458	1,831	18,884
Interest expense on convertible debt	-	-	-	-	166,600

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(4,329)	749	(3,444)	1540	7,895
Interest receivable	59	-	398	-	-
Deferred revenue	(15,450)	-	30,900	-	30,900
Prepaid expenses	(691)	-	(2,675)	(5,000)	(13,825)
Net cash provided (used) in operating activities	(28,333)	(10,788)	(19,782)	(20,717)	(46,517)

Investing Activities:
Computer equipment	(1,783)	-	(5,071)	-	(10,581)
Computer software	4,545	(5,836)	(4,315)	(5,836)	(12,390)
Equipment	(8,757)	(9,704)	(8,757)	(19,082)	(27,839)
Net cash used in investing activities	(5,995)	(15,540)	(18,143)	(24,918)	(50,810)

Financing Activities:
Common stock issuance	75,030	-	75,030	-	75,030
Stock subscriptions	28,891	38,330	48,791	52,930	103,921
Proceeds from convertible loan	-	-	-	23,800	23,800
Net cash provided from investing activities	103,921	38,330	123,821	76,730	202,751

Net change in cash and short-term investments	69,593	12,002	85,896	31,095	105,424

Cash and short-term investments, beginning of period	35,831	19,093	19,528	-	-

Cash and short-term investments, end of period	$105,424	$31,095	$105,424	$31,095	$105,424
Supplemental non-cash information
Interest on convertible loan	896	749	2,443	1,468	4,673

The accompanying notes are an integral part of these financial statements.

eCRYPT TECHNOLOGIES, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS EQUITY

	Common Shares		Paid in Capital	Stock Subscriptions Payable	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit
	Number	Amount

Balance at April 19, 2007		$ -	$-	$-	$-	$-

Derivative costs associated with convertible debentures	-	-	166,600	-	-	166,600

Stock subscriptions	-	-	-	55,130	-	55,130
Net loss		-	-	-	(197,552)	(197,552)

Balance at March 31, 2008	-	-	$166,600	$55,130	$(197,552)	$24,178

Stock subscriptions	-	-	-	19,900	-	19,900
Net loss		-	-	-	(45,237)	(45,237)
Balance at September 30, 2008	-	-	$166,600	$75,030	$ (242,789)	$(1,159)

Stock issuance	33,203,992	33,204	41,826	(75,030)	-	-
Stock subscriptions	-	-	-	103921	-	103,921
Net loss		-	-	-	(14,182)	(14,182)
Balance at December 31, 2008	33,203,992	$33,204	$208,426	$103,921	$(256,971)	$88,580

The accompanying notes are an integral part of these financial statements.

eCRYPT TECHNOLOGIES, INC.

 (a development stage company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

For the period ended December 31, 2008

1.

Nature of Operations

eCrypt Technologies Inc., a Colorado corporation (“the Company”), was incorporated on April 19, 2007.  The Company develops and sells encryption software which secures the transmission of, storage of, and access to digital information.  Software applications range from device based (for Personal Digital Assistants (“PDAs”), wireless handheld devices, laptop and desktop computers, pocket computers, cellular phones, smartphones, and other file storage devices), to server-based encryption software for email servers and for file-store server.

In addition to information security software, the Company also offers IT Consulting and Managed Private Network Services.

2.

Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.

Cash, Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.  Short term investments mature in less than one year from the balance sheet date.

The Company places its cash and short-term investments with financial institutions with high credit quality investments in accordance with its investment policy designed to protect the principal investment.  Therefore, the Company believes that its exposure due to concentration of credit risk is minimal and has not experienced credit losses on investments in these instruments to date.

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation.  Depreciation is calculated using the straight line basis over their useful lives:

Computer equipment	2 years straight line basis
Computer software	1 years straight line basis
Equipment	5 years straight line basis

Convertible Loan

The Company issued a convertible debenture due on demand on July 02, 2007.  This convertible loan bears interest at the rate of 12% compounded monthly.  The Company has the right to pay this convertible loan in full, together with all accrued interest at any time prior to maturity.

Revenue Recognition

Product revenue and miscellaneous income are recognized as earned.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach to financial accounting and reposting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amount expected to be realized. Income tax expense is payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Comprehensive Income

SFAS No.130, “Reporting Comprehensive Income”, requires the presentation of comprehensive income, in addition to the existing statements of operations. Comprehensive income is defined as the change in equity during the year from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners.

Related Parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.  Parties are also considered to be related if they are subject to common control or common significant influence.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, highly liquid short-term investments, interest receivable, accounts payable and accrued liabilities, stockholder loans and a convertible loan.  The Company does not hold or issue financial instruments for trading purposes and does not hold any derivative financial instruments.

The Company’s investment policy is to achieve, in order of importance, the financial objectives of preservation of principal, liquidity and return on investment.  Investments are made in U.S. obligations and bank securities provided the obligations are guaranteed or carry ratings appropriate for the policy.

The policy risks are primarily the opportunity cost of the conservative nature of the allowable investments.  As the Company is currently in the development stage, the Company has chosen to avoid investments of a trade or speculative nature.

Foreign Currency Translation

The measurement currency of the Company is the U.S. dollar. Transactions in foreign currencies are translated at the exchange rate in effect at the transaction date.  Monetary assets and liabilities denominated in other than the measurement currency are translated at the exchange rates in effect at the balance sheet date.  The resulting exchange gains and losses are recognized in earnings.

Net Earnings (Loss) per Share

Basic and diluted net loss per share information is presented under the requirements of SFAS No.128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive. The computation of earnings (loss) per share is as follows:

	Three Months Ended December 31		For the 9 Months Ended December 31		3 months ended December 31
	2008	2007	2008	2007	2008
Net Loss	($14182)	($13029)	($59419)	($19088)	($256971)
Weighted-average number of shares outstanding	2,976,761	1,061,602	8,336,869	1,138,230	5,102,628
Basic Earnings (Loss) per share	(0.0048)	(0.0123)	(0.0071)	(0.0168)	(0.0504)

3.

Property and Equipment

The components of the Company’s equipment are presented below:

		December 31, 2008		March 31,
		Accumulated		2008
	Cost	Amortization	Net	Net

Computer equipment	$10,581	$3,526	$7,055	$4,821
Computer software	6,232	3,141	3,091	5,504
Equipment	27,839	3,486	24,353	17,916

	$44,652	$10,153	$34,499	$28,241

4.

Stockholders’ Equity

a)

Authorized:

500,000,000 Common shares with par value $0.001 each

  10,000,000 Preferred shares with no par value

b)

Issued or outstanding:

	Number of shares	Amount
Balance, April 19, 2007	-	$ -
Common shares issued and outstanding	33,203,992	33,204
Paid In capital	-	41,826
Balance, December 31, 2008	33,203,992	$75,030

On October 09, 2008, the company announced a 4:1 forward stock split on its common shares. 33,203,992 common shares were issued for 8,300,998 stock subscriptions.

5.

Stock Subscriptions

The Company issued private placement subscription agreements. The total amount of common shares subscribed for cash as at December 31, 2008 is 136,812.

	Number of Common shares	Number of preferred shares	Amount
Balance, April 19, 2007	-	-	$-
Shares subscribed for cash	7,250,998	-	55,130
Balance, March 31, 2008	7,250,998	-	55,130
Shares subscribed for cash	1,050,000	-	19,900
Balance, September 30, 2008	8,300,998	-	75,030
Additional shares due to share split 1:4	24,902,994	-	-
Shares issued	(33,203,992)	-	(75,030)
Shares subscribed for cash	136,812	-	103,921
Balance, December 31, 2008	136,812	-	$103,921

6.

Convertible Loan

On July 02, 2007, the Company issued a convertible debenture with a face value totaling $23,800. This loan, or any portion, is convertible at any time until paid in full at a rate of 1 common share per $0.001 of the debt converted.  The loan bears interest at an annual rate of 12% percent compounded monthly.

The fair value of shares granted in the amount of $166,600 has been recorded as an interest expense and included in stockholder equity.

The fair value of shares used to calculate derivative interest expense associated with convertible debenture was estimated using the Black-Scholes pricing model with the following assumptions:

March 31,
2008
Risk-free interest rate	5.39
Expected dividend yield	0
Expected stock price volatility	0
Expected option life in years	1

7.

Warrants

136,812 warrants were issued during the period along with 136,812 stock subscriptions. The exercise price of the warrants is $0.90 per common share.  The warrants expire on or before December 04, 2010.

8.

Income Taxes

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 35% to the net loss before provision for income taxes for the following reasons:

December 31, 2008	March 31, 2008

Income tax expense at statutory rate	($4,964)	($69,143)
Valuation allowance	4,964	69,143
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2008	March 31, 2008
NOL carryover	$4,964	$69,143
Valuation allowance	(4,964)	(69,143)
Net deferred tax asset	$-	$-

9.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $589 of advertising expense included in General and Administrative expenses in the 3 months ended December 31, 2008.

10.

Deferred Revenue, Commitments, and Contingencies

On July 1st, 2008 the Company entered into an agreement to provide a client with network services for a one year term.

The agreement provides for a prepayment of $61,800 for the full term of the contract. $30,900 represents the unearned balance of the prepayment.

11.

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern.

12.

 Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this

Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Overview & Plan of Operation

eCrypt Technologies, Inc. was incorporated in the State of Colorado, on April 19, 2007.  The Company provides encryption software which secures the transmission of, storage of, and access to digital information.  Currently the Company is in the developmental stage and is in the process of establishing its business operations.  Over the next twelve (12) months, eCrypt will continue developing product enhancements and strengthening strategic alliances.  In particular, eCrypt plans to develop additional language support for its flagship product, eCrypt for BlackBerry.  The Company has commenced research for development of encryption software solutions for platforms other than the BlackBerry Wireless Handheld, as well as research for development of other security software for mobile devices.  Additionally, the Company has engaged UTest, a professional BETA test group (www.utest.com) in anticipation of a soft flagship product launch planned for the end of March 2009.

CEO and President, Brad Lever, will represent the Company at the upcoming Wireless Enterprise Symposium (“WES”) in May of 2009, a conference billed as the “biggest BlackBerry event of the year,” as a new BlackBerry® ISV Alliance Member™ guest of RIM.  At WES, Brad Lever will have the opportunity to perform informal market research among potential end users, fellow Alliance Members, and potential competitors.  Additionally, the Company also plans to begin prospecting for distribution alliance partners in the near term.  Furthermore, eCrypt will pursue strategic engagements of individuals considered to be leading authorities in the field of cryptography for the purposes of seeking advice, testing software, and providing other relevant product-specific research and guidance.

In addition to the foregoing, in an effort to advance the business operations of the Company, over the next twelve (12) months the Company plans to undertake the following actions in the order in which they are listed:

1

complete BETA testing of its flagship product, eCrypt for BlackBerry;

2

commence distribution of eCrypt for BlackBerry, in accordance with all applicable import and export rules and regulations;

3

commence marketing efforts;

4

establish a contractual employment agreement with a Chief Development Officer;

5

establish a contractual employment agreement with an Operations Manager;

6

move the Company headquarters into new office space;

7

hire additional personnel including, but not limited to, an additional developer and administrative support;

8

complete trademark application (already in process with Steptoe Johnson) and patent protection (currently investigating with Steptoe Johnson) for the Company’s intellectual property;

9

implement a customer support solution;

10

establish distribution channels other than Company’s eCommerce website (i.e., Strategic Distribution Alliances with service providers, carrier dealers, and software vendors);

11

implement Information Technology infrastructure redundancy; and

12

complete the development of encryption software for device platforms other than BlackBerry.

The foregoing business actions are goals of the Company.  There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

In the longer term, the Company’s goals include the following corporate actions related to the Company’s business operations:

1

becoming a publicly-traded company, listed on a United States stock market, with possible co-listings on foreign exchanges;

2

becoming operational on a global scale;

3

establishing the Company as a formidable presence in the information security market, with a strong reputation in the area of personal privacy; expanding the Company’s product offerings by continuing to develop innovative security solutions for personal and business use;

4

establishing distribution channels in key worldwide markets;

5

partnering with major communications carriers; and

6

acquiring other related businesses to expand the Company.

The foregoing business actions are goals of the Company.  There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

The Company anticipates that it will require approximately $2,000,000 of working capital to complete all of its desired business activity during the next twelve months.  The Company has earned limited revenue from its business operations relating to its Managed Communication Network Services business (“MCNS”) through which eCrypt assists its clients with managing their electronic communication needs.  During the nine months ended December 31, 2008, the Company had revenue in the amount of $30,900.  The $30,900 in revenue was attributable to revenue earned via a network services contract entered into on July 1, 2008. Pursuant to the agreement, the Company agreed to provide a client with network services for a one year term.  The agreement provides for a prepayment of $61,800 for the full term of the contract. $30,900 represents the earned balance of the prepayment at Dec 31, 2008.

To date, the Company has suffered recurring losses from operations and has a net capital deficiency.  The Company has no current source of liquidity other than cash on hand and potential revenue from business operations.  The Company believes that it does not have sufficient funds to meet the working capital requirements to sustain its business operations for the next twelve months, or carry out its other intended business activity.

Accordingly, we believe that we will require additional capital to both continue to operate our business, and carry out our plan of operation for the next twelve (12) months.  In an effort to raise additional capital to meet the Company’s working capital requirements and complete our plan of operation for the next twelve (12) months, we anticipate conducting a private placement offering of the Company’s securities pursuant to which the Company will attempt to raise approximately $750,000 through the sale of its securities.  We may be unable to obtain the additional capital that we believe we require to conduct our plan of operations for the next twelve (12) months.  If the Company is unable to generate any revenue or raise additional funds, it may not be able to sustain its business operations.

Liquidity and Capital Resources

Currently, we have limited operating capital.  We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and the revenues generated from our business operations alone may not be sufficient to fund our operations or planned growth.  As noted above, we will likely require additional capital to continue to operate our business, and to further expand our business.   We may be unable to obtain the additional capital required.   Our inability to raise additional funds when required will have a negative impact on our operations, business development and financial results.

The following discussion outlines the state of our liquidity and capital resources for the nine months ended December 31, 2008, compared to the period from April 19, 2007 (inception) to March 31, 2008 (fiscal year end):

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of December 31, 2008, we have total current assets of $119,249, as compared to total current assets of $31,076 at March 31, 2008, an increase of $88,173, or approximately 386%; and ii) as of December 31, 2008, we have total assets of $151,175, compared to total assets of $59,317 as of March 31, 2008, an increase of $91,858, or approximately 154%.  The increase in the Company’s total current assets and total assets from March 31, 2008 to December 31, 2008 was primarily attributable to the collection of financing proceeds via a private placement offering of the Company’s common stock.

Cash and Short Term Investments  As of December 31, 2008, our unaudited balance sheet reflects that we have cash and short term investments of $105,424, as compared to $19,528 at March 31, 2008, an increase of $85,896, or approximately 440%.  The increase in the Company’s cash and short term investments from March 31, 2008 to December 31, 2008 was primarily attributable to the collection of financing proceeds via a private placement offering of the Company’s common stock.

Total Current Liabilities

As of December 31, 2008, our unaudited balance sheet reflects that we have total liabilities of $62,595, as compared to total liabilities of $35,139 at March 31, 2008, an increase of $27,456, or approximately 78%.  The increase in the Company’s total liabilities from March 31, 2008 to December 31, 2008 was primarily attributable to the portion of a prepayment treated as deferred revenue.

Deferred Revenue As of December  31, 2008, our balance sheet reflects that we have deferred revenue of $30,900, as compared to deferred revenue of $nil as of March 31, 2008.  The increase  in our deferred revenue was attributable to the fact that on July 1, 2008 the Company entered into an agreement to provide a client with network services for a one year term.  The agreement provides for a prepayment of $61,800 for the full term of the contract. $30,900 represents the earned balance of the prepayment at Dec 31, 2008.

Cash Flow for the Company for the Nine Months ended December 31, 2008 as Compared to the Nine Months Ended December 31, 2007

Operating Activities The Company experienced a net loss of $54,419 during the nine months ended December 31, 2008, as compared to a net loss of $19,088 during the nine months ended December 31, 2007, representing an increase of $35,331.  The increase in the net loss experienced by the Company was primarily attributable to revenue earned via network services contract entered into on July 1, 2008  ($30,900 of $61, 800 earned as of Dec 31, 2008, $30,900 deferred).

Investing Activities During the nine month period ended December 31, 2008, the net cash used by the Company in investing activities was ($18,143) as compared to net cash used in investing activities of ($24,918) during the nine months ended December 31, 2007, a change of $6,775. The change in net cash used by investing activities was primarily attributable to purchases of computer software and equipment.

Financing Activities During the nine month period ended December 31, 2008, the net cash provided by financing activities was $123,821, as compared to net cash provided by financing activities of $76,730 for the during the nine months ended December 31, 2007, an increase of $47,091, or approximately 61%. The change in net cash provided by financing activities was primarily attributable to a private placement.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities

Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A.

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

(a)

The following exhibits are filed herewith:

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eCRYPT TECHNOLOGIES, INC.

By:  /S/ Brad Lever

Brad Lever, Chief Executive Officer

Date:  March 10, 2009

By:  /S/ Brad Lever

Brad Lever, Chief Financial Officer

Date:  March 10, 2009

20