Form 10-K
period 2009-03-31
eCrypt Technologies, Inc.
filed 2009-07-08
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

eCrypt Technologies, Inc.

 (Exact name of registrant as specified in its charter)

Colorado	000-1449574	32-0201472
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
4750 Table Mesa Dr. Boulder CO, 80305
(Address of principal executive offices)
Registrant’s telephone number, including area code: 1.866.241.6868

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [] Yes [X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the [  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[  ]Yes   [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00.

As of June 30, 2009, the Company had 33,384,304 shares issued and outstanding.

PART I

ITEM 1.

BUSINESS.

Overview

eCrypt Technologies, Inc., a Colorado corporation (hereinafter “we,” “us,” “eCrypt,” the “Company,” or the “Registrant"), was incorporated in the State of Colorado, on April 19, 2007.  The Company provides encryption software which secures the transmission of, storage of, and access to digital information.

Principal Products

eCrypt’s primary business focus is on Information Security solutions which assist individuals and entities in securely transmitting, storing, and accessing information.  The Company believes its business will come from three primary areas: (1) Software sales; (2) Managed Communication Network Services (“MCNS”); and (3) Information Technology (“IT”) consulting services.  The Company believes that a majority of its revenues will be derived from software sales, while some of its revenue will be derived from MCNS and IT consulting services.

Software Sales - eCrypt is developing and plans to sell device-based encryption and security software for Personal Digital Assistants (“PDAs”), wireless handheld devices, laptop and desktop computers, pocket computers, cellular phones, smartphones, and other file storage devices. The Company has developed, and is now selling via its eCommerce website, its flagship product, eCrypt for BlackBerry® smartphones, encryption software for messaging on BlackBerry smartphones; as of March 31, 2009, the Company had not earned any revenue from sales of eCrypt for BlackBerry® smartphones. The Company is also in the process of developing the next generation version of eCrypt for Blackberry smartphones.  In 2007, eCrypt secured a 50-user BETA test group for eCrypt for BlackBerry® smartphones.  eCrypt has also received a commitment from the 50-user BETA test group for the purchase of at least 100 licenses of eCrypt for BlackBerry upon successful completion of BETA testing; each individual license will be sold for $49.95.

 eCrypt is also developing and plans to sell device-based encryption and security software which protects email, Short Message Service (“SMS”), peer-to-peer (“P2P”), PIN-to-PIN, Instant Messaging (“IM”), Multimedia Message Service (“MMS”), and voice communications for users on such devices and mobile devices.  Additionally, eCrypt is developing and plans to sell device-based secure access interfaces which allow users to conduct financial activities on mobile devices, as well as secure access User Interfaces (“UIs”) for mobile devices.  eCrypt has the ability to customize its device-based encryption and security software, as well as its secure access UIs, for the purpose of securely storing, communicating and accessing information.  In addition to the device-based software, eCrypt is also developing and plans to sell appliance-based encryption software for email servers and for the files stored on servers.

Managed Communications Network Service – eCrpyt also operates a Managed Communications Network Services business through which eCrypt assists its clients with managing their electronic communication needs.

IT Consulting Services– eCrypt also will provide IT consulting services through which eCrypt will assist its clients with establishing solutions for deficiencies or weaknesses in the client’s business equipment, communications infrastructure, communications network security, and/or business practices in relation to the security of information.

Growth and Development

The eCrypt team assembled in June 2006, at which time the members began concept development for what has become the Company’s flagship product, eCrypt for BlackBerry.  The Company formally incorporated in the State of Colorado, on April 19, 2007 (“Incorporation Date”) and commenced product development shortly thereafter.

Since its Incorporation Date, the Company has performed a number of tasks in furtherance of the Company’s business.  These tasks include, but are not limited to:  i) setting up bank accounts; ii) establishing supplier accounts; iii) purchasing business equipment and software; iv) completing an initial private placement offering of common stock; v) entering into a service agreement with a client for MCNS; vi) entering into an OEM License agreement with Certicom (for the development of eCrypt for BlackBerry® smartphones) and a BlackBerry ISV (Independent Software Vendor) Alliance with Research In Motion (“RIM”), as more fully explained within this section; and vii) applying for Mass Market Commodity Classification for eCrypt for BlackBerry® smartphones from the United States Department of Commerce Bureau of Industry and Security.  The Company is currently in the process of running internal testing on, its flagship product, eCrypt for BlackBerry® smartphones, encryption software for messaging on BlackBerry Wireless Handheld devices.

Certicom OEM

Effective January 31, 2008, eCrypt entered into an OEM License Agreement (the “OEM License Agreement”) with Certicom Corp., a cryptography company specializing in public key infrastructure implementations, device security, anti-counterfeiting, product authentication, asset management, and fixed-mobile convergence.  Pursuant to the OEM License Agreement, eCrypt was granted a worldwide, non-exclusive, non-transferable license to develop a software product which combines eCrypt’s software with Certicom’s software, Security Builder Crypto-C for RIM, Version 3.2, as compiled within the Research in Motion Crypto API (“Security Builder”).  Additionally, through the OEM License Agreement eCrypt was granted a license to reproduce and use the object code of the libraries, sample code, and other items specifically designated as “runtime” in Security Builder for distribution purposes.  eCrypt is required to pay Certicom a production fee of $1.00 per unit for each application sold by eCrypt, with an initial $10,000 production fee for the first 10,000 units having been paid upon execution of the OEM License Agreement.  The term of the OEM License Agreement is three (3) years.

The foregoing description of the OEM License Agreement does not purport to be complete and is qualified in its entirety by reference to the OEM License Agreement which was filed as Exhibit 10.1 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on November 11, 2008.

BlackBerry ISV with RIM

Effective April 2, 2008, eCrypt entered into a Blackberry Alliance Program – Master Alliance Agreement and joined the BlackBerry Alliance Program with Research in Motion Limited (“RIM”), a leading designer, manufacturer, and marketer of wireless solutions for the worldwide mobile communications market.  Specifically, eCrypt is part of the BlackBerry® Independent Software Vendor (ISV) Alliance Program (the “Alliance Program”).  The Alliance Program is intended to provide certain support to members who are interested in integrating marketable third party applications for BlackBerry wireless handheld devices.  As a BlackBerry® ISV Alliance Member™, eCrypt receives resources, support and tools from RIM needed to develop and sell software applications for BlackBerry smartphone users.

Members of the Alliance Program are granted the personal, non-exclusive, non-transferrable right to distribute BlackBerry Solutions or Third Party Software for RIM Products in the Member’s designated territory.  eCrypt’s designated territory is the United States of America.  As part of the Alliance Program, RIM and eCrypt are permitted to engage in joint marketing efforts with the other on a non-exclusive basis from time to time.

The initial term of the Alliance Program was one (1) year.  Pursuant to the terms of the Alliance Program – Master Alliance Agreement, RIM elected to renew the relationship with eCrypt for a period from April 2009 to August 2009.  In August RIM will commence a new Alliance Program.  At that point eCrypt will need to enter into a new agreement with RIM to continue its participation in the Alliance Program.

The foregoing description of the Blackberry Alliance Program – Master Alliance Agreement does not purport to be complete and is qualified in its entirety by reference to the Blackberry Alliance Program – Master Alliance Agreement which was filed as Exhibit 10.2 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on November 11, 2008.

Research and Development

Since its inception, eCrypt’s founders have collectively contributed thousands of uncompensated hours to the research and development necessary to form the Company and launch the Company’s business operations.  The time contributed has primarily been focused on development and testing of the Company’s flagship software product, eCrypt for BlackBerry® smartphones, research of the information security industry, research of target markets, and research of the legal regulatory environment applicable to encryption software.

Over the next twelve (12) months, eCrypt plans to continue developing product enhancements and strengthening strategic alliances.  In particular, eCrypt plans to complete development of the second generation version of it’s flagship product, eCrypt for BlackBerry® smartphones, and commence development of additional language support for both versions of eCrypt for BlackBerry® smartphones.  The Company also plans to commence research for development of encryption software solutions for platforms other than the BlackBerry Wireless Handheld, as well as research for development of other security software for mobile devices.  Additionally, the Company will engage BETA test groups in anticipation of software releases.

eCrypt was represented by Brad Lever, our Chief Executive Officer and Gabriel Rosu, our Chief Development Officer at the Wireless Enterprise Symposium (“WES”) in May of 2009, a conference billed as the “biggest BlackBerry event of the year”.  At WES, eCrypt had the opportunity to perform informal market research among potential end users, fellow Alliance Members, and potential competitors, as well as to establish contact with potential strategic partners such as global wireless carriers.

The Company has begun prospecting for distribution alliance partners.  Furthermore, eCrypt will pursue strategic engagements of individuals considered to be leading authorities in the field of cryptography for the purposes of seeking advice, testing software, and providing other relevant product-specific research and guidance.

The Company will commence marketing campaigns with Media2O Productions (http://media2o.com/), an innovative multimedia content development company, and commence a global marketing campaign which will include video, social networking, and potential involvement in Data Privacy Day (January 28).  The Company has completed negotiations and is awaiting a final copy of the agreement.

The Company will also continue to develop it’s relationship with RIM and engage in cooperative marketing.  Also build on relationships established at WES with the major global wireless carriers and other BlackBerry smartphone resellers.

Production

Software - All eCrypt software is currently developed under the supervision of Brad Lever, Gabriel Rosu and Kasia Zukowska, the initial founders of eCrypt (collectively referred to as the “Founders”).  Software testing and troubleshooting is carried out by all Founders of the Company.  The software is then deployed for use and testing by BETA groups, who provide feedback to the Company regarding bugs and other problems which may be discovered in the software.  The Founders organize regular meetings to absorb and address the feedback received from these testing sessions.

Managed Communications Network Services – For its MCNS business, eCrypt gathers and analyzes information on-site at a client’s place of business.  Concept development is then completed at eCrypt’s offices.  Once completed, the final solution is presented to the client; the implementation of the concept may require the purchase of appropriate equipment, as well as the engagement of a data center, which will host one or more of the servers required for the solution.  Upon the client’s acceptance of the concept, eCrypt installs and configures all necessary equipment and trains clients on its use.  eCrypt then provides ongoing user assistance, as well as recurring visits to the client’s site for maintenance purposes.

IT Consulting – eCrypt will provide IT consulting services at the client’s place of business.  In typical IT consulting service projects, clients will engage eCrypt to discover, address, and propose solutions for deficiencies or weaknesses in the client’s business equipment, communications infrastructure, communications network security, and/or business practices in relation to the security of information.

Suppliers

eCrypt’s major suppliers for its recurring business needs include, but are not limited to: i) Certicom; ii) Research in Motion (“RIM”); iii) AT&T Mobility; iv) Init Seven; and v) Stargate Connections Ltd.

Certicom - Certicom provides the Company with cryptography Application Program Interfaces (“APIs”), which enable developers to secure applications, communications, and mobile devices while protecting content and other critical assets using cryptography. As noted above, eCrypt has a three (3) year OEM License Agreement with Certicom.

Research in Motion - eCrypt is a RIM BlackBerry® ISV Alliance Member™.  As part of the BlackBerry Alliance, RIM provides the Company with resources, support and tools necessary to develop and sell innovative, market-driven applications for BlackBerry smartphone users.  The initial term of the Alliance Program is one (1) year.  Thereafter, RIM may elect to renew the relationship with eCrypt for successive one-year periods.

AT&T - AT&T Mobility provides the Company with wireless data services and devices for the Company’s Managed Communications Network Services.  AT&T Mobility also provides the Company with wireless services and devices for the Company’s internal operations.

Init Seven - Init Seven, AG provides the Company with co-location services, commonly referred to as server hosting services.

Stargate Connections Ltd. - Stargate Connections Ltd., provides the Company with co-location services, commonly referred to as server hosting services.

Distribution

The Company plans to distribute its software globally, in accordance with applicable import and export regulations, through a number of distribution channels.  The primary method of distribution will be through the Company’s eCommerce website at shop.ecryptinc.com.  The Company will also pursue strategic distribution alliances with service providers, carrier dealers, and software vendors to distribute its software.  The Company does not currently have any strategic distribution alliance contracts in place.  To date the Company has not distributed any products.  The Company has, however, provided it’s Managed Communications Network Services to a client.

All of eCrypt’s products and services will be offered and distributed globally, in accordance with applicable import and export regulations.

Customers and Marketing

Customers

To date, the Company’s only current customer through which the Company has generated revenue is a party utilizing the Company’s services related to its MCNS business.

Marketing

The Company will initially make efforts to market its product(s) on the internet, using the Company website (www.ecryptinc.com), as well as a Company microsite developed by Media2O Productions, and on social networking sites such as Twitter and Facebook.  Additionally the Company is exploring the potential of listing its flagship product, eCrypt for BlackBerry® smartphones on online application marketplace websites such as MobiHand and Handango.   Additionally, the Company will list it’s flagship product, eCrypt for BlackBerry® smartphones in Research In Motion’s BlackBerry Solutions Catalogue, and explore joint marketing opportunities.  The Company plans to have both casual (without a booth) and official (with a booth or as a Speaker) presence at trade shows such as the Financial Forum hosted in Vancouver, BC Canada; the IDC IT FORUM & EXPO hosted in Boston, MA USA; the ISCE International Satellite & Communications Exchange Conference and Expo hosted in LA, CA USA; DIGITAL DOWNTOWN (D2) hosted in NY, NY USA; GLOBALCOMM hosted in Las Vegas, NV USA; and other such trade shows and expos, internationally.  The Company will also market its solution to Celebrities and Personalities at conventions such as the Sundance Film Festival.  Additionally the Company will seek to place advertisements in various LifeStyle, Technology, and Business magazines. Additionally the Company is considering engaging in strategic marketing alliances (eg: sponsoring an athlete).  Remaining marketing will be word of mouth, and referrals.

Competition

eCrypt’s flagship software product, eCrypt for BlackBerry® smartphones, faces direct competition from three primary development companies: SAMURAI by BabelSecure, SecureMessage by Cworx, and SecretMail by Link2. Each of the foregoing companies currently offers and sells a software product similar to our flagship product, eCrypt for BlackBerry® smartphones.   These companies are at a more advanced stage of business operations than eCrypt because their products are currently available in the market place.  Although there is no assuarance that we will be able to successfully compete with these companies once we release eCrypt for BlackBerry® smartphones to the marketplace, we currently believe that we will be able to successfully compete with these companies because we believe that eCrypt for BlackBerry® smartphones will have better functionality and will be easier to use than the products of our competitors.  With respect to the Company’s other security software, eCrypt faces tangential competition from Ascendo, Inc. and Rove (formerly Idokorro Mobile).  eCrypt also faces general competition to its security applications from other information security companies, such as PGP, Entrust, and Voltage.

Property

The Company does not currently own any real property.  However, the Company has negotiated the lease of office space located at 103 - 248 East 2nd Avenue, Vancouver, British Columbia, Canada.  The space is currently under construction; eCrypt anticipates that the space will be ready for occupancy in November 2009.  This office will serve as the Company’s headquarters.  Currently the Company runs its business operations at 2129 - 4951 Netarts Hwy W, Tillamook OR, 97141.

The Company utilizes a Switzerland-based co-location facility to host its email servers and a Canadian-based co-location facility to host its eCommerce server.  The eCommerce server will serve as the mechanism through which the Company will distribute its software online, for both purchase and evaluation purposes.

eCrypt owns the following internet domain names: ecryptinc.com, ecryptinc.ca, ecryptinc.org, ecryptinc.net, ecryptinc.cc, and ecryptinc.mobi.

Intellectual Property and Agreements

Trademarks

eCrypt has applied for trademarks with the United States Patent and Trademark Office for each of the following:

1)  A stylized version of the eCrypt logo in relation to products and services offered by the Company.  The mark consists of the letter “e” in small circle and a stylized version of the word “crypt.”  The mark appears as follows:

2)  A stylized version of the “e” icon in relation to products and services offered by the Company.  The mark consists of the letter “e” in a small circle.  The mark appears as follows:

3)  The word mark “control is key,” without stylization, in relation to products and services offered by the Company.  The mark consists only of the words of which it is comprised.

Patents

eCrypt is currently investigating whether its original processes developed in association with its flagship encryption software, eCrypt for BlackBerry® smartphones are patenable.  If the Company determines that its original processes are patentable, then the Company will apply for patent protection with the United States Patent and Trademark Office.

Licenses

The research, development and commercialization of a encryption software often involves alternative development and optimization routes, which are presented at various stages in the development process. The preferred routes cannot be predicted at the outset of a research and development program because they will depend upon subsequent discoveries and test results.  There are numerous third-party patents in our field, and it is possible that to pursue the preferred development route of one or more of our products we will need to obtain a license to a patent, which would decrease the ultimate profitability of the applicable product. If we cannot negotiate a license, we might have to pursue a less desirable development route or terminate the program altogether.

As noted above, effective January 31, 2008, eCrypt entered into an OEM License Agreement with Certicom Corp., a cryptography company specializing in public key infrastructure implementations, device security, anti-counterfeiting, product authentication, asset management, and fixed-mobile convergence.  Pursuant to the OEM License Agreement, eCrypt was granted a worldwide, non-exclusive, non-transferable license to develop a software product which combines eCrypt’s software with Certicom’s software, Security Builder Crypto-C for RIM, Version 3.2, as compiled within the Research in Motion Crypto API.  Additionally, through the OEM License Agreement eCrypt was granted a license to reproduce and use the object code of the libraries, sample code, and other items specifically designated as “runtime” in Security Builder for distribution purposes.  eCrypt is required to pay Certicom a production fee of $1.00 per unit for each application sold by eCrypt, with an initial $10,000 production fee for the first 10,000 units having been paid upon execution of the OEM License Agreement.  The term of the OEM License Agreement is three (3) years.

Trade Secrets

The Company also relies on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain a competitive position in our product areas.  eCrypt employees and officers must sign a Non-Disclosure Agreement before they are authorized to discuss particulars of the functionality of the Company’s software products.  All current employees and officers of the Company who are privy to confidential information have signed Non-Disclosure and Non-Competition Agreements with the Company.  The foregoing description of our Non-Disclosure Agreement does not purport to be complete and is qualified in its entirety by reference to the Non-Disclosure Agreement which was filed as Exhibit 10.3 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on November 11, 2008

Additionally, Gabriel Rosu, the Company’s Chief Development Officer, has signed a Software Development Partnership Agreement with the Company, pursuant to which eCrypt specifically retains ownership rights to all codes created and developed by Mr. Rosu in the scope of his engagement by the Company.  The foregoing description of the Software Development Partnership Agreement does not purport to be complete and is qualified in its entirety by reference to the Software Development Partnership Agreement which is attached hereto as Exhibit 10.4 and is hereby incorporated by reference.

Environmental Issues

The Company’s goods and services, or the production or provision thereof, do not directly impact the environment.  Notwithstanding the foregoing, the Company strives to be environmentally friendly in all aspects of its operations.

Governmental Regulations

Encryption Software is classified as a “dual-use good,” meaning that it can be used by both the general public and the military.  Export of such goods is regulated by The Wassenaar Arrangement on Export Controls for Conventional Arms and Dual-Use Goods and Technologies (the “Wassenaar Arrangement”).

The Wassenaar Arrangement was established in order to contribute to regional and international security and stability by promoting transparency and greater responsibility in transfers of conventional arms and dual-use goods and technologies, thus preventing destabilizing accumulations. Participating States seek, through their national policies, to ensure that transfers of these items do not contribute to the development or enhancement of military capabilities which undermine these goals, and are not diverted to support such capabilities.

The Participating States of the Wassenaar Arrangement include:  Argentina, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Malta, Netherlands, New Zealand, Norway, Poland, Portugal, Republic of Korea, Romania, Russian Federation, Slovakia, Slovenia, South Africa, Spain, Sweden, Switzerland, Turkey, Ukraine, United Kingdom and United States.

In the United States, the Bureau of Industry and Security (“BIS”) is responsible for implementing and enforcing the Export Administration Regulations (“EAR”), which regulate the export and re-export of most commercial items.  Encryption software is subject to the EAR and other U.S. law, and may not be exported or re-exported to certain countries (currently Cuba, Iran, North Korea, Sudan and Syria) or to persons or entities prohibited from receiving U.S. exports.  Because of this, the Company has applied and has received approval for Mass Market Status Export Authorization from the BIS.  Mass Market Status is given to encryption products which have been reviewed and classified by the BIS as exportable under certain rules and regulations, including the mass market encryption rules of the EAR.

On June 11, 2008 eCrypt recieved a Mass Market Commodity Classification for eCrypt for BlackBerry® smartphones from the United States Department of Commerce; a copy of the Commodity Classification was attached as Exhibit 10.5 to the Form 10 registration statement filed by the Company with the Securities and Exchange Commission on November 11, 2008, and is hereby incorporated by reference.  Because the Company has received this Commodity Classification, eCrypt is allowed to export its software to all people, except restricted parties, such as Specially Designated Nationals, Denied Parties, Denied Entities, and any other prohibited end uses and users (such as end uses/users involving the design, development, production or use of WMDs or missiles), and all countries, except embargoed destinations identified in the EAR.

Employees

The Company does not currently have any full-time employees.  Founder Kasia Zukowska has been contracted by the Company to perform administrative duties on behalf of the Company.  The remaining founders of the Company are currently fulfilling the roles described herein without wages or salaries.

Reports to Security Holders

We are subject to the informational requirements of the Securities Exchange Act of 1934 which requires us to file reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information may be inspected at public reference facilities of the SEC at 100 F Street, NE, Room 1580, Washington D.C. 20549. Copies of such material can be obtained from the Public Reference Section of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549 at prescribed rates. The public could obtain information on the operation of the public reference room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  Because we file documents electronically with the SEC, you may also obtain this information by visiting the SEC's Internet website at http://www.sec.gov.

ITEM 1A.

RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

 PROPERTIES.

The Company does not currently own any real property.  However, the Company has negotiated the lease of office space located at 103 - 248 East 2nd Avenue, Vancouver, British Columbia, Canada.  The space is currently under construction; eCrypt anticipates that the space will be ready for occupancy in November 2009.  This office will serve as the Company’s headquarters.  Currently the Company runs its business operations at 2129 - 4951 Netarts Hwy W, Tillamook OR, 97141.

The Company utilizes a Switzerland-based co-location facility to host its email servers and a Canadian-based co-location facility to host its eCommerce server.  The eCommerce server will serve as the mechanism through which Company will distribute its software online, for both purchase and evaluation purposes.

eCrypt owns the following internet domain names: ecryptinc.com, ecryptinc.ca, ecryptinc.org, ecryptinc.net, ecryptinc.cc, ecryptinc.mobi.

ITEM 3.

LEGAL PROCEEDINGS.

The Company is not a party to any significant pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended March 31, 2009.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s shares are approved for trading on the OTCBB under the symbol “ECRY.”   However, there is no established or liquid trading market for the Company’s shares because very limited, if any, trading has occurred with the Company’s common stock over the last two fiscal years.

Holders.

As of June 30, 2009 there were 33,384,304 shares of common stock issued and outstanding and approximately 62 shareholders of record.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2009 or 2008.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes

ITEM 6.

 SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE

BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Overview & Plan of Operation

eCrypt Technologies, Inc. was incorporated in the State of Colorado, on April 19, 2007.  The Company provides encryption software which secures the transmission of, storage of, and access to digital information.  Currently the Company is in the developmental stage and is in the process of establishing its business operations.  Over the next twelve (12) months, eCrypt will continue developing product enhancements and strengthening strategic alliances.  In particular, eCrypt plans to complete development of the second generation version of it’s flagship product eCrypt for BlackBerry® smartphones, and commence development of additional language support for both versions of eCrypt for BlackBerry® smartphones.  The Company has commenced research for development of encryption software solutions for platforms other than the BlackBerry smartphone as well as research for development of other security software for mobile devices.

CEO and President, Brad Lever, represented the Company at the Wireless Enterprise Symposium (“WES”) in May of 2009, a conference billed as the “biggest BlackBerry event of the year,” as a new BlackBerry® ISV Alliance Member™ guest of RIM.  At WES, Brad Lever had the opportunity to perform informal market research among potential end users, fellow Alliance Members, and potential competitors.  Additionally, the Company has begun prospecting for distribution alliance partners and will be seeking to formalize these relationships in the first or second quarter of the 2010 fiscal year.  Furthermore, eCrypt will pursue strategic engagements of individuals considered to be leading authorities in the field of cryptography for the purposes of seeking advice, testing software, and providing other relevant product-specific research and guidance.

In addition to the foregoing, in an effort to advance the business operations of the Company, over the next twelve (12) months the Company plans to undertake the following actions in the order in which they are listed:

1

complete development of the second generation version of eCrypt for BlackBerry® smartphones;

2

commence and complete BETA testing of the second generation version of eCrypt for BlackBerry® smartphones;

3

commence distribution of second generation version of eCrypt for BlackBerry® smartphones, in accordance with all applicable import and export rules and regulations;

The foregoing business actions are goals of the Company.  There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended March 31, 2009. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

Results of Operation for eCrypt Technologies, Inc. for the Fiscal Year Ended March 31, 2009 Compared to the Fiscal Year Ended March 31, 2008.

Revenue

Revenue.  During the fiscal year ended March 31, 2009, the Company had revenues of $46,350 as compared to revenues of $11,000 during the fiscal year ended March 31, 2008, an increase of $35,350, or approximately 321%. The increase in revenue experienced by the Company was primarily attributable to the Company earning 75%, or $46,350, of the fees due under a pre-paid MCNS contract which commenced July 1st, 2008 and continues for a term of 1 year.  The remaining amount due under the contract of $15,450 is classified as deferred revenue.

Operating Expenses

Operating Expenses.  During the fiscal year ended March 31, 2009, the Company had operating expenses of $82,469 as compared to operating expenses of $27,743 during the fiscal year ended March 31, 2008, an increase of approximately 197%. The increase in operating expenses experienced by the Company was primarily attributable to an increase in professional fees and administrative and general expenses experienced by the Company.

Net Loss

The Company had a net loss of $(91,194) for the fiscal year ended March 31, 2009 as compared to a net loss of $(197,553) for the fiscal year ended March 31, 2008, a change of $106,359 or approximately 54%.  The change net loss experienced by the Company was primarily attributable to an increase in revenue experienced by the Company.

Liquidity and Capital Resources

Currently, we have limited operating capital.  The Company anticipates that it will require approximately $2,000,000 of working capital to complete all of its desired business activity during the next twelve months.  The Company has earned limited revenue from its business operations relating to its MCNS business through which eCrypt assists its clients with managing their electronic communication needs.  We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and the revenues generated from our business operations alone may not be sufficient to fund our operations or planned growth.  During the next twelve months, we plan on generating the necessary capital to fund our business operations and complete our desired business activity through sales of our flagship product, eCrypt for BlackBerry® smartphones.  As of the fiscal year ended March 31, 2009, we have not generated any revenue through sales of eCrypt for BlackBerry® smartphones.   If we are unable to generate the necessary capital through the sales of eCrypt for BlackBerry® smartphones, we may conduct a private placement offering to raise the necessary working capital to fund our business operations.   We may be unable to obtain the additional capital required.   Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

In an effort to raise additional funds, during the period ended March 31, 2009, the Company completed a private placement offering pursuant to which the Company raised a total of $136,546 through the sale of 182,062 Units at a purchase price of $.75 per Unit. Each Unit consisted of one share of common stock (the “Common Stock”) and one Warrant (the “Warrants”). Each Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $0.90 per share at any time up to 24 months from the subscription date. The warrants expire on or before May 4, 2011.

The following discussion outlines the state of our liquidity and capital resources for the fiscal year ended March 31, 2009, compared to the period from April 19, 2007 (inception) to March 31, 2008 (fiscal year end):

Total Current Assets & Total Assets

Our audited balance sheet reflects that: i) as of March 31, 2009, we have total current assets of $109,432, as compared to total current assets of $31,076 at March 31, 2008, an increase of $78,356, or approximately 252%; and ii) as of March 31, 2009, we have total assets of $137,086, compared to total assets of $59,317 as of March 31, 2008, an increase of $77,769, or approximately 131%.  The increase in the Company’s total current assets and total assets from March 31, 2009 to March 31, 2008 was primarily attributable to the collection of financing proceeds via a private placement offering of the Company’s common stock.

Cash and Short Term Investments  As of March 31, 2009, our audited balance sheet reflects that we have cash and short term investments of $95,994, as compared to $19,528 at March 31, 2008, an increase of $76,466, or approximately 392%.  The increase in the Company’s cash and short term investments from March 31, 2009 to March 31, 2008 was primarily attributable to the collection of financing proceeds via a private placement offering of the Company’s common stock.

Total Current Liabilities

As of March 31, 2009, our audited balance sheet reflects that we have total liabilities of $47,657, as compared to total liabilities of $35,139 at March 31, 2008, an increase of $12,518, or approximately 36%.  The increase in the Company’s total liabilities from March 31, 2009 to March 31, 2008 was primarily attributable to collected but deferred revenue of $15,450 for pre-paid MCNS contract which commenced on July 1, 2008 for a term of 1 year.

Deferred Revenue As of March 31, 2009, our balance sheet reflects that we have deferred revenue of $15,450, as compared to deferred revenue of $nil as of March 31, 2009.  The increase in our deferred revenue was attributable to the fact that on July 1, 2008 the Company entered into an agreement to provide a client with network services for a one-year term.  The agreement provides for a prepayment of $61,800 for the full term of the contract. $46,350 represents the earned balance of the prepayment at March 31, 2009.

Cash Flow for the Company for the Fiscal Year Ended March 31, 2009 as Compared to the Fiscal

Year Months Ended March 31, 2008

Operating Activities During the fiscal year ended March 31, 2009, the net cash used by the Company in operating activities was $61,826 as compared to net cash used in operating activities of $26,736 during the fiscal year ended March 31, 2008, a change of $35,100.

Investing Activities During the fiscal year ended March 31, 2009, the net cash used by the Company in investing activities was $18,144, as compared to net cash used in investing activities of $32,667 during the fiscal year ended March 31, 2008, a change of $22,683. The change in net cash used by investing activities was primarily attributable to depreciation of office and business equipment and hardware.

Financing Activities During the fiscal year ended March 31, 2009, the net cash provided by financing activities was $156,446, as compared to net cash provided by financing activities of $78,930 for the during the fiscal year ended March 31, 2009, an increase of $77,516, or approximately 98%. The change in net cash provided by financing activities was primarily attributable to the private placement offering conducted by the Company.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

eCRYPT TECHNOLOGIES, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED MARCH 31, 2009

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

eCrypt Technologies, Inc.

We have audited the accompanying balance sheets of eCrypt Technologies, Inc. as of March 31, 2009 and March 31, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2009 and March 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eCrypt Technologies, Inc. as of March 31, 2009 and March 31, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2009 and March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 11.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

June 26, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Ecrypt Technologies, Inc.
Balance Sheets
(Stated in U.S. Dollars)

	March 31,	March 31,
ASSETS	2009	2008

Current Assets
Cash and short-term investments	$95,994	$19,528
Interest receivable	-	398
Prepaid expenses	13,438	11,150
TOTAL CURRENT ASSETS	109,432	31,076

Property and equipment, net (Note 3)	27,654	28,241
TOTAL ASSETS	$137,086	$59,317

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$8,407	$11,339
Deferred revenue (Note 10)	15,450	-
Convertible loan (Note 6)	23,800	23,800
TOTAL CURRENT LIABILITIES	47,657	35,139

Stockholders’ Equity (Deficit)
Preferred stock, no par value
10,000,000 shares authorized
No shares issued or outstanding	-	-
Common stock, par value $0.001
500,000,000 shares authorized,
33,203,992 shares issued and outstanding (Note 4 and 5)	33,204	-
Paid in capital	208,426	166,600
Subscriptions payable (Note 5)	136,546	55,130
Deficit accumulated	(288,747)	(197,552)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	89,429	24,178
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$137,086	$59,317

The accompanying notes are an integral part of these financial statements

Ecrypt Technologies, Inc.
Statements of Operations
(Stated in U.S. Dollars)

	March 31,	March 31,
	2009	2008

Revenues	$46,350	$11,000

Operating Expenses
Depreciation	18,730	4,426
General and administrative	38,807	7,266
Meals and Entertainment	1,274	706
Professional fees	52,884	10,925
Telephone	23,610	15,420

Operating Loss	(88,955)	(27,743)

Other Income and (Expenses)
Interest income	1,240	398
Interest expense	(3,479)	(170,208)
Total Other Income and (Expenses)	(2,239)	(169,810)

Net Loss before Taxes	$(91,194)	$(197,553)
Other Income and (Expenses)
Net Loss	(91,194)	(197,553)

Basic Earnings (Loss) per share	(0.00)	(0.01)

Weighted-average number of shares outstanding	33,203,992	33,203,992

The accompanying notes are an integral part of these financial statements

Ecrypt Technologies, Inc.
Statements of Cash Flows
(Stated in U.S. Dollars)
	March 31,	March 31,
	2009	2008
Operating activities
Net loss	$(91,194)	$(197,553)
Adjustments for non-cash items:
Depreciation	18,730	4,426
Interest expense on convertible debt	-	166,600
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,932)	11,339
Interest receivable	398	(398)
Deferred revenue	15,450	-
Prepaid expenses	(2,288)	(11,150)
Net cash provided (used) in operating activities	(61,836)	(26,736)

Investing activities
Computer equipment	(5,072)	(5,510)
Computer software	(4,316)	(8,075)
Equipment	(8,757)	(19,082)
Net cash used in investing activities	(18,144)	(32,667)

Financing Activities:
Common stock issuance	33,204	-
Stock subscriptions	81,416	55,130
Proceeds from convertible loan	-	23,800
Paid in capital	41,826	-
Net cash provided from investing activities	156,446	78,930

Net change in cash and short-term investments	76,466	19,527

Cash and short-term investments, beginning of period	19,528	-

Cash and short-term investments, end of period	$95,994	$19,527

Supplemental non-cash information
Interest on convertible loan	2,955	2,230

The accompanying notes are an integral part of these financial statements

Ecrypt Technologies, Inc.
Statements of Stockholders' Equity (Deficit)
Period From Inception Date of April 19, 2007 to March 31, 2009
(Expressed in U.S. Dollars)

	Common Shares		Paid in Capital	Stock Subscriptions Payable	Deficit Accumulated	Total Stockholders’ Deficit
	Number	Amount

Balance at March 31, 2008	-	$ -	$ 166,600	$ 55,130	$(197,552)	$ 24,178

Stock subscriptions	-	-	-	19,900	-	19,900
Net loss	-	-	-	-	(45,237)	(45,237)
Balance at September 30, 2008	-	-	166,600	75,030	(242,789)	(1,159)

Stock issuance	33,203,992	33,204	41,826	(75,030)	-	-
Stock subscriptions	-	-	-	103,921	-	103,921
Net loss	-	-	-	-	(14,182)	(14,182)
Balance at December 31, 2008	33,203,992	33,204	208,426	103,921	(256,971)	88,580

Stock subscriptions	-	-	-	32,625	-	32,625
Net loss	-	-	-	-	(31,776)	(31,776)
Balance at March 31, 2009	33,203,992	33,204	208,426	136,546	(288,747)	89,429

The accompanying notes are an integral part of these financial statements

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the period ended March 31, 2009

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

	March 31
	2009	2008
Net Loss	(91,194)	(197,553)
Weighted-average number of shares outstanding	33,203,992	33,203,992
Basic Earnings (Loss) per share	(0.00)	(0.01)

3.

Property and Equipment

The components of the Company’s equipment are presented below:

		March 31, 2009		March 31,
		Accumulated		2008
	Cost	Amortization	Net	Net

Computer equipment	$10,581	$4,849	$5,732	$4,821
Computer software	6,232	5,411	$821	5,504
Equipment	27,839	6,739	$21,100	17,916

	$44,652	$16,999	$27,653	$28,241

4.

Stockholders’ Equity

1.

Authorized:

500,000,000 Common shares with par value $0.001 each

  10,000,000 Preferred shares with no par value

b)

Issued or outstanding:

	Number of shares	Amount
Balance, April 19, 2007	-	$ -
Common shares issued and outstanding	33,203,992	33,204
Paid In capital	-	41,826
Balance, March 31, 2009	33,203,992	$75,030

On October 09, 2008, the company announced a 4:1 forward stock split on its common shares. 33,203,992 common shares were issued for 8,300,998 stock subscriptions.

5.

Stock Subscriptions

The Company issued private placement subscription agreements. The total amount of common shares subscribed for cash as at March 31, 2009 is 180,312.

	Number of Common shares	Number of preferred shares	Amount
Balance, April 19, 2007	-	-	$-
Shares subscribed for cash	7,250,998	-	55,130

Balance, March 31, 2008	7,250,998	-	55,130
Shares subscribed for cash	1,050,000	-	19,900
Balance, September 30, 2008	8,300,998	-	75,030
Additional shares due to share split 1:4	24,902,994	-	-
Shares issued	(33,203,992)	-	(75,030)
Shares subscribed for cash	180,312	-	136,546
Balance, March 31, 2009	180,312	-	$136,546

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

7.

Warrants

180,312 warrants were issued during the period along with 180,312 stock subscriptions. The exercise price of the warrants is $0.90 per common share.  The warrants expire on or before May 4, 2011.

8.

Income Taxes

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 35% to the net loss before provision for income taxes for the following reasons:

	March 31, 2009	March 31, 2008
Income tax expense at statutory rate	($31,918)	($69,143)
Valuation allowance	31,918	69,143
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of:

	March 31, 2009	March 31, 2008
NOL carryover	$31,918	$69,143
Valuation allowance	(31,918)	(69,143)
Net deferred tax asset	$ -	$ -

9.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $13,629 of advertising expense included in General and Administrative expenses in the 12 months ended March 31, 2009.

10.

Deferred Revenue, Commitments, and Contingencies

On July 1st, 2008 the Company entered into an agreement to provide a client with network services for a one year term.

The agreement provides for a prepayment of $61,800 for the full term of the contract. $15,450 represents the unearned balance of the prepayment.

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

12.

 Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

13.

 Subsequent Events

The Company recognized a clerical error regarding the amount of shares subscribed to and the capital raised from these subscriptions.   The recorded amount of shares subscribed to is 180,312, the recorded subscription proceeds are $136,546.  The correct amount of shares subscribed to should be 182,062.  The error was made regarding a shareholder who had issued a subscription payment in the amount of $3,000, but incorrectly completed the subscription agreement to reflect subscription to 2,250 shares.  The Company has confirmed with the shareholder the intention to subscribe to 4,000 shares of the Company.  The Company will issue a supplementary share certificate in the coming quarter in the amount of 1,750 shares to correct this error.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended March 31, 2009, there were no disagreements with our accountants on accounting and financial disclosure.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2009 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2009, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

There was no change in the Company's internal control over financial reporting during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Significant Employees

The following table sets forth, as of March 31, 2009, the respective positions and ages of our directors and executive officers of the Company. Each director has been elected to hold office until the next annual meeting of shareholders and thereafter until his successor is elected. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Name	Age	Position	Director or Officer Since

Brad Lever	34	Director, Chief Executive Officer, Chief Financial Officer, President	April 2007
Gabriel Rosu	35	Chief Development Officer	April 2007

Biographical Information

Mr. Brad Lever – Mr. Brad Lever (“Mr. Lever”) is 34 years old.  Mr. Lever is currently the sole Director of the Company and serves as the Company’s Chief Executive Officer, Chief Financial Officer, President, Director of Sales and Marketing, and Director of Strategic Alliances and Investor Relations; he has served in these capacities since the Company’s inception.  Mr. Lever’s core functionalities are to coordinate team efforts, manage sales and marketing, and aid in the development of services and solutions which cater to the marketplace.  In addition to the work that Mr. Lever performs with the Registrant, since 2004, Mr. Lever has worked in enterprise sales for BCE, a telecommunications company, focusing on new acquisitions and providing wireless data solutions.  From 2003 to 2004, Mr. Lever was a sales executive with Sophos, Inc., a company that provides anti-virus software solutions to businesses.

Mr. Gabriel Rosu – Mr. Gabriel Rosu (“Mr. Rosu”) is 35 years old.  Mr. Rosu is currently the Company’s Chief Development Officer (“CDO”), a position he has held since the Company’s inception.  As CDO, Mr. Rosu functions as the Company’s lead software developer and eCommerce infrastructure developer.  A fully trained Java Architect, Mr. Rosu is versed in software and application design and development, service-oriented architecture, and encryption frameworks.  His primary role is to develop and test communications and information security concepts and solutions.  In addition to the work Mr. Rosu performs with the Registrant, since March 2008, Mr. Rosu has worked with Telus, a Canadian telecommunications company, as a Frameworks Lead Architect.  From 2004 through February 2008, Mr. Rosu worked with Accenture, a global management consulting, technology services and outsourcing company, as a Frameworks Lead Architect, a position in which he was responsible for deliverable planning and tracking as well as resource allocation.  From 2001 through 2004, Mr. Rosu was a Senior Software Engineer with Verb Exchange Inc., a digital communications company that provides new media marketing opportunities to advertisers, a position in which he served as a team leader and Java architect.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None of the Registrant’s officers, directors, promoters or control persons has been involved in the past five (5) years in any of the following:

(1)

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

Directorships

None of the Company’s executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Securities exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended March 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth, for the years indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s chief executive officer , chief financial officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Summary Compensation Table

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Brad Lever, CEO, President	2009 2008	$nil $nil	-- --	-- --	-- --	-- --	-- --	-- --	$nil $nil
Gabriel Rosu, Chief Development Officer	2009 2008	$nil $nil	-- --	-- --	-- --	-- --	-- --	-- --	$nil $nil

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal year ended March 31, 2009.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended March 31, 2009.

Change in
	Fees				Pension
	Earned			Non-Equity	Value and
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#)	($)	($)	($)

Brad Lever	$nil	--	--	--	--	--	$nil

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 31, 2009, the ownership of each person known by the Company to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class
Common	Global Capital Partners, LLC PO Box 6560 Pahrump, NV 89041	4,000,000	12%
Common	Kasia Zukowska 305 - 336 East 1st Avenue Vancovuer, BC V5T 4R6	2,400,000	7%

Security Ownership of Management

The following table sets forth, as of March 31, 2009, the ownership of each executive officer and director of the Company, and of all executive officers and directors of the Registrant as a group. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Company except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class
Common	Brad Lever(1) 305 - 336 E 1st Ave Vancouver, BC V5T4R6 Canada	8,000,000	24%
Common	Gabriel Rosu(1) 223-6198 Kathleen Ave Burnaby, BC V5H2S7 Canada	2,400,000	7%
Common	All Directors and Officers as a Group (2 in total)	10,400,000	31%

(1) Officer or Director of the Company

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

There were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing.  The Company’s board of directors may not find independent a director who:

1.

is an employee of the company or any parent or subsidiary of the company;

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.

is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.

is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs;

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that Brad Lever is not an independent director under these rules as he is also employed by the Company as its Chief Executive Officer, Chief Financial Officer, and President.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Moore and Associates, Chartered for audit of the Company's annual financial statements were $5,000 for the fiscal year ended March 31, 2009, and $3,000 for the fiscal year ended March 31, 2008.

Audit Related Fees

(2)

Moore and Associates, Chartered did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2009 and 2008.

Tax Fees

(3)

The aggregate fees billed by Moore and Associates, Chartered for tax compliance, advice and planning were $0.00 for the fiscal year ended March 31, 2009 and 2008.

All Other Fees

 (4)

Moore and Associates, Chartered did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2009 and 2008.

Audit Committee=s Pre-approval Policies and Procedures

(5)

The Company does not have an audit committee per se. The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for Fiscal Year Ended March 31, 2009.

(b)

Exhibits.

3.1	Articles of Incorporation of eCrypt Technologies, Inc., filed as exhibit to Form 10 filed with the Securities and Exchange Commission on November 11, 2008.

3.2	Bylaws of eCrypt Technologies, Inc., filed as exhibit to Form 10 filed with the Securities and Exchange Commission on November 11, 2008.

10.1

OEM License Agreement, dated January 31, 2008 by and between Certicom Corp. and eCrypt Technologies, Inc., filed as exhibit to Form 10 filed with the Securities and Exchange Commission on November 11, 2008.

10.2

Blackberry Alliance Program – Master Alliance Agreement, dated April 2, 2008 by and between Research in Motion Limited and eCrypt Technologies, Inc., filed as exhibit to Form 10 filed with the Securities and Exchange Commission on November 11, 2008.

10.3

Standard Non-Disclosure Agreement., filed as exhibit to Form 10 filed with the Securities and Exchange Commission on November 11, 2008, filed as exhibit to Form 10 filed with the Securities and Exchange Commission on November 11, 2008.

10.4

Software Development Partnership Agreement, dated April 23, 2007 by and between eCrypt Technologies, Inc. and Gabi Rosu., filed as exhibit to Form 10 filed with the Securities and Exchange Commission on November 11, 2008.

10.5

Commodity Classification Document., filed as exhibit to Form 10 filed with the Securities and Exchange Commission on November 11, 2008, filed as exhibit to Form 10 filed with the Securities and Exchange Commission on November 11, 2008.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

eCRYPT TECHNOLOGIES, INC.

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Brad Lever

Brad Lever, Chief Executive Officer, Chief Financial Officer, Director

Date:  July 7, 2009