Form 10-Q
period 2009-06-30
eCrypt Technologies, Inc.
filed 2009-08-19
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 1, 2009 the Issuer had 33,384,304 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of eCrypt Technologies, Inc. (the "Company" or “eCrypt”), a Colorado corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended March 31, 2009.

eCRYPT TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2009

Ecrypt Technologies, Inc.
Condensed Balance Sheets
(Stated in U.S. Dollars) (Unaudited)

	June 30	March 31
	2009	2009

Current Assets
Cash and short-term investments	$57,882	$95,994
Prepaid expenses	11,498	13,438
TOTAL CURRENT ASSETS	69,380	109,432

Property and equipment, net	24,118	27,654
TOTAL ASSETS	$93,498	$137,086

Current Liabilities
Accounts payable and accrued liabilities	$1,772	$3,222
Deferred revenue	-	15,450
Convertible loan to related party (Note 3)	23,800	23,800
Accrued interest on convertible loan to related party	6,037	5,185

TOTAL CURRENT LIABILITIES	31,609	47,657

Stockholders’ Equity (Deficit)
Preferred stock, no par value
10,000,000 shares authorized
No shares issued or outstanding	-	-
Common stock, par value $0.001
500,000,000 shares authorized,
33,377,804 shares issued and outstanding	33,204	33,204
Paid in capital	208,426	208,426
Subscriptions payable	131,671	136,546
Deficit accumulated	(311,412)	(288,747)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	61,889	89,429
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$93,498	$137,086

The accompanying condensed footnotes are an integral part of these financial statements

Ecrypt Technologies, Inc.
Condensed Statements of Operations
(Stated in U.S. Dollars) (Unaudited)

	Three Months Ended
	June 30,	June 30,
	2009	2008

Revenues	$15,450	$-

Operating Expenses
Depreciation	3,536	3,739
General and administrative	7,628	12,804
Meals and Entertainment	162	223
Professional fees	22,765	3,276
Telephone	3,498	6,207

Operating Loss	(22,139)	(26,249)

Other Income and (Expenses)
Interest income	446	97
Interest expense	(971)	(1,109)
Total Other Income and (Expenses)	(525)	(1,012)

Net Loss before Taxes	$(22,664)	$(27,261)
Other Income and (Expenses)
Net Loss	(22,664)	(27,261)

Basic Earnings (Loss) per share	(0.00)	(0.00)

Weighted-average number of shares outstanding	33,286,123	33,203,992

The accompanying condensed footnotes are an integral part of these financial statements

Ecrypt Technologies, Inc.
Condensed Statements of Cash Flows
(Stated in U.S. Dollars) (Unaudited)
	Three Months Ended
	June 30,	June 30,
	2009	2008
Operating activities
Net loss	$(22,664)	$(27,261)
Adjustments for non-cash items:
Depreciation	3,536	3,739
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,450)	4,221
Accrued interest on convertible loan to related party	851	1,057
Interest receivable	-	398
Deferred revenue	(15,450)	61,800
Prepaid expenses	1,940	(2,417)

Net cash provided (used) in operating activities	(33,237)	41,537

Investing activities

Financing Activities:
Stock subscriptions	(4,875)	19,900

Net cash provided from investing activities	(4,875)	19,900

Net change in cash and short-term investments	(38,112)	61,437

Cash and short-term investments, beginning of period	95,994	19,528

Cash and short-term investments, end of period	$57,882	$80,965

Supplemental non-cash information
Interest on convertible loan	851	1,057

The accompanying condensed footnotes are an integral part of these financial statements

Ecrypt Technologies, Inc.
Statements of Stockholders' Equity (Deficit)
Period From Inception Date of April 19, 2007 to June 30, 2009
(Expressed in U.S. Dollars)

	Common Shares		Paid in Capital	Stock Subscriptions Payable	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit
	Number	Amount

Balance at April 19, 2007	-	$ -	$ -	$ -	$ -	$ -

Derivative costs associated with convertible debentures
	-	-	166,600	-	-	166,600

Stock subscriptions	-	-	-	55,130	-	55,130
Net loss	-	-	-	-	(197,552)	(197,552)

Balance at March 31, 2008	-	$ -	$ 166,600	$ 55,130	$(197,552)	$ 24,178

Stock subscriptions	-	-	-	19,900	-	19,900
Net loss	-	-	-	-	(45,237)	(45,237)
Balance at September 30, 2008	-	-	166,600	75,030	(242,789)	(1,159)

Stock issuance	33,203,992	33,204	41,826	(75,030)	-	-
Stock subscriptions	-	-	-	103,921	-	103,921
Net loss	-	-	-	-	(14,182)	(14,182)
Balance at December 31, 2008	33,203,992	33,204	208,426	103,921	(256,971)	88,580

Stock subscriptions	-	-	-	32,625	-	32,625
Net loss	-	-	-	-	(31,776)	(31,776)
Balance at March 31, 2009	33,203,992	33,204	208,426	136,546	(288,747)	89,429

Stock subscriptions	173,812	-	-	(4,875)	-	(4,875)
Net loss	-	-	-	-	(22,664)	(22,664)
Balance at June 30, 2009	33,377,804	33,204	208,426	131,671	(311,412)	61,890

The accompanying notes are an integral part of these financial statements

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the period ended June 30, 2009

1.

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.

2.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to implement a marketing strategy in the following quarter to promote the Company’s products in an effort to raise the capital through sales.  These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern.

3.

Convertible Loan

On July 02, 2007, the Company issued a convertible debenture to Global Capital Partners which per agreement is a related party with a face value totaling $23,800. This loan, or any portion, is convertible at any time until paid in full at a rate of 1 common share per $0.001 of the debt converted.  The loan bears interest at an annual rate of 12% percent compounded monthly.

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

Software Sales - eCrypt is developing and plans to sell device-based encryption and security software for Personal Digital Assistants (“PDAs”), wireless handheld devices, laptop and desktop computers, pocket computers, cellular phones, smartphones, and other file storage devices. The Company has developed, and is now selling via its eCommerce website, its flagship product, eCrypt for BlackBerry® smartphones, encryption software for messaging on BlackBerry smartphones; as of June 30, 2009, the Company had not earned any revenue from sales of eCrypt for BlackBerry® smartphones. The Company is also in the process of developing the next generation version of eCrypt for Blackberry smartphones.  In 2007, eCrypt secured a 50-user BETA test group for eCrypt for BlackBerry® smartphones.

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

Managed Communications Network Service – eCrypt also operates a Managed Communications Network Services business through which eCrypt assists its clients with managing their electronic communication needs.

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

1.

complete development of the second generation version of eCrypt for BlackBerry® smartphones;

2.

commence and complete BETA testing of the second generation version of eCrypt for BlackBerry® smartphones; and

3.

commence distribution of second generation version of eCrypt for BlackBerry® smartphones, in accordance with all applicable import and export rules and regulations.

The foregoing business actions are goals of the Company.  There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended June 30,

2009. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

Results of Operation for eCrypt Technologies, Inc. for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008.

Revenue

Revenue.  During the three months ended June 30, 2009, the Company had revenues of $15,450 as compared to revenues of $0 during the three months ended June 30, 2008, an increase of $15,450, or approximately 100%. The increase in revenue experienced by the Company was primarily attributable to the fact that the Company received revenue for MCNS services that it provided to a customer.

Operating Expenses

Operating Expenses.  During the three months ended June 30, 2009, the Company had operating expenses of $37,589 as compared to operating expenses of $26,249 during the three months ended June 30, 2008, an increase of $11,340, or approximately 43%. The increase in operating expenses experienced by the Company was primarily attributable the fact that the Company experienced an increase in professional fees during the period ended June 30, 2009 as compared to the same period in 2008.

Net Loss

The Company had a net loss of $(22,664) for the three months ended June 30, 2009, as compared to a net loss of $(27,261) for the three months ended June 30, 2008, a change of $4,597 or approximately 17%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in Interest Income and a decrease in Interest Expenses during the three months ended June 30, 2009 as compared to the same period in 2008.

Liquidity and Capital Resources

Currently, we have limited operating capital.  The Company anticipates that it will require approximately $2,000,000 of working capital to complete all of its desired business activity during the next twelve months.  The Company has earned limited revenue from its business operations relating to its MCNS business through which eCrypt assists its clients with managing their electronic communication needs.  We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and the revenues generated from our business operations alone may not be sufficient to fund our operations or planned growth.  During the next twelve months, we plan on generating the necessary capital to fund our business operations and complete our desired business activity through sales of our flagship product, eCrypt for BlackBerry® smartphones.  As of the period ended June 30, 2009, we have not generated any revenue through sales of eCrypt for BlackBerry® smartphones.   If we are unable to generate the necessary capital through the sales of eCrypt for BlackBerry® smartphones, we may conduct a private placement offering to raise the necessary working capital to fund our business operations.   We may be unable to obtain the additional capital required.   Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

In an effort to raise additional funds, during the period ended March 31, 2009, the Company completed a private placement offering pursuant to which the Company raised a total of $136,546 through the sale of 182,062 Units at a purchase price of $0.75 per Unit. Each Unit consisted of one share of common stock (the “Common Stock”) and one Warrant (the “Warrants”). Each Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $0.90 per share at any time up to 24 months from the subscription date. The warrants expire on or before May 4, 2011.

The following discussion outlines the state of our liquidity and capital resources for the three month period ended June 30, 2009:

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of June 30, 2009, we have total current assets of $69,380, as compared to total current assets of $109,432 at March 31, 2009, a decrease of $40,052, or approximately 37%; and ii) as of June 30, 2009, we have total assets of $93,498, compared to total assets of $137,086 as of March 31, 2009, decrease of $41,150, or approximately 32%.  The decrease in the Company’s total current assets and total assets from June 30, 2009 to March 31, 2009 was primarily attributable to a decrease of cash and short-term investments.

Cash and Short Term Investments  As of June 30, 2009, our unaudited balance sheet reflects that we have cash and short term investments of $57,882, as compared to $95,994 at March 31, 2009, a decrease of $8,112, or approximately 40%.  The decrease in the Company’s cash and short term investments from June 30, 2009 to March 31, 2009 was primarily attributable to lack of financing through sales and investment and the use of savings for operational expenses.

Total Current Liabilities

Our unaudited balance sheet reflects that: i) as of June 30, 2009, we have total current liabilities of $31,609, as compared to total current liabilities of $47,657 at March 31, 2009, a decrease of $16,048, or approximately 34%; and ii) as of June 30, 2009, we have total liabilities of $31,609, as compared to total liabilities of $47,657 at March 31, 2009, a decrease of $16,048, or approximately 34%.  The decrease in the Company’s total current liabilities and total liabilities from June 30, 2009 to March 31, 2009 was primarily attributable to the Company earning previously deferred revenue for its MCNS services.

Deferred Revenue As of June 30, 2009, our unaudited balance sheet reflects that we have deferred revenue of $0, as compared to deferred revenue of $15,450 as of March 31, 2009.  The decrease in our deferred revenue was attributable to the fact that the Company provided the required MCNS services to earn the deferred revenue.

Cash Flow for the Company for the Three Month Period Ended June 30, 2009 as Compared to the Three Month Period Ended June 30, 2008

Operating Activities During the three month period ended June 30, 2009, the net cash used by the Company in operating activities was $33,237 as compared to net cash used in operating activities of $(41,537) during the three month period ended June 30, 2008, a change of $8,301 The decrease in our net cash used in operating activities was primarily attributable to a decrease in net loss, and a decrease in accounts payable and accrued liabilities, and the earning of previously deferred revenue.

Financing Activities During the three month period ended June 30, 2009, the net cash provided by financing activities was $(4,875) as compared to net cash provided by financing activities of $19,900 for the during the three month period ended June 30, 2009, a decrease of $24,775, or approximately 124%. The change in net cash provided by financing activities was primarily attributable to the fact that the

Company did not engage in fundraising activities during the period, and also received one returned payment for a previous subscription by an individual for the purchase of the Company’s common stock pursuant to the terms of the private placement conducted by the Company.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

eCRYPT TECHNOLOGIES, INC.

By:  /S/ Brad Lever

Brad Lever, Chief Executive Officer, Chief Financial Officer

Date:  August 19, 2009