Form 10-Q
period 2009-09-30
eCrypt Technologies, Inc.
filed 2009-11-16
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 16, 2009 the Issuer had 33,379,554 shares of common stock issued and outstanding.

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2009

eCrypt Technologies, Inc.
(A Development Stage Company)
BALANCE SHEETS
As of September 30, 2009 and March 31, 2009

	September 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$ 16,498	$ 95,994
Interest receivable	-	-
Prepaid expenses	1,285	3,438
TOTAL CURRENT ASSETS	17,783	99,432

Property and equipment, net	21,160	29,076

OTHER ASSETS
License-net	4,444	6,111
TOTAL OTHER ASSETS	4,444	6,111

TOTAL ASSETS	$ 43,387	$ 134,619

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,211	$ 3,223
Accrued interest on convertible loan-related party	7,338	5,185
Deferred revenue	-	15,450
Convertible loan-related party	23,800	23,800
TOTAL CURRENT LIABILITIES	32,349	47,658

TOTAL LIABILITIES	32,349	47,658

STOCKHOLDERS' EQUITY
Common Stock (500,000,000 shares authorized; par value .001;
33,379,554 shares issued and outstanding)	33,380	33,380
Additional paid in capital	173,322	173,322
Subscription payable	-	4,875
Deficit accumulated during the development stage	(195,664)	(124,616)
TOTAL STOCKHOLDERS' EQUITY	11,038	86,961

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 43,387	$ 134,619

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the six months ended September 30, 2009	For the six months ended September 30, 2008	Cumulative amount from inception (April 19, 2007) to September 30, 2009

REVENUES
Sales	$ 12,143	$ 15,450	$ 27,594	$ 15,450	$ 84,944

OPERATING EXPENSES
Amortization and depreciation	4,804	5,370	9,582	9,865	35,206
General and administrative	29,579	14,851	55,370	34,084	160,782
Professional fees	23,539	13,538	31,831	15,818	77,509
TOTAL OPERATING EXPENSES	57,922	33,759	96,783	59,767	273,497

OPERATING LOSS	(45,779)	(18,309)	(69,189)	(44,317)	(188,553)

OTHER INCOME AND (EXPENSES)
Interest expense	(1,552)	(637)	(2,494)	(1,746)	(9,384)
Interest income	189	59	635	156	2,273
TOTAL OTHER INCOME AND (EXPENSES)	(1,363)	(578)	(1,859)	(1,590)	(7,111)

NET LOSS BEFORE INCOME TAXES	(47,142)	(18,887)	(71,048)	(45,907)	(195,664)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$ (47,142)	$ (18,887)	$ (71,048)	$ (45,907)	$ (195,664)

Earnings (Loss) per Share
Basic	-	-	-	-
Diluted	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	33,379,554	33,203,992	33,379,554	33,203,992

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period April 19, 2007 (Inception) to September 30, 2009
(Unaudited)

				Stock	Retained	Total
Par Value of $0.001	Common Shares		Paid in	Subscriptions	Earnings	Stockholders'
	Number	Amount	Capital	Payable	(Deficit)	Equity

Balance at Inception (April 19, 2007)	-	$ -	$ -	$ -	$ -	$ -
Shares issued	29,003,992	29,004	26,126	-	-	55,130
Net loss for the period	-	-	-	-	(32,505)	(32,505)

Balance March 31, 2008	29,003,992	$ 29,004	$ 26,126	$ -	$ (32,505)	$ 22,625

Shares issued	4,200,000	4,200	15,700	-	-	19,900
Net loss for the period	-	-	-	-	(27,021)	(27,021)

Balance June 30, 2008	33,203,992	$ 33,204	$ 41,826	$ -	$ (59,526)	$ 15,504

Stock subscriptions	-	-	-	-	-	-
Net loss for the period	-	-	-	-	(18,887)	(18,887)

Balance September 30, 2008	33,203,992	$ 33,204	$ 41,826	$ -	$ (78,413)	$ (3,383)

Shares issued	138,562	139	103,782	-	-	103,921
Net loss for the period	-	-	-	-	(15,014)	(15,014)

Balance December 31, 2008	33,342,554	$ 33,343	$ 145,608	$ -	$ (93,427)	$ 85,524

Stock subscriptions	-	-	-	4,875	-	4,875
Shares issued	37,000	37	27,714	-	-	27,751
Net loss for the period	-	-	-	-	(31,189)	(31,189)

Balance March 31, 2009	33,379,554	$ 33,380	$ 173,322	$ 4,875	$ (124,616)	$ 86,961

Stock cancelled	-	-	-	(4,875)	-	(4,875)
Net loss for the period	-	-	-	-	(71,048)	(71,048)

Balance September 30, 2009 (unaudited)	33,379,554	$ 33,380	$ 173,322	$ -	$ (195,664)	$ 11,038

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended September 30, 2009	For the six months ended September 30, 2008	Cumulative amount from Inception (April 19, 2007) to September 30, 2009
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (71,048)	$ (45,907)	$ (195,664)
Adjustments for Non-cash Items:
Amortization and depreciation	9,582	9,865	35,206
Interest on convertible debt-related party	2,153	1,548	7,338
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,011)	(661)	1,212
Interest receivable	-	339	-
Deferred revenue	(15,450)	46,350	-
Prepaid expenses	2,153	(8,185)	(1,285)
NET CASH USED IN OPERATING ACTIVITIES	(74,621)	3,347	(153,193)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	-	(10,000)
Computer equipment	-	(1,687)	(9,189)
Computer software	-	(5,259)	(13,783)
Equipment	-	-	(27,839)
NET CASH USED IN INVESTING ACTIVITIES	-	(6,946)	(60,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance	-	19,900	206,702
Stock subscriptions	(4,875)	-	-
Proceeds from convertible loan-related party	-	-	23,800
Net cash provided by financing activities	(4,875)	19,900	230,502

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(79,496)	16,303	16,498

CASH AND CASH EQUIVALENTS
Beginning of year	95,994	19,528	-

End of year	$ 16,498	$ 35,831	$ 16,498

Supplemental disclosures of cash flow information:
Interest on convertible loan-related party	$ 2,153	$ 1,548	$ 7,338

The accompanying notes are an integral part of these financial statements.

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period April 19, 2007 (Inception) through September 30, 2009

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows presented herein have been included in the financial statements.  Operating results for the six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.  The financial statements should be read in conjunction with the Form 10-K for the year ended March 31, 2009 of the Company.

The  Company  has  evaluated  subsequent  events  through  the  date  which the financial statements were available to be issued, November 16, 2009.

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

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period April 19, 2007 (Inception) through September 30, 2009

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

Income Taxes

The Company accounts for income taxes as outlined in the Accounting Standards Codification ("ASC") 740 "Income Taxes", which was previously the Financial Accounting Standards Board (FASB) Statement No. 109, ("Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period April 19, 2007 (Inception) through September 30, 2009

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

	Six months ended September 30, 2009	Six months ended September 30, 2008
Net Loss	$ (71,048)	$ (45,907)
Weighted-average number of shares outstanding
Basic	33,379,554	33,203,992
Earnings (Loss) per share
Basic	(0.00)	(0.00)

3.

Property and Equipment

The components of the Company’s equipment are presented below:

		September 30, 2009	September 30, 2009	March 31, 2009
		Accumulated
	Cost	Amortization	Net	Net

Computer equipment	$9,189	$6,585	$2,604	$4,899
Computer software	13,783	13,750	33	2,861
Equipment	27,839	9,315	18,524	21,316

	$50,811	$29,650	$21,161	$29,076

Intangibles

The components of the Company’s license are presented below:

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period April 19, 2007 (Inception) through September 30, 2009

		Sept. 30, 2009	Sept. 30, 2009	March 31,
		Accumulated		2009
	Cost	Amortization	Net	Net

License	$10,000	5,555	4,445	6,111

	$10,000	$5,555	$4,445	$6,111

4.

Stockholders’ Equity

a)

Authorized:

500,000,000 Common shares with par value $0.001 each

  10,000,000 Preferred shares with no par value

b)

Issued or outstanding:

	Number of shares	Amount
Balance, April 19, 2007	-	$ -
Common shares issued and outstanding	33,379,554	33,380
Paid in capital	-	173,322
Balance, March 31, 2009	33,379,554	$206,702
Common shares issued and outstanding	-	-
Paid in capital	-	-
Balance, September 30, 2009	33,379,554	$206,702

On October 09, 2008, the company announced a 4:1 forward stock split on its common shares. 33,203,992 common shares were issued for 8,300,998 common shares.

On November 12, 2009 the Board of Directors of the Company consented to and approved a four-for-one forward split of the Company’s 33,379,554 issued and outstanding shares of common stock.  Pursuant to Rule 10b-17, the Forward Split will become effective 10 days following the submission of the required notification forms to FINRA. The Company anticipates the effective date to be November 24, 2009.  On the effective date, the Company’s transfer agent will cause to be issued and mailed to the eligible shareholders of record, three additional shares of common stock for each share of common stock held by the shareholder.  The forward split will result in the increase in the number of shares of the Company’s common stock issued and outstanding to 133,518,216 while keeping the number of authorized shares and par value of such shares the same.

5.

Stock Subscriptions

The Company issued private placement subscription agreements. The total amount of common shares subscribed for cash at September 30, 2009 is $0.

6.

Convertible Loan-Related Party

On July 02, 2007, the Company issued a convertible debenture with a face value totaling $23,800. This loan, or any portion, is convertible at any time until paid in full at a rate of 1 common share per $0.001 of

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period April 19, 2007 (Inception) through September 30, 2009 the debt converted.  The loan bears interest at an annual rate of 12% percent compounded monthly. In accordance with EITF 98-5 the intrinsic value of the beneficial conversion feature has been recorded and valued at $0.

7.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $4,544 and $12,936 of advertising expense included in General and Administrative expenses in the six months ended September 30, 2009 and 2008.

8.

Deferred Revenue, Commitments, and Contingencies

On July 1st, 2008 the Company entered into an agreement to provide a client with network services for a one year term.

The agreement provides for a prepayment of $61,800 for the full term of the contract. At September 30, 2009 the contract has been fulfilled.

9.

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

10.

 Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period April 19, 2007 (Inception) through September 30, 2009 current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3

“Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e. book value can go negative).

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period April 19, 2007 (Inception) through September 30, 2009

The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Accounting for Transfers of Financial Assets

In June 2009,  the  FASB  issued  SFAS  No. 166,  "Accounting  for Transfers of Financial  Assets,  an  amendment  to  SFAS  No. 140,"  ("SFAS 166"). SFAS  166 eliminates  the concept of a "qualifying special-purpose entity," changes  the requirements  for  derecognizing  financial  assets,  and  requires additional disclosures  in  order  to  enhance  information reported to users of financial statements  by providing greater transparency  about  transfers  of  financial assets, including  securitization transactions,  and  an  entity's  continuing involvement  in  and  exposure  to  the  risks related to transferred financial assets.  SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

11.

 Subsequent Events

As disclosed on Form 8-KA filed with the Securities and Exchange Commission on November 13, 2009, on November 12, 2009, the Board of Directors of the Company, consented to and approved a Four-for-one forward split of the Company’s 33,379,554 issued and outstanding shares of common stock (the “Forward Split”) while maintaining the current number of authorized shares of common stock (500,000,000 shares) and the current par value per share ($0.001). The Company set the Record Date for determining the shareholders entitled to receive the Forward Split shares as November 12, 2009.  Pursuant to Rule 10b-17, the Forward Split will become effective 10 days following the submission of the required notification forms to FINRA. The Company anticipates the effective date to be November 24, 2009 (the “Effective Date”).  As a result of the Forward Split, all shareholders of record on the Record Date will receive 4 shares of common stock for every one share of common stock they currently own.  On the Effective Date, the Company’s transfer agent will cause to be issued and mailed to the eligible shareholders of record, three additional shares of common stock for each share of common stock held by the shareholder, thereby effectuating the Forward Split on a 4:1 basis.  The Forward Split will result in the increase in the number of shares of the Company’s common stock issued and outstanding to 133,518,216 while keeping the number of authorized shares and par value of such shares the same.

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

Software Sales - eCrypt is developing and plans to sell device-based encryption and security software for Personal Digital Assistants (“PDAs”), wireless handheld devices, laptop and desktop computers, pocket computers, cellular phones, smartphones, and other file storage devices. The Company has developed, and is now selling via its eCommerce website, its flagship product, eCrypt, encryption software for messaging on BlackBerry® smartphones, and, eCrypt PayPerUse, a pay-per-use version of its flagship product; as of September 30, 2009, the Company had not earned any revenue from sales of eCrypt, or eCrypt PayPerUse. The Company is also in the process of developing the next generation version of eCrypt.

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

Over the next twelve (12) months, eCrypt will continue developing product enhancements and strengthening strategic alliances.  In particular, eCrypt plans to complete development of the second generation version of it’s flagship product eCrypt for use on BlackBerry® smartphones, and commence development of additional language support for both versions of eCrypt , and eCrypt PayPerUses.  The Company has commenced research for development of encryption software solutions for platforms other than the BlackBerry® smartphone as well as research for development of other security software for mobile devices.

As a result of CEO and President, Brad Lever, representing the Company at the Wireless Enterprise Symposium (“WES”) in May of 2009, the Company has established several strategic distribution alliances with international Wireless Communications Networks.  The Company will be seeking to formalize and utilize these relationships in the first or second quarter of the 2010 fiscal year.  Furthermore, eCrypt will pursue strategic engagements of individuals considered to be leading authorities in the field of cryptography for the purposes of seeking advice, testing software, and providing other relevant product-specific research and guidance.

In addition to the foregoing, in an effort to advance the business operations of the Company, over the next twelve (12) months the Company plans to undertake the following actions in the order in which they are listed:

1.

complete development of the second generation version of eCrypt for use on BlackBerry® smartphones;

2.

commence and complete BETA testing of the second generation version of eCrypt for use on  BlackBerry® smartphones;

3.

commence distribution of second generation version of eCrypt, in accordance with all applicable import and export rules and regulations;

The foregoing business actions are goals of the Company.  There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended

September 30, 2009. The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-Q.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

Results of Operation for eCrypt Technologies, Inc. for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008.

Revenue

During the three months ended September 30, 2009, the Company had revenues of $12,143, as compared to revenues of $15,450 during the three months ended September 30, 2008, a decrease of $3,307, or approximately 21%.  All revenues during the current quarter were from the Company’s MCNS services.  The decrease in revenue experienced by the Company in the 2nd quarter of 2009 as compared to the 2nd quarter of 2008 was primarily attributable to the fact that certain MCNS customers renewed only a portion of their MCNS service during the three months ended September 30, 2009.

Operating Expenses

During the three months ended September 30, 2009, the Company had operating expenses of $57,922, as compared to operating expenses of $33,759 during the three months ended September 30, 2008, an increase of $24,163, or approximately 72%. The increase in operating expenses experienced by the Company was primarily attributable to the fact that the Company experienced increases in general and administrative expenses, interest expense, and professional fees during the three month period ended September 30, 2009 as compared to the same period in 2008.

The following chart illustrates the changes in our operating expenses for the three month period ended September 30, 2009, as compared to the three month period ended September 30, 2008:

	Three month period ended September 30,
	2009	2008	% Change
Operating expenses:
Depreciation	$4,804	$5,370	-10.5%
General and Administrative	29,579	14,851	99%
Professional Fees	23,539	13,538	74%

Total operating expenses	$57,922	$33,759	72%

Net Loss

The Company had a net loss of $(47,142) for the three months ended September 30, 2009, as compared to a net loss of $(18,887) for the three months ended September 30, 2008, a change of $28,255 or approximately 150%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating expenses during the three months ended September 30, 2009 as compared to the same period in 2008.

Results of Operation for eCrypt Technologies, Inc. for the Six Months Ended September 30, 2009 Compared to the Six Months Ended September 30, 2008.

Revenue

During the six months ended September 30, 2009, the Company had revenues of $27,594 as compared to revenues of $15,450 during the six months ended September 30, 2008, an increase of $12,144, or approximately 78.6%.  All revenues during the six months were from the Company’s MCNS services.  The increase in revenue experienced by the Company was primarily attributable to the fact that certain customers renewed their MCNS service.

Operating Expenses

During the six months ended September 30, 2009, the Company had operating expenses of $96,783 as compared to operating expenses of $59,767 during the six months ended September 30, 2008, an increase of $37,016, or approximately 62%. The increase in operating expenses experienced by the Company was primarily attributable the fact that the Company experienced increases in general and administrative expenses, interest expense, and professional fees during the six month period ended September 30, 2009 as compared to the same period in 2008.

The following chart illustrates the changes in our operating expenses for the six month period ended September 30, 2009, as compared to the six month period ended September 30, 2008:

	Six month period ended September 30,
	2009	2008	% Change
Operating expenses:
Depreciation	$9,582	$9,865	-2.9%
General and Administrative	55,370	34,084	62.4%
Professional Fees	31,831	15,818	101%

Total operating expenses	$96,783	$59,767	62%

Net Loss

The Company had a net loss of $(71,048) for the six months ended September 30, 2009, as compared to a net loss of $(45,907) for the six months ended September 30, 2008, a change of $25,141, or approximately 55%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating expenses during the six months ended September 30, 2009 as compared to the same period in 2008.

Liquidity and Capital Resources

Currently, we have limited operating capital.  The Company anticipates that it will require approximately $2,000,000 of working capital to complete all of its desired business activity during the next twelve months.  The Company has earned limited revenue from its business operations relating to its MCNS business through which eCrypt assists its clients with managing their electronic communication needs.  We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and the revenues generated from our business operations alone may not be sufficient to fund our operations or planned growth.  During the next twelve months, we plan on generating the necessary capital to fund our business operations and complete our desired business activity through sales of our flagship product, eCrypt, and eCrypt PayperUse..  As of the period ended September 30, 2009, we have not generated any revenue through sales of eCrypt or eCrypt PayPerUse.   If we are unable to generate the necessary capital through the sales of eCrypt, and eCrypt PayPerUse, we may conduct a private placement offering to raise the necessary working capital to fund our business operations.   We may be unable to obtain the additional capital required.   Our inability to generate capital

or raise additional funds when required will have a negative impact on our operations, business development and financial results.

The following discussion outlines the state of our liquidity and capital resources for the three month period ended September 30, 2009:

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of September 30, 2009, we have total current assets of $17,783, as compared to total current assets of $99,432 at March 31, 2009, a decrease of $81,649, or approximately 82%; and ii) as of September 30, 2009, we have total assets of $43,387, compared to total assets of $134,619 as of March 31, 2009, a decrease of $91,232, or approximately 68%.  The decrease in the Company’s total current assets and total assets from March 31, 2009 to September 30, 2009 was primarily attributable to the fact that the Company experienced a decrease in its available cash.

Cash  As of September 30, 2009, our unaudited balance sheet reflects that we have cash of $16,498, as compared to $95,994 at March 31, 2009, a decrease of $79,496, or approximately 83%.  The decrease in the Company’s cash from March 31, 2009 to September 30, 2009 was primarily attributable to fact that the Company utilized available cash to pay for operating expenses.

Total Current Liabilities

Our unaudited balance sheet reflects that: i) as of September 30, 2009, we have total current liabilities of $32,349, as compared to total current liabilities of $47,658 at March 31, 2009, a decrease of $15,309, or approximately 32%; and ii) as of September 30, 2009, we have total liabilities of $32,349, as compared to total liabilities of $47,658 at March 31, 2009, a decrease of $15,309, or approximately 32%.  The decrease in the Company’s total current liabilities and total liabilities from March 31, 2009 to September 30, 2009 was primarily attributable to the Company earning previously deferred revenue for its MCNS services.

Deferred Revenue As of September 30, 2009, our unaudited balance sheet reflects that we have deferred revenue of $0, as compared to deferred revenue of $15,450 as of March 31, 2009.  The decrease in our deferred revenue was attributable to the fact that the Company provided the required MCNS services to earn the deferred revenue.

Cash Flow for the Company for the Six Month Period Ended September 30, 2009 as Compared to the Six Month Period Ended September 30, 2008

Cash Flows From Operating Activities During the six month period ended September 30, 2009, the net cash used by the Company in operating activities was $74,621 as compared to net cash used in operating activities of $(3,349) during the six month period ended September 30, 2008, a change of $77,970.  The increase in our net cash used in operating activities was primarily attributable to an increase in net loss, and an increase in accounts payable and accrued liabilities.

Cash Flows From Financing Activities During the six month period ended September 30, 2009, the net cash provided by financing activities was $(4,875) as compared to net cash provided by financing activities of $19,900 for the during the six month period ended September 30, 2008, a change of $24,775.  The change in net cash (used) provided by financing activities was primarily attributable to the fact that the Company did not engage in fundraising activities during the period, and also received one returned payment for a previous subscription by an individual for the purchase of the Company’s common stock pursuant to the terms of the private placement conducted by the Company.

Cash Flows From Investing Activities During the six month period ended September 30, 2009, the net cash used in investing activities was $(0.00) as compared to net cash used in investing activities of $(6,946) for the during the six month period ended September 30, 2008, a change of $6,946.  The change in net cash used in investing activities was primarily attributable to the fact that the Company did not engage in any investing activities during the six period ended September 30, 2009.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

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

Date:  November 16, 2009