Form 10-Q/A
period 2008-12-31
eCrypt Technologies, Inc.
filed 2009-12-02
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE:

eCrypt Technologies, Inc., a Colorado corporation is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to its quarterly report on Form 10-Q, which was filed with the Securities and Exchange Commission on March 11, 2009 (the "Original Filing") to restate and reissue its unaudited financial statements for  fiscal period ended December 31, 2008: i)  to reclassify and amortize a license fee; ii) to recalculate the value of certain convertible debt; iii) to reflect stock subscriptions converted to common stock and a 4-for-1 forward stock split subsequently announced; and iv) to reflect reclassification of assets and adjust depreciation for these assets.  The effect of the restatement is described in note 13 in the notes to the financial statements contained in this Amendment

In addition to the restatements discussed above, this Amendment: i) amends the information contained in Item 2 in the Original Filing; ii) amends the information contained in Item 4T of the Original Filing; iii) clarifies that the name of eCrypt Technologies, Inc.’s main product is eCrypt which has applications for BlackBerry® smartphones; and iv) clarifies that eCrypt Technologies, Inc.’s website has changed from  shop.ecryptinc.com to www.ecryptinc.com.

Except as described above, no other changes have been made to the Original Filing.  Except as described above, this Amendment No. 1 on Form 10-QA does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment No. 1 on Form 10-QA should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of eCrypt Technologies, Inc. (the "Company" or “eCrypt”), a Colorado corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10 Registration Statement filed with the SEC on November 10, 2008, and all amendments thereto.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2008

eCrypt Technologies, Inc.
(A Development Stage Company)
BALANCE SHEETS
As of December 31, 2008 and March 31, 2008

	December 31,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	(Restated)	(Restated)
ASSETS

CURRENT ASSETS
Cash	$ 105,424	$ 19,528
Interest receivable	-	398
Prepaid expenses	3,825	153
TOTAL CURRENT ASSETS	109,249	20,079

Property and equipment, net	31,926	28,241

OTHER ASSETS
License-net	6,944	9,444
TOTAL OTHER ASSETS	6,944	9,444

TOTAL ASSETS	$ 148,119	$ 57,764

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 3,222	$ 9,109
Accrued interest on convertible loan-related party	4,673	2,230
Deferred revenue	30,900	-
Convertible loan-related party	23,800	23,800
TOTAL CURRENT LIABILITIES	62,595	35,139

TOTAL LIABILITIES	62,595	35,139

STOCKHOLDERS' EQUITY
Common stock (500,000,000 shares authorized; par value .001;
33,342,554shares issued and outstanding)	33,343	29,004
Additonal paid in capital	145,608	26,126
Subscription payable	-	-
Deficit accumulated during the development stage	(93,427)	(32,505)
TOTAL STOCKHOLDERS' EQUITY	85,524	22,625

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 148,119	$ 57,764

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended December 31, 2008	For the three months ended December 31, 2007	For the nine months ended December 31, 2008	For the nine months ended December 31, 2007	Cumulative amount from inception (April 19, 2007) to December 31, 2008
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

REVENUES
Sales	$ 15,450	$ -	$ 30,900	$ -	$ 41,900

OPERATING EXPENSES
Amortization and depreciation	7,093	1,492	16,958	1,831	21,940
General and administrative	11,951	8,466	46,036	12,259	69,500
Professional fees	10,789	1,456	26,607	2,450	38,529
TOTAL OPERATING EXPENSES	29,833	11,414	89,601	16,540	129,969

OPERATING LOSS	(14,383)	(11,414)	(58,701)	(16,540)	(88,069)

OTHER INCOME AND (EXPENSES)
Interest expense	(984)	(1,660)	(2,730)	(2,251)	(6,265)
Interest income	353	182	509	182	907
TOTAL OTHER INCOME AND (EXPENSES)	(631)	(1,478)	(2,221)	(2,069)	(5,358)

NET LOSS BEFORE INCOME TAXES	(15,014)	(12,892)	(60,922)	(18,609)	(93,427)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$ (15,014)	$ (12,892)	$ (60,922)	$ (18,609)	$ (93,427)

Earnings (Loss) per Share
Basic	(0.00)	-	(0.00)	-

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	33,260,085	-	33,222,690	-

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from inception (April 19, 2007) to December 31, 2008
(Unaudited)

				Stock	Retained	Total
Par Value of $0.001	Common Shares		Paid in	Subscriptions	Earnings	Stockholders'
	Number	Amount	Capital	Payable	(Deficit)	Equity

Balance at April 19, 2007 (Date of Inception)	-	$ -	$ -	$ -	$ -	$ -
Shares issued	29,003,992	29,004	26,126	-	-	55,130
Net loss for the period	-	-	-	-	(32,505)	(32,505)

Balance March 31, 2008	29,003,992	$ 29,004	$ 26,126	$ -	$ (32,505)	$ 22,625

Shares issued	4,200,000	4,200	15,700	-	-	19,900
Net loss for the period	-	-	-	-	(27,021)	(27,021)

Balance June 30, 2008	33,203,992	$ 33,204	$ 41,826	$ -	$ (59,526)	$ 15,504

Stock subscriptions	-	-	-	-	-	-
Net loss for the period	-	-	-	-	(18,887)	(18,887)

Balance September 30, 2008	33,203,992	$ 33,204	$ 41,826	$ -	$ (78,413)	$ (3,383)

Shares issued	138,562	139	103,782	-	-	103,921
Net loss for the period	-	-	-	-	(15,014)	(15,014)

Balance December 31, 2008	33,342,554	$ 33,343	$ 145,608	$ -	$ (93,427)	$ 85,524

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	December 31, 2008	Cumulative amount from inception (April 19, 2007) to December 31, 2008
	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (60,922)	$ (93,427)
Adjustments for non-cash Items:
Amortization and depreciation	16,958	21,940
Interest on convertible debt-related party	2,443	4,673
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(5,887)	3,222
Interest receivable	398	-
Deferred revenue	30,900	30,900
Prepaid expenses	(3,672)	(3,825)
NET CASH USED IN OPERATING ACTIVITIES	(19,782)	(36,517)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	(10,000)
Computer equipment	(3,679)	(9,189)
Computer software	(5,707)	(13,782)
Equipment	(8,757)	(27,839)
NET CASH USED IN INVESTING ACTIVITIES	(18,143)	(60,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance	123,821	178,951
Stock subscriptions	-	-
Proceeds from convertible loan-related party	-	23,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	123,821	202,751

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	85,896	105,424

CASH AND CASH EQUIVALENTS
Beginning of year	19,528	-

End of year	$ 105,424	$ 105,424

Supplemental disclosures of cash flow information:
Interest on convertible loan-related party	$ 2,443	$ 4,673

The accompanying notes are an integral part of these financial statements.

 eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period from inception (April 19, 2007) to December 31, 2008

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

2.

Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form l0-Q should be read in conjunction with information included in the Form I0-K.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2008 and the results of operations and cash flows presented herein have been included in the financial statements.  Operating results for the nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. The financial statements should be read in conjunction with the Form 10-K for the year ended March 31, 2008 of the Company.

The  Company  has  evaluated  subsequent  events  through  the  date  which the financial statements were available to be issued, November 18, 2009.

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

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation.  Depreciation is calculated using the straight line basis over their useful lives:

 eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period from inception (April 19, 2007) to December 31, 2008

2.

Significant Accounting Policies (cont’d)

Property and Equipment (cont’d)

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

 eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period from inception (April 19, 2007) to December 31, 2008

2.

Significant Accounting Policies (cont’d)

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

	Three months ended December 31, 2008	Nine months ended December 31, 2008	From inception (April 19, 2007) to December 31, 2008
Net Loss	$ (15,014)	$ (60,922)	$ (93,427)
Weighted-average number of shares outstanding
Basic	33,260,085	33,222,690	9,679,828
Earnings (Loss) per share
Basic	(0.00)	(0.00)	(0.00)

3.

Property and Equipment

The components of the Company’s equipment are presented below:

		December 31, 2008	December 31, 2008	March 31, 2008
		Accumulated
	Cost	Amortization	Net	Net

Computer equipment	$ 9,188	$ 3,526	$ 5,662	$ 4,821
Computer software	13,783	10,011	3,772	5,504
Equipment	27,839	5,347	22,492	17,916

	$ 50,810	$ 18,884	$ 31,926	$ 28,241

 eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period from inception (April 19, 2007) to December 31, 2008

3.

Property and Equipment (cont’d)

Intangibles

The components of the Company’s license are presented below:

		December 30, 2008		March 31,
		Accumulated		2008
	Cost	Amortization	Net	Net

License	$10,000	$3,056	$6,944	$9,444

	$10,000	$3,056	$6,944	$9,444

4.

Stockholders’ Equity

a)

Authorized:

500,000,000 Common shares with par value $0.001 each

  10,000,000 Preferred shares with no par value

b)

Issued or outstanding:

	Number of shares	Amount
Balance, April 19, 2007	-	$ -
Common shares issued and outstanding	33,342,554	33,343
Paid In capital	-	145,608
Balance, December 31, 2008	33,342,554	$178,951

On October 09, 2008, the company announced a 4:1 forward stock split on its common shares. 33,203,992 common shares were issued for 8,300,998 stock subscriptions.

5.

Stock Subscriptions

The Company issued private placement subscription agreements. The total amount of common shares subscribed for cash as at December 31, 2008 is 0.

6.

Convertible Loan-Related Party

On July 02, 2007, the Company issued a convertible debenture with a face value totaling $23,800. This loan, or any portion, is convertible at any time until paid in full at a rate of 1 common share per $0.001 of the debt converted.  The loan bears interest at an annual rate of 12% percent compounded monthly. In

 eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period from inception (April 19, 2007) to December 31, 2008

6.

Convertible Loan-Related Party (cont’d)

accordance with EITF 98-5 the intrinsic value of the beneficial conversion feature has been recorded and valued at $-0.

7.

Warrants

138,561 warrants were issued during the period along with 138,561 stock subscriptions. The exercise price of the warrants is $0.75 per common share.  The warrants expire on or before December 04, 2010.

8.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $13,524 of advertising expense included in General and Administrative expenses in the 9 months ended December 31, 2008 and $808 for the period of April 19, 2007 (inception) to March 31, 2008.

9.

Deferred Revenue, Commitments, and Contingencies

On July 1, 2008 the Company entered into an agreement to provide a client with network services for a one year term.

The agreement provides for a prepayment of $61,800 for the full term of the contract. $30,900 represents the unearned balance of the prepayment.

10.

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

11.

 Recent Accounting Pronouncements

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

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165 (ASC 855-10), “Subsequent Events” (SFAS 165). SFAS 165 (ASC 855-10) establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued.

 eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period from inception (April 19, 2007) to December 31, 2008

11.

 Recent Accounting Pronouncements (cont’d)

SFAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company does not expect the adoption of SFAS 165 (ASC 855-10) will have a material impact on its financial condition or results of operation.

In April 2009, the FASB issued FSP No. FAS 157-4 (ASC 820-10). “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) (ASC 820-10).  FSP FAS 157-4 (ASC 820-10) provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 (ASC 820-10) will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3 (ASC 820-10), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”) (ASC 820-10), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 (ASC 820-10) was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 (ASC 820-10) had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8 (ASC 860-10), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1 (ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) (ASC 715-20-65).  FSP FAS 132(R)-1 (ASC 715-20-65) requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 (ASC 715-20-65) will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, (ASC 860-10) “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003) (ASC 810-10), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 (ASC 260-10), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 (ASC 260-10) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of

 eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period from inception (April 19, 2007) to December 31, 2008

11.

 Recent Accounting Pronouncements (cont’d)

Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 (ASC 260-10) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1 (ASC 260-10); neither do we believe that FSP EITF 03-6-1 (ASC 260-10) would have material effect on our consolidated financial position and results of operations if adopted.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, (ASC 944-20) “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 (ASC 944-20) clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 (ASC 944-20) is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 (ASC 944-20) has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161 (ASC 815-10), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161 (ASC 815-10), but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160 (ASC 810-10), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to

 eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period from inception (April 19, 2007) to December 31, 2008

11.

 Recent Accounting Pronouncements (cont’d)

establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007) (ASC 805-10), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160 (ASC 810-10), Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159 (ASC 825-10), The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 (ASC 825-10) is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 (ASC 820-10) Fair Value Measurements.  The Company will adopt SFAS No. 159 (ASC 825-10) beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (ASC 820-10), Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier

 eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period from inception (April 19, 2007) to December 31, 2008

11.

 Recent Accounting Pronouncements (cont’d)

application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

12.

Subsequent Events

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

13.

Restatements

On September 15, 2009 the Company determined that a restatement of its previously filed financial statements for the period of April 17, 2007 (Inception) to March 31, 2008 was necessary to properly value the $23,800 of convertible loan-related party.  This loan, or any portion, is convertible at any time until paid in full at a rate of 1 common share per $0.001 of the debt converted.  The loan bears interest at an annual rate of 12% percent compounded monthly. In accordance with EITF 98-5 the intrinsic value of the beneficial conversion feature has been recorded and valued at $0.

On October 09, 2008 the Company announced a 4:1 forward stock split on its common shares. 33,203,992 common shares were issued for 8,300,998 common shares.  Also, the company elected to issues all shares of stock as of the date of subscription.

On November 6, 2009 the Company determined that a license fee of $10,000 was improperly classes as prepaid expense and has reclassified the license fee as an intangible asset.  The asset is being amortized over 3 years.

On November 6, 2009 the Company determined that certain assets were incorrectly classified and reclassified these assets.  The Company also adjusted depreciation to reflect these assets.

The effect of these restatements on the Company’s previously issued unaudited December 31, 2008 and audited March 30, 2008 financial statements is detailed below:

 eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period from inception (April 19, 2007) to December 31, 2008

13.

Restatements (cont’d)

Balance Sheet December 31, 2008

	Previously
	Reported	Adjustment		As Restated
ASSETS

CURRENT ASSETS
Cash	$ 105,424	$ -		$ 105,424
Interest receivable	-	-		-
Prepaid expenses	13,825	(10,000)	(1)	3,825
TOTAL CURRENT ASSETS	119,249	(10,000)		109,249

Property and equipment, net	31,926	-		31,926

OTHER ASSETS
License-net	-	6,944	(1) (4)	6,944
TOTAL OTHER ASSETS	-	6,944		6,944

TOTAL ASSETS	$ 151,175	$ (3,056)		$ 148,119

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 3,222	$ -		$ 3,222
Accrued interest on convertible loan-related party	4,673	-		4,673
Deferred revenue	30,900	-		30,900
Convertible loan-related party	23,800	-		23,800
TOTAL CURRENT LIABILITIES	62,595	-		62,595

TOTAL LIABILITIES	62,595	-		62,595

STOCKHOLDERS' EQUITY
Common stock (500,000,000 shares authorized; par value .001;
33,342,554 shares issued and outstanding)	$ 33,204	139	(2)	33,343
Additional paid in capital	208,426	(62,818)	(2)	145,608
Subscription payable	103,921	(103,921)	(2)	-
Deficit accumulated during the development stage	(256,971)	163,544	(1)(3)	(93,427)
TOTAL STOCKHOLDERS' EQUITY	88,580	(3,056)		85,524

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 151,175	$ (3,056)		$ 148,119

 eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period from inception (April 19, 2007) to December 31, 2008

13.

Restatements (cont’d)

Statement of Operations for the Period of April 19, 2007 (Inception) to December 31, 2008

	Previously Reported	Adjustments		As Restated

REVENUES
Sales	$ 41,900	$ -		$ 41,900

OPERATING EXPENSES
Amortization and depreciation	18,884	3,056	(1)(4)	21,940
General and administrative	69,369	131		69,500
Professional fees	38,529	-		38,529
TOTAL OPERATING EXPENSES	126,782	3,187		129,969

OPERATING LOSS	(84,882)	(3,187)		(88,069)

OTHER INCOME AND (EXPENSES)
Interest expense	(172,996)	166,731	(2)	(6,265)
Interest income	907	-		907
TOTAL OTHER INCOME AND (EXPENSES)	(172,089)	166,731		(5,358)

NET LOSS BEFORE INCOME TAXES	(256,971)	163,544		(93,427)

PROVISION FOR INCOME TAXES	-	-		-

NET LOSS	$ (256,971)	$ 163,544		$ (93,427)

 eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period from inception (April 19, 2007) to December 31, 2008

13.

Restatements (cont’d)

Statement of Stockholders' Equity (Deficit) for the Period April 19, 2007 (Inception) to December 31, 2008

	Previously
	Reported	Adjustments		As Restated
Number of shares:
Shares issued for cash	33,203,992	38,562		33,242,554
	33,203,992	38,562		33,242,554

Par value of stock	$ 33,204	$ 139	(2)	$ 33,343
Additional paid in capital	208,426	(62,818)	(2)	145,608
Stock subscriptions payable	103,921	(103,921)	(2)	-
Net loss	(256,971)	163,544	(1)(3)	(93,427)
Total equity	$ 88,580	$ (3,056)		$ 85,524

 eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period from inception (April 19, 2007) to December 31, 2008

13.

Restatements (cont’d)

Statement of Cash Flows for the Period April 19, 2007 (Inception) to December 31, 2008

	Reported	Adjustments		As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (256,971)	$ 163,544	(1)(3)	$ (93,427)
Adjustments for non-cash Items:
Amortization and depreciation	18,884	3,056	(1)(4)	21,940
Interest on convertible debt-related party	171,273	(166,600)	(3)	4,673
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,222	-		3,222
Interest receivable	-	-		-
Deferred revenue	30,900	-		30,900
Prepaid expenses	(13,825)	10,000	(1)	(3,825)
NET CASH USED IN OPERATING ACTIVITIES	(46,517)	10,000		(36,517)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	(10,000)	(1)	(10,000)
Computer equipment	(10,582)	1,393	(4)	(9,189)
Computer software	(12,389)	(1,393)	(4)	(13,782)
Equipment	(27,839)	-		(27,839)
NET CASH USED IN INVESTING ACTIVITIES	(50,810)	(10,000)		(60,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance	75,030	103,921	(2)	178,951
Stock subscriptions	103,921	(103,921)	(2)	-
Proceeds from convertible loan-related party	23,800	-		23,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	202,751	0		202,751

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	105,424	(0)		105,424

CASH AND CASH EQUIVALENTS
Beginning of year	-	-		-

End of year	$ 105,424	$ (0)		$ 105,424

 eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period from inception (April 19, 2007) to December 31, 2008

13.

Restatements (cont’d)

Balance Sheet March 31, 2008

	Previously
	Reported	Adjustment		As Restated
ASSETS

CURRENT ASSETS
Cash	$ 19,528	$ -		$ 19,528
Interest receivable	398	-		398
Prepaid expenses	11,150	(10,997)	(1)	153
TOTAL CURRENT ASSETS	31,076	10,997		20,079

Property and equipment, net	28,241	-		28,241

OTHER ASSETS
License-net	-	9,444	(1) (4)	9,444
TOTAL OTHER ASSETS	-	9,444		9,444

TOTAL ASSETS	$ 59,317	$ (1,553)		$ 57,764

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 9,109	$ -		$ 9,109
Accrued interest on convertible loan-related party	2,230	-		2,230
Deferred revenue	-	-		-
Convertible loan-related party	23,800	-		23,800
TOTAL CURRENT LIABILITIES	35,139	-		35,139

TOTAL LIABILITIES	35,139	-		35,139

STOCKHOLDERS' EQUITY
Common stock (500,000,000 shares authorized; par value .001;
29,003,992 Shares Issued and Outstanding)	-	29,004	(2)	29,004
Additional paid in capital	166,600	(140,474)	(2)	26,126
Subscription payable	55,130	(55,130)	(2)	-
Deficit accumulated during the development stage	(197,552)	165,047	(1)(3)	(32,505)
TOTAL STOCKHOLDERS' EQUITY	24,178	(1,553)		22,625

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 59,317	$ (1,553)		$ 57,764

 eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period from inception (April 19, 2007) to December 31, 2008

13.

Restatements (cont’d)

Statement of Operations for the Period of April 19, 2007 (Inception) to March 31, 2008

	Previously Reported	Adjustments		As Restated

REVENUES
Sales	$ 11,000	$ -		$ 11,000

OPERATING EXPENSES
Amortization and Depreciation	4,426	556	(1) (4)	4,982
General and Administrative	23,391	73		23,464
Professional Fees	10,925	997		11,922
TOTAL OPERATING EXPENSES	38,742	1,626		40,368

OPERATING LOSS	(27,742)	(1,626)		(29,368)

OTHER INCOME AND (EXPENSES)
Interest expense	(170,208)	166,673	(2)	(3,535)
Interest income	398	-		398
TOTAL OTHER INCOME AND (EXPENSES)	(169,810)	166,673		(3,137)

NET LOSS BEFORE INCOME TAXES	(197,552)	165,047		(32,505)

PROVISION FOR INCOME TAXES	-	-		-

NET LOSS	$ (197,552)	$ 165,047		$ (32,505)

 eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period from inception (April 19, 2007) to December 31, 2008

13.

Restatements (cont’d)

Statement of Stockholders' Equity (Deficit) for the Period April 19, 2007 (Inception) to March 31, 2008

	Previously
	Reported	Adjustments		As Restated
Number of Shares:
Shares Issued for Cash	-	29,003,992		29,003,992
	-	29,003,992		29,003,992

Par Value of Stock	$ -	$ 29,004	(2)	$ 29,004
Additional Paid in Capital	166,600	(140,474)	(2)	26,126
Stock Subscriptions Payable	55,130	(55,130)	(2)	-
Net Loss	(197,552)	165,047	(1)(3)	(32,505)
Total Equity	$ 24,178	$ (1,553)		$ 22,625

 eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period from inception (April 19, 2007) to December 31, 2008

13.

Restatements (cont’d)

Statement of Cash Flows for the Period April 19, 2007 (Inception) to March 31, 2008

	Reported	Adjustments		As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (197,552)	$ 165,047	(1)(3)	$ (32,505)
Adjustments for non-cash Items:
Amortization and depreciation	4,426	556	(1)	4,982
Interest on convertible debt-related party	168,830	(166,600)	(3)	2,230
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9,109	-		9,109
Interest receivable	(398)	-		(398)
Deferred revenue	-	-		-
Prepaid expenses	(11,150)	10,997	(1)	(153)
NET CASH USED IN OPERATING ACTIVITIES	(26,735)	10,000		(16,735)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	(10,000)	(1)	(10,000)
Computer equipment	(5,5,10)	-		(5,510)
Computer software	(8,075)	-		(8,075)
Equipment	(19,082)	-		(19,082)
NET CASH USED IN INVESTING ACTIVITIES	(32,667)	(10,000)		(42,667)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance	-	55,130	(2)	55,130
Stock subscriptions	55,130	(55,130)	(2)	-
Proceeds from convertible loan-related party	23,800			23,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	78,930	-		78,930

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,528	-		19,528

CASH AND CASH EQUIVALENTS
Beginning of year	-	-		-

End of year	$ 19,528	-		$ 19,528

 eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period from inception (April 19, 2007) to December 31, 2008

13.

Restatements (cont’d)

Explanations for adjustments:

(1)

The license fee originally recorded as a prepaid expense has been reclassified and is being amortized

(2)

The value of the convertible debt was calculated incorrectly

(3)

To reflect stock subscriptions converted to common stock and 4 for 1 forward stock split subsequently announced

(4)

To reflect reclassification of assets and adjust depreciation for these assets

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

Overview & Plan of Operation

eCrypt Technologies, Inc. was incorporated in the State of Colorado, on April 19, 2007.  The Company provides encryption software which secures the transmission of, storage of, and access to digital information.  Currently the Company is in the developmental stage and is in the process of establishing its business operations.  Over the next twelve (12) months, eCrypt will continue developing product enhancements and strengthening strategic alliances.  In particular, eCrypt plans to develop additional language support for its flagship product, eCrypt for BlackBerry® smartphones.  The Company has commenced research for development of encryption software solutions for platforms other than the BlackBerry Wireless Handheld, as well as research for development of other security software for mobile devices.  Additionally, the Company has engaged UTest, a professional BETA test group (www.utest.com) in anticipation of a soft flagship product launch planned for the end of March 2009.

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

1

complete BETA testing of its flagship product, eCrypt for BlackBerry® smartphones;

2

commence distribution of eCrypt for BlackBerry smartphones, in accordance with all applicable import and export rules and regulations;

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

Total Current Assets & Total Assets

Our unaudited restated balance sheet reflects that: i) as of December 31, 2008, we have total current assets of $109,249, as compared to total current assets of $20,079 at March 31, 2008, an increase of $89,170, or approximately 444%; and ii) as of December 31, 2008, we have total assets of $148,119, compared to total assets of $57,764 as of March 31, 2008, an increase of $90,355, or approximately 156%.  The increase in the Company’s total current assets and total assets from March 31, 2008 to December 31, 2008 was primarily attributable to the collection of financing proceeds via a private placement offering of the Company’s common stock, and an increase in prepaid expenses.

Cash As of December 31, 2008, our unaudited balance sheet reflects that we have cash of $105,424, as compared to $19,528 at March 31, 2008, an increase of $85,896, or approximately 440%.  The increase in the Company’s cash from March 31, 2008 to December 31, 2008 was primarily attributable to the collection of financing proceeds via a private placement offering of the Company’s common stock.

Total Current Liabilities

As of December 31, 2008, our unaudited balance sheet reflects that we have total liabilities of $62,595, as compared to total liabilities of $35,139 at March 31, 2008, an increase of $27,456, or approximately 78%.  The increase in the Company’s total liabilities from March 31, 2008 to December 31, 2008 was primarily attributable to the portion of a prepayment treated as deferred revenue, and accrued interest on convertible loan due to a related party.

On July 2, 2007, the Company issued a convertible debenture with a face value totaling $23,800.  The loan reflected by the debenture, or any portion thereof, is convertible at any time until paid in full at a rate of 1 common share per $0.001 of the debt converted.  The loan bears interest at an annual rate of 12% compounded monthly.

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

Cash Flow for the Company for the Nine Months ended December 31, 2008 as Compared to the Period from April 19, 2007 (Inception) to December 31, 2008

Cash Flows From Operating Activities The Company experienced a net loss of $60,922 during the nine months ended December 31, 2008, as compared to a net loss of $93,427 during the period from April 19, 2007 (inception) to December 31, 2008, representing a change of $32,505.  The change in the net loss experienced by the Company was primarily attributable to an increase in operating expenses.

Cash Flows From Investing Activities During the nine month period ended December 31, 2008, the net cash used by the Company in investing activities was ($18,143) as compared to net cash used in investing activities of ($60,811) during the period from April 19, 2007 (inception) to December 31, 2008, a change of $42,668. The change in net cash used by investing activities was primarily attributable to purchases of computer software and equipment.

Cash Flows From Financing Activities During the nine month period ended December 31, 2008, the net cash provided by financing activities was $123,821, as compared to net cash provided by financing activities of $202,752 during the period from April 19, 2007 (inception) to December 31, 2008, a decrease of $78,931, or approximately 39%. The decrease in net cash provided by financing activities was primarily attributable to decreased proceeds from common stock issuance, and the fact that in the period ended December 31, 2008 the Company obtained financing via a convertible loan from a related party.

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

Additionally, the Company's chief executive officer and chief financial officer reviewed whether the restatement of the Company's financial statements for the fiscal period ended December 31, 2008, as described in the Explanatory Note above and Note 13 to the financial statements, affected their conclusions that the Company's disclosure controls and procedures, as of December 31, 2008, were effective in timely alerting them to material company information required to be included in our periodic filings with the SEC. In connection with their review, our chief executive officer and chief financial officer noted that our decision to restate our financial results did not call into question whether the relevant information was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms. It also did not involve any issue about whether information required to be disclosed was accumulated and communicated to our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure. Rather, the restatements were completed to: i)  reclassify and amortize a license fee; ii) recalculate the value of certain convertible debt; iii) reflect stock subscriptions converted to common stock and a 4-for-1 forward stock split subsequently announced; and iv) reflect reclassification of assets and adjust depreciation for these assets. Therefore, based on that review, the Company's management, including the chief executive officer and chief financial officer determined that its prior conclusions, that the Company's disclosure controls and procedures were effective as of December 31, 2008, had not changed.

Changes in Internal Control over Financial Reporting

There was no significant change in the Company's internal control over financial reporting during the period ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(signature page follows)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eCRYPT TECHNOLOGIES, INC.

By:  /S/ Brad Lever

Brad Lever, Chief Executive Officer

Date December 1, 2009