Form 10-K/A
period 2009-03-31
eCrypt Technologies, Inc.
filed 2009-12-02
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE:

eCrypt Technologies, Inc., a Colorado corporation is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its annual report on Form 10-K, which was filed with the Securities and Exchange Commission on July 8, 2009 (the "Original Filing") to restate and reissue its audited financial statements for fiscal year ended March 31, 2009 contained in the Original Filing to include the opinion of De Joya Griffith and Company, LLC, a registered public accounting firm.  The previously issued statements were audited by Moore and Associates Chartered Accountants and Advisors whose registration was revoked in August of 2009.

Additionally, the audited financial statements for  fiscal year ended March 31, 2009 have been restated: i)  to reclassify and amortize a license fee; ii) to recalculate the value of certain convertible debt; iii) to reflect stock subscriptions converted to common stock and a 4-for-1 forward stock split subsequently announced; and iv) to reflect reclassification of assets and adjust depreciation for these assets.  The effect of the restatement is described in note 14 in the notes to the financial statements contained in this Amendment

In addition to the restatements discussed above, this Amendment: i) amends the information contained in Item 7 in the Original Filing; ii) amends the information contained in Item 9A of the Original Filing; iii) clarifies that the name of eCrypt Technologies, Inc.’s main product is eCrypt which has applications for BlackBerry® smartphones; and iv) clarifies that eCrypt Technologies, Inc.’s website has changed from  shop.ecryptinc.com to www.ecryptinc.com.

Except as described above, no other changes have been made to the Original Filing.  Except as described above, this Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

Software Sales - eCrypt is developing and plans to sell device-based encryption and security software for Personal Digital Assistants (“PDAs”), wireless handheld devices, laptop and desktop computers, pocket computers, cellular phones, smartphones, and other file storage devices. The Company has developed, and is now selling via its eCommerce website, its flagship product, eCrypt for BlackBerry® smartphones, encryption software for messaging on BlackBerry smartphones; as of March 31, 2009, the Company had not earned any revenue from sales of eCrypt for BlackBerry smartphones. The Company is also in the process of developing the next generation version of eCrypt for BlackBerry smartphones.  In 2007, eCrypt secured a 50-user BETA test group for eCrypt for BlackBerry smartphones.  eCrypt has also received a commitment from the 50-user BETA test group for the purchase of at least 100 licenses of eCrypt for BlackBerry smartphones upon successful completion of BETA testing; each individual license will be sold for $49.95.

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

Growth and Development

The eCrypt team assembled in June 2006, at which time the members began concept development for what has become the Company’s flagship product, eCrypt for BlackBerry® smartphones.  The Company formally incorporated in the State of Colorado, on April 19, 2007 (“Incorporation Date”) and commenced product development shortly thereafter.

Since its Incorporation Date, the Company has performed a number of tasks in furtherance of the Company’s business.  These tasks include, but are not limited to:  i) setting up bank accounts; ii) establishing supplier accounts; iii) purchasing business equipment and software; iv) completing an initial private placement offering of common stock; v) entering into a service agreement with a client for MCNS; vi) entering into an OEM License agreement with Certicom (for the development of eCrypt for BlackBerry® smartphones) and a BlackBerry ISV (Independent Software Vendor) Alliance with Research In Motion (“RIM”), as more fully explained within this section; and vii) applying for Mass Market Commodity Classification for eCrypt for BlackBerry smartphones from the United States Department of Commerce Bureau of Industry and Security.  The Company is currently in the process of developing a second generation version of its flagship product, eCrypt, encryption software for messaging on BlackBerry Wireless Handheld devices.

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

BlackBerry ISV with RIM

Effective April 2, 2008, eCrypt entered into a BlackBerry Alliance Program – Master Alliance Agreement and joined the BlackBerry Alliance Program with Research in Motion Limited (“RIM”), a leading designer, manufacturer, and marketer of wireless solutions for the worldwide mobile communications market.  Specifically, eCrypt is part of the BlackBerry® Independent Software Vendor (ISV) Alliance Program (the “Alliance Program”).  The Alliance Program is intended to provide certain support to members who are interested in integrating marketable third party applications for BlackBerry wireless handheld devices.  As a BlackBerry® ISV Alliance Member™, eCrypt receives resources, support and tools from RIM needed to develop and sell software applications for BlackBerry® smartphone users.

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

Over the next twelve (12) months, eCrypt plans to continue developing product enhancements and strengthening strategic alliances.  In particular, eCrypt plans to complete development of the second generation version of it’s flagship product, eCrypt for BlackBerry® smartphones, and commence development of additional language support for both versions of eCrypt for BlackBerry smartphones.  The Company also plans to commence research for development of encryption software solutions for platforms other than the BlackBerry Wireless Handheld, as well as research for development of other security software for mobile devices.  Additionally, the Company will engage BETA test groups in anticipation of software releases.

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

Distribution

The Company plans to distribute its software globally, in accordance with applicable import and export regulations, through a number of distribution channels.  The primary method of distribution will be through the Company’s eCommerce website at www.ecryptinc.com.  The Company will also pursue strategic distribution alliances with service providers, carrier dealers, and software vendors to distribute its software.  The Company does not currently have any strategic distribution alliance contracts in place.  To date the Company has not distributed any products.  The Company has, however, provided it’s Managed Communications Network Services to a client.

All of eCrypt’s products and services will be offered and distributed globally, in accordance with applicable import and export regulations.

Customers and Marketing

Customers

To date, the Company’s only current customer through which the Company has generated revenue is a party utilizing the Company’s services related to its MCNS business.

Marketing

The Company will initially make efforts to market its product(s) on the internet, using the Company website (www.ecryptinc.com), as well as a Company microsite developed by Media2O Productions, and on social networking sites such as Twitter and Facebook.  Additionally the Company is exploring the potential of listing its flagship product, eCrypt for BlackBerry® smartphones on online application marketplace websites such as MobiHand and Handango.   Additionally, the Company will list it’s flagship product, eCrypt for BlackBerry smartphones in Research In Motion’s BlackBerry Solutions Catalogue, and explore joint marketing opportunities.  The Company plans to have both casual (without a booth) and official (with a booth or as a Speaker) presence at trade shows such as the Financial Forum hosted in Vancouver, BC Canada; the IDC IT FORUM & EXPO hosted in Boston, MA USA; the ISCE International Satellite & Communications Exchange Conference and Expo hosted in LA, CA USA; DIGITAL DOWNTOWN (D2) hosted in NY, NY USA; GLOBALCOMM hosted in Las Vegas, NV USA; and other such trade shows and expos, internationally.  The Company will also market its solution to Celebrities and Personalities at conventions such as the Sundance Film Festival.  Additionally the Company will seek to place advertisements in various LifeStyle, Technology, and Business magazines. Additionally the Company is considering engaging in strategic marketing alliances (eg: sponsoring an athlete).  Remaining marketing will be word of mouth, and referrals.

Competition

eCrypt’s flagship software product, eCrypt for BlackBerry® smartphones, faces direct competition from three primary development companies: SAMURAI by BabelSecure, SecureMessage by Cworx, and SecretMail by Link2.   Each of the foregoing companies currently offers and sells a software product similar to our flagship product, eCrypt for BlackBerry smartphones.   These companies are at a more advanced stage of business operations than eCrypt because their products are currently available in the market place.  Although there is no assuarance that we will be able to successfully compete with these companies once we release eCrypt for BlackBerry smartphones to the marketplace, we currently believe that we will be able to successfully compete with these companies because we believe that eCrypt for BlackBerry smartphones will have better functionality and will be easier to use than the products of our competitors.  With respect to the Company’s other security software, eCrypt faces tangential competition from Ascendo, Inc. and Rove (formerly Idokorro Mobile).  eCrypt also faces general competition to its security applications from other information security companies, such as PGP, Entrust, and Voltage.

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

On June 11, 2008 eCrypt received a Mass Market Commodity Classification for eCrypt for BlackBerry® smartphones from the United States Department of Commerce; a copy of the Commodity Classification was attached as Exhibit 10.5 to the Form 10 registration statement filed by the Company with the Securities and Exchange Commission on November 11, 2008, and is hereby incorporated by reference.  Because the Company has received this Commodity Classification, eCrypt is allowed to export its software to all people, except restricted parties, such as Specially Designated Nationals, Denied Parties, Denied Entities, and any other prohibited end uses and users (such as end uses/users involving the design, development, production or use of WMDs or missiles), and all countries, except embargoed destinations identified in the EAR.

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

Overview & Plan of Operation

eCrypt Technologies, Inc. was incorporated in the State of Colorado, on April 19, 2007.  The Company provides encryption software which secures the transmission of, storage of, and access to digital information.  Currently the Company is in the developmental stage and is in the process of establishing its business operations.  Over the next twelve (12) months, eCrypt will continue developing product enhancements and strengthening strategic alliances.  In particular, eCrypt plans to complete development of the second generation version of it’s flagship product eCrypt for BlackBerry® smartphones, and commence development of additional language support for both versions of eCrypt for BlackBerry smartphones.  The Company has commenced research for development of encryption software solutions for platforms other than the BlackBerry smartphone as well as research for development of other security software for mobile devices.

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

2

commence and complete BETA testing of the second generation version of eCrypt for BlackBerry smartphones;

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

Operating Expenses

Operating Expenses.  During the fiscal year ended March 31, 2009, the Company had operating expenses of $136,346 as compared to operating expenses of $40,368 during the fiscal year ended March 31, 2008, an increase of approximately 238%. The increase in operating expenses experienced by the Company was primarily attributable to an increase in amortization and depreciation, general and administrative expenses, and professional fees.

Net Loss

The Company had a net loss of $(92,111) for the fiscal year ended March 31, 2009 as compared to a net loss of $(35,505) for the fiscal year ended March 31, 2008, a change of $56,606 or approximately 159%.  The change net loss experienced by the Company was primarily attributable to an increase in operating expenses experienced by the Company.

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

Total Current Assets & Total Assets

Our audited balance sheet reflects that: i) as of March 31, 2009, we have total current assets of $99,432, as compared to total current assets of $20,079 at March 31, 2008, an increase of $79,353, or approximately 395%; and ii) as of March 31, 2009, we have total assets of $134,619, compared to total assets of $57,764 as of March 31, 2008, an increase of $76,855, or approximately 133%.  The increase in the Company’s total current assets and total assets from March 31, 2009 to March 31, 2008 was primarily attributable to the collection of financing proceeds via a private placement offering of the Company’s common stock.

Cash As of March 31, 2009, our audited balance sheet reflects that we have cash of $95,994, as compared to $19,528 at March 31, 2008, an increase of $76,466, or approximately 392%.  The increase in the Company’s cash and short term investments from March 31, 2009 to March 31, 2008 was primarily attributable to the collection of financing proceeds via a private placement offering of the Company’s common stock.

Total Current Liabilities

As of March 31, 2009, our audited balance sheet reflects that we have total liabilities of $47,658 as compared to total liabilities of $35,139 at March 31, 2008, an increase of $12,519, or approximately 36%.  The increase in the Company’s total liabilities from March 31, 2009 to March 31, 2008 was primarily attributable to collected but deferred revenue of $15,450 for pre-paid MCNS contract which commenced on July 1, 2008 for a term of 1 year, and an increase in accrued interest on convertible loan due to a related party.

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

Cash Flow for the Company for the Fiscal Year Ended March 31, 2009 as Compared to the Fiscal Year Months Ended March 31, 2008

Operating Activities During the fiscal year ended March 31, 2009, the net cash used by the Company in operating activities was $61,837 as compared to net cash used in operating activities of $16,735 during the fiscal year ended March 31, 2008, a change of $45,102.

Investing Activities During the fiscal year ended March 31, 2009, the net cash used by the Company in investing activities was $18,144, as compared to net cash used in investing activities of $42,667 during the fiscal year ended March 31, 2008, a change of $24,523. The change in net cash used by investing activities was primarily attributable to depreciation of office and business equipment and hardware.

Financing Activities During the fiscal year ended March 31, 2009, the net cash provided by financing activities was $156,447, as compared to net cash provided by financing activities of $78,930 for the during the fiscal year ended March 31, 2009, an increase of $77,517, or approximately 98%. The change in net cash provided by financing activities was primarily attributable to the private placement offering conducted by the Company.

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

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED MARCH 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

eCrypt Technologies, Inc.

Tillamook, OR 97141

We have audited the accompanying balance sheets of eCrypt Technologies, Inc. (A Development Stage Enterprise) as of March 31, 2009 and March 31, 2008 and the related statements of operations, stockholders’ (deficit) and cash flows for the years then ended and from inception (April 19, 2007) through March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eCrypt Technologies, Inc. (A Development Stage Enterprise) as of March 31, 2009 and March 31, 2008 and the results of its operations and cash flows for the years then ended and from inception (April 19, 2007) through March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 and Note 12 for 2009 and 2008, respectively, to the financial statements, the Company’s total assets and total stockholders’ equity, for the years ended March 31, 2009 and 2008 have been restated from previously reported amounts.  We also audited the adjustments described in Note 14 and Note 12 that were applied to restate the 2009 and 2008 financial statements, respectively.  In our opinion, such adjustments are appropriate and have been properly applied.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 and Note 9 for years ended 2009 and 2008 respectively, to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 11 and Note 9 for years ended 2009 and 2008 respectively. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

November 18, 2009

2580 Anthem Village Dr., Henderson, NV 89052 Telephone (702) 563-1600 ● Facsimile (702) 920-8049	Member Firm with Russell Bedford International

eCrypt Technologies, Inc.
(A Development Stage Company)
BALANCE SHEETS
As of March 31, 2009 and March 31, 2008

	2009	2008
	Audited	Audited
ASSETS	(Restated)	(Restated)

CURRENT ASSETS
Cash	$ 95,994	$ 19,528
Interest receivable	-	398
Prepaid expenses	3,438	153
TOTAL CURRENT ASSETS	99,432	20,079

Property and equipment, net	29,076	28,241

OTHER ASSETS
License-net	6,111	9,444
TOTAL OTHER ASSETS	6,111	9,444

TOTAL ASSETS	$ 134,619	$ 57,764

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 3,223	$ 9,109
Accrued interest on convertible loan-related party	5,185	2,230
Deferred revenue	15,450	-
Convertible loan-related party	23,800	23,800
TOTAL CURRENT LIABILITIES	47,658	35,139

TOTAL LIABILITIES	47,658	35,139

STOCKHOLDERS' EQUITY
Common stock (500,000,000 shares authorized; par value .001;
33,379,554 shares issued and outstanding)	33,380	29,004
Additional paid in capital	173,322	26,126
Subscription payable	4,875	-
Deficit accumulated during the development stage	(124,616)	(32,505)
TOTAL STOCKHOLDERS' EQUITY	86,961	22,624

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 134,619	$ 57,764
The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	2009	2008	Cumulative amount from inception (April 19, 2007) to March 31, 2009
	Audited	Audited
	(Restated)	(Restated)	(Restated)

REVENUES
Sales	$ 46,350	$ 11,000	$ 57,350

OPERATING EXPENSES
Amortization and depreciation	20,642	4,982	25,624
General and administrative	81,948	23,464	105,412
Professional fees	33,756	11,922	45,678
TOTAL OPERATING EXPENSES	136,346	40,368	176,714

OPERATING LOSS	(89,996)	(29,368)	(119,364)

OTHER INCOME AND (EXPENSES)
Interest expense	(3,355)	(3,535)	(6,890)
Interest income	1,240	398	1,638
TOTAL OTHER INCOME AND (EXPENSES)	(2,115)	(3,137)	(5,252)

NET LOSS BEFORE INCOME TAXES	(92,111)	(32,505)	(124,616)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (92,111)	$ (32,505)	$ (124,616)

Earnings (Loss) per Share
Basic	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	32,987,648	9,679,828

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from inception (April 19, 2007) to March 31, 2009
Audited

				Stock	Retained	Total
Par Value of $0.001	Common Shares		Paid in	Subscriptions	Earnings	Stockholders'
	Number	Amount	Capital	Payable	(Deficit)	Equity

Balance at April 19, 2007 (Date of Inception)	-	$ -	$ -	$ -	$ -	$ -
Shares issued	29,003,992	29,004	26,126	-	-	55,130
Net loss for the period	-	-	-	-	(32,505)	(32,505)

Balance March 31, 2008	29,003,992	$ 29,004	$ 26,126	$ -	$ (32,505)	$ 22,625

Shares issued	4,200,000	4,200	15,700	-	-	19,900
Net loss for the period	-	-	-	-	(27,021)	(27,021)

Balance June 30, 2008	33,203,992	$ 33,204	$ 41,826	$ -	$ (59,526)	$ 15,504

Stock subscriptions	-	-	-	-	-	-
Net loss for the period	-	-	-	-	(18,887)	(18,887)

Balance September 30, 2008	33,203,992	$ 33,204	$ 41,826	$ -	$ (78,413)	$ (3,383)

Shares issued	138,562	139	103,782	-	-	103,921
Net loss for the period	-	-	-	-	(15,014)	(15,014)

Balance December 31, 2008	33,342,554	$ 33,343	$ 145,608	$ -	$ (93,427)	$ 85,524

Stock subscriptions	-	-	-	4,875	-	4,875
Shares issued	37,000	37	27,714	-	-	27,751
Net loss for the period	-	-	-	-	(31,189)	(31,189)

Balance March 31, 2009	33,379,554	$ 33,380	$ 173,322	$ 4,875	$(124,616)	$ 86,961

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Audited

	March 31, 2009	March 31, 2008	Cumulative amount from inception (April 19, 2007) to March 31, 2009
	(Restated)	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (92,111)	$ (32,505)	$ (124,616)
Adjustments for non-cash Items:
Amortization and depreciation	20,642	4,982	25,624
Interest on convertible debt-related party	2,955	2,230	5,185
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(5,886)	9,109	3,223
Interest receivable	398	(398)	-
Deferred revenue	15,450	-	15,450
Prepaid expenses	(3,285)	(153)	(3,438)
NET CASH USED IN OPERATING ACTIVITIES	(61,837)	(16,735)	(78,572)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	(10,000)	(10,000)
Computer equipment	(3,679)	(5,510)	(9,189)
Computer software	(5,707)	(8,075)	(13,782)
Equipment	(8,758)	(19,082)	(27,840)
NET CASH USED IN INVESTING ACTIVITIES	(18,144)	(42,667)	(60,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance	151,572	55,130	206,702
Stock subscriptions	4,875	-	4,875
Proceeds from convertible loan-related party	-	23,800	23,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	156,447	78,930	235,377

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	76,466	19,528	95,994

CASH AND CASH EQUIVALENTS
Beginning of year	19,528	-	-

End of year	$ 95,994	$ 19,528	$ 95,994

Supplemental disclosures of cash flow information:
Interest on convertible loan-related party	$ 2,955	$ 2,230	$ 5,185

The accompanying notes are an integral part of these financial statements.

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows presented herein have been included in the financial statements.

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

2.

Significant Accounting Policies (cont’d)

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

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

2.

Significant Accounting Policies (cont’d)

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

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

	2009	2008
Net Loss	$ (92,111)	$ (35,205)
Weighted-average number of shares outstanding
Basic	32,987,648	9,679,828
Earnings (Loss) per share
Basic	(0.00)	(0.00)

3.

Property and Equipment

The components of the Company’s equipment are presented below:

		2009		2008

		Accumulated
	Cost	Amortization	Net	Accumulated Amortization	Net

Computer equipment	$ 9,188	$ 4,290	$ 4,898	$ 689	$ 4,821
Computer software	13,783	10,921	2,862	2,571	5,504
Equipment	27,839	6,523	21,316	1,166	17,916

	$ 50,810	$ 21,734	$ 29,076	$ 4,426	$ 28,241

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

3.

Property and Equipment (cont’d)

Intangibles

The components of the Company’s license are presented below:

		March 31, 2009		March 31,
		Accumulated		2008
	Cost	Amortization	Net	Net

License	$ 10,000	$ 3,889	$ 6,111	$ 9,444

	$ 10,000	$ 3,889	$ 6,111	$ 9,444

4.

Stockholders’ Equity

a)

Authorized:

500,000,000 Common shares with par value $0.001 each

10,000,000 Preferred shares with no par value

b)

Issued or outstanding:

	Number of shares	Amount
Balance, April 19, 2007	-	$ -
Common shares issued and outstanding	33,379,554	33,380
Paid in Capital	-	173,322
Stock Subscriptions	-	4,875
Balance, March 31, 2009	33,379,554	$211,577

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

5.

Stock Subscriptions

The Company issued private placement subscription agreements. The total amount of common shares subscribed for cash as at March 31, 2009 and 2008 is 0 and 0, respectively.

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

5.

Stock Subscriptions (cont’d)

	Number of Common shares	Number of preferred shares	Amount
Balance, April 19, 2007	-	-	$-
Shares subscribed for cash	-	-	-
Balance, March 31, 2008	-	-	-
Shares subscribed for cash	-	-	-
Balance, September 30, 2008	-	-	-
Additional shares due to share split 1:4	-	-	-
Shares issued	-	-	-
Shares subscribed for cash	-	-	4,875
Balance, March 31, 2009	-	-	$4,875

6.

Convertible Loan-Related Party

On July 02, 2007, the Company issued a convertible debenture with a face value totaling $23,800. This loan, or any portion, is convertible at any time until paid in full at a rate of 1 common share per $0.001 of the debt converted.  The loan bears interest at an annual rate of 12% percent compounded monthly. In accordance with EITF 98-5, the intrinsic value of the beneficial conversion feature has been recorded and valued at $-0.

7.

Warrants

182,062 warrants were issued during the period along with 182,062 stock subscriptions. The exercise price of the warrants is $0.75 per common share.  The warrants expire on or before December 04, 2010.

8.

Income Taxes

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 35% to the net loss before provision for income taxes for the following reasons:

	March 31, 2009	March 31, 2008
Income tax expense at statutory rate	($32,239)	($11,377)
Valuation allowance	32,239	11,377
Income tax expense per books	$ -	$ -

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

8.

Income Taxes (cont’d)

Net deferred tax assets consist of the following components as of:

	March 31, 2009	March 31, 2008
NOL carryover	$32,239	$11,377
Valuation allowance	(32,239)	(11,377)
Net deferred tax asset	$ -	$ -

9.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $14,359 and $808 of advertising expense included in General and Administrative expenses in the 12 months ended March 31, 2009 and 2008, respectively.

10.

Deferred Revenue, Commitments, and Contingencies

On July 1, 2008 the Company entered into an agreement to provide a client with network services for a one year term.

The agreement provides for a prepayment of $61,800 for the full term of the contract. $15,450 represents the unearned balance of the prepayment as of March 31, 2009.

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

12.

 Recent Accounting Pronouncements (cont’d)

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

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

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

12.

 Recent Accounting Pronouncements (cont’d)

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

12.

 Recent Accounting Pronouncements (cont’d)

2007. The staff understands that such detailed information about employee exercise behavior may not be

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

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

12.

 Recent Accounting Pronouncements (cont’d)

In September 2006, the FASB issued SFAS No. 157 (ASC 820-10), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements.

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

14.

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

On November 6, 2009 the Company determined that a license fee of $10,000 was improperly classes as prepaid expense and has reclassified the license fee as an intangible asset.  The asset is being amortized 14.  Restatements (cont’d)

over 3 years.

On November 6, 2009 the Company determined that certain assets were incorrectly classified and

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

reclassified these assets.  The Company also adjusted depreciation to reflect these assets.

The effect of these restatements on the Company’s previously issued audited March 31, 2009 and 2008 financial statements is detailed below:

(continued on following pages)

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

14.

Restatements (cont’d)

Balance Sheet March 31, 2009

	Previously Reported	Adjustment		As Restated
ASSETS

CURRENT ASSETS
Cash	$ 95,994	$ -		$ 95,994
Interest receivable	-	-		-
Prepaid expenses	13,438	(10,000)	(1)	3,438
TOTAL CURRENT ASSETS	109,432	(10,000)		99,432

Property and equipment, net	27,654	1,422	(4)	29,076

OTHER ASSETS
License-net	-	6,111	(1)	6,111
TOTAL OTHER ASSETS	-	6,111		6,111

TOTAL ASSETS	$ 137,086	$ (2,467)		$ 134,619

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 3,222	$ 1		$ 3,223
Accrued interest on convertible loan-related party	5,185	-		5,185
Deferred revenue	15,450	-		15,450
Convertible loan-related party	23,800	-		23,800
TOTAL CURRENT LIABILITIES	47,657	1		47,658

TOTAL LIABILITIES	47,657	1		47,658

STOCKHOLDERS' EQUITY
Common stock (500,000,000 shares authorized; par value .001;
33,379,554 shares issued and outstanding)	33,204	176	(2)	33,380
Additional paid in capital	208,426	(35,104)	(2)	173,322
Subscription payable	136,546	(131,671)	(2)	4,875
Deficit accumulated during the development stage	(288,747)	164,131	(1)(3)	(124,616)
TOTAL STOCKHOLDERS' EQUITY	89,429	(2,468)		86,961

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 137,086	$ (2,467)		$ 134,619

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

14.

Restatements (cont’d)

Statement of Operations for the Period of April 19, 2007 (Inception) to March 31, 2009

	Previously Reported	Adjustments		As Restated

REVENUES
Sales	$ 57,350	$ -		$ 57,350

OPERATING EXPENSES
Amortization and depreciation	23,157	2,467	(1)(4)	25,624
General and administrative	87,082	18,330		105,412
Professional fees	63,809	(18,131)		45,678
TOTAL OPERATING EXPENSES	174,048	2,666		176,714

OPERATING LOSS	(116,698)	(2,666)		(119,364)

OTHER INCOME AND (EXPENSES)
Interest expense	(173,687)	166,797	(3)	(6,890)
Interest income	1,638	-		1,638
TOTAL OTHER INCOME AND (EXPENSES)	(172,049)	166,797		(5,252)

NET LOSS BEFORE INCOME TAXES	(288,747)	164,131		(124,616)

PROVISION FOR INCOME TAXES	-	-		-

NET LOSS	$ (288,747)	$ 164,131		$ (124,616)

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

14.

Restatements (cont’d)

Statement of Operations for the Year Ended March 31, 2009

	Previously Reported	Adjustments		As Restated

REVENUES
Sales	$ 46,350	$ -		$ 46,350

OPERATING EXPENSES
Amortization and depreciation	18,730	1,912	(1)(4)	20,642
General and administrative	63,691	18,257		81,948
Professional fees	52,884	(19,128)		33,756
TOTAL OPERATING EXPENSES	135,305	1,041		136,346

OPERATING LOSS	(88,955)	(1,041)		(89,996)

OTHER INCOME AND (EXPENSES)
Interest expense	(3,479)	124	(3)	(3,355)
Interest income	1,240	0		1,240
TOTAL OTHER INCOME AND (EXPENSES)	(2,239)	124		(2,115)

NET LOSS BEFORE INCOME TAXES	(91,194)	(917)		(92,111)

PROVISION FOR INCOME TAXES	-	-		-

NET LOSS	$ (91,194)	$ (917)		$ (92,111)
Per Share Effect of Changes

Earnings (loss) per share
Basic	$ (0.00)	$ (0.00)		$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	33,203,992			32,987,648

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

14.

Restatements (cont’d)

Statement of Cash Flows for the Period April 19, 2007 (Inception) to March 31, 2009

	Reported	Adjustments		As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (288,747)	$ 164,131	(1)(3)	$ (124,616)
Adjustments for non-cash Items:
Amortization and depreciation	23,156	2,468	(1)(4)	25,624
Interest on convertible debt-related party	171,783	(166,598)	(3)	5,185
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,223	-		3,223
Interest receivable	-	-		-
Deferred revenue	15,450	-		15,450
Prepaid expenses	(13,438)	10,000	(1)	(3,438)
NET CASH USED IN OPERATING ACTIVITIES	(88,573)	10,001		(78,572)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	(10,000)	(1)	(10,000)
Computer equipment	(10,581)	1,393	(4)	(9,189)
Computer software	(12,391)	(1,392)	(4)	(13,783)
Equipment	(27,839)	-		(27,839)
NET CASH USED IN INVESTING ACTIVITIES	(50,811)	(10,000)		(60,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance	75,030	131,672	(2)	206,702
Stock subscriptions	136,546	(131,671)	(2)	4,875
Proceeds from convertible loan-related party	23,800	-		23,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	235,376	(1)		235,377

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	95,994	0		95,994

CASH AND CASH EQUIVALENTS
Beginning of year	-	-		-

End of year	$ 95,994	$ 0		$ 95,994

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

14.

Restatements (cont’d)

Statement of Cash Flows for the Year Ended March 31, 2009

	Reported	Adjustments		As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (91,194)	$ (917)	(1)(3)	$ (92,111)
Adjustments for non-cash Items:
Amortization and depreciation	18,730	1,912	(1)(4)	20,642
Interest on convertible debt-related party	-	2,955	(3)	2,955
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,932)	(2,954)		(5,886)
Interest receivable	398	-		398
Deferred revenue	15,450	-		15,450
Prepaid expenses	(2,288)	(997)	(1)	(3,285)
NET CASH USED IN OPERATING ACTIVITIES	(61,836)	(1)		(61,837)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	-	(1)	-
Computer equipment	(5,072)	1,393	(4)	(3,679)
Computer software	(4,316)	(1,391)	(4)	(5,707)
Equipment	(8,756)	(2)		(8,758)
NET CASH USED IN INVESTING ACTIVITIES	(18,144)	-		(18,144)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance	75,030	76,542	(2)	151,572
Stock subscriptions	81,416	(76,542)	(2)	4,875
Proceeds from convertible loan-related party	-	-		-
Net cash provided by financing activities	156,446	-		156,447

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	76,466	(0)		76,466

CASH AND CASH EQUIVALENTS
Beginning of Year	19,528	-		19,528

End of Year	$ 95,994	$ (0)		$ 95,994

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

14.

Restatements (cont’d)

Statement of Stockholders' Equity (Deficit) for the Period April 19, 2007 (Inception) to March 31, 2009

	Previously
	Reported	Adjustments		As Restated
Number of shares:
Shares issued for cash	33,203,992	175,562		33,379,554
	33,203,992	175,562		33,379,554

Par value of stock	$ 33,204	$ 176	(2)	$ 33,380
Additional paid in capital	208,426	(35,104)	(2)	173,322
Stock subscriptions payable	136,546	(131,671)	(2)	4,875
Net loss	(288,747)	164,131	(1)(3)	(124,616)
Total equity	$ 89,429	$ (2,468)		$ 86,961

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

14.

Restatements (cont’d)

Balance Sheet March 31, 2008

	Previously Reported	Adjustment		As Restated
ASSETS

CURRENT ASSETS
Cash	$ 19,528	$ -		$ 19,528
Interest receivable	398	-		398
Prepaid expenses	11,150	(10,997)	(1)	153
TOTAL CURRENT ASSETS	31,076	(10,997)		20,079

Property and equipment, net	28,241	-		28,241

OTHER ASSETS
License-net	-	9,444	(1)	9,444
TOTAL OTHER ASSETS	-	9,444		9,444

TOTAL ASSETS	$ 59,317	$ (1,553)		$ 57,764

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 9,109	$ -		$ 9,109
Accrued interest on convertible loan-related party	2,230	-		2,230
Deferred revenue	-	-		-
Convertible loan-related party	23,800	-		23,800
TOTAL CURRENT LIABILITIES	35,139	-		35,139

TOTAL LIABILITIES	35,139	-		35,139

STOCKHOLDERS' EQUITY
Common stock (500,000,000 shares authorized; par value .001;
29,003,992 Shares Issued and Outstanding)	-	29,004	(2)	29,004
Additional paid in capital	166,600	(140,474)	(2)	26,126
Subscription payable	55,130	(55,130)	(2)	-
Deficit accumulated during the development stage	(197,552)	165,047	(1)(3)	(32,505)
TOTAL STOCKHOLDERS' EQUITY	24,178	(1,553)		22,625

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 59,317	$ (1,553)		$ 57,764

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

14.

Restatements (cont’d)

Statement of Operations for the Period of April 19, 2007 (Inception) to March 31, 2008

	Previously Reported	Adjustments		As Restated

REVENUES
Sales	$ 11,000	$ -		$ 11,000

OPERATING EXPENSES
Amortization and Depreciation	4,426	556	(1)	4,982
General and Administrative	23,391	72		23,464
Professional Fees	10,925	996		11,922
TOTAL OPERATING EXPENSES	38,742	1,624		40,368

OPERATING LOSS	(27,742)	(1,624)		(29,368)

OTHER INCOME AND (EXPENSES)
Interest expense	(170,208)	166,673	(3)	(3,535)
Interest income	398	-		398
TOTAL OTHER INCOME AND (EXPENSES)	(169,810)	166,673		(3,137)

NET LOSS BEFORE INCOME TAXES	(197,552)	165,047		(32,505)

PROVISION FOR INCOME TAXES	-	-		-

NET LOSS	$ (197,552)	$ 165,047		$ (32,505)
Per Share Effect of Changes

Earnings (loss) per share
Basic	$ 0.08	$ (0.01)		$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	2,484,325			9,679,828

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

14.

Restatements (cont’d)

Statement of Stockholders' Equity (Deficit) for the Period April 19, 2007 (Inception) to March 31, 2008

	Previously
	Reported	Adjustments		As Restated
Number of Shares:
Shares Issued for Cash	-	(29,003,992)		29,003,992
	-	(29,003,992)		29,003,992

Par Value of Stock	$ -	$ 29,004	(2)	$ 29,004
Additional Paid in Capital	166,600	(140,474)	(2)	26,126
Stock Subscriptions Payable	55,130	(55,130)	(2)	-
Net Loss	(197,552)	165,047	(1)(3)	(32,505)
Total Equity	$ 24,178	$ (1,553)		$ 22,625

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

Additionally, the Company's chief executive officer and chief financial officer reviewed whether the restatement of the Company's consolidated financial statements for the fiscal year ended March 31, 2009, as described in the Explanatory Note above and Note 14 to the financial statements, affected their conclusions that the Company's disclosure controls and procedures, as of March 31, 2009, were effective in timely alerting them to material company information required to be included in our periodic filings with the SEC. In connection with their review, our chief executive officer and chief financial officer noted that our decision to restate our financial results did not call into question whether the relevant information was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms. It also did not involve any issue about whether information required to be disclosed was accumulated and communicated to our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure. Rather, the restatements were completed to: i)  reclassify and amortize a license fee; ii) recalculate the value of certain convertible debt; iii) reflect stock subscriptions converted to common stock and a 4-for-1 forward stock split subsequently announced; and iv) reflect reclassification of assets and adjust depreciation for these assets. Therefore, based on that review, the Company's management, including the chief executive officer and chief financial officer determined that its prior conclusions, that the

Company's disclosure controls and procedures were effective as of March 31, 2009, had not changed.

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

There was no significant change in the Company's internal control over financial reporting during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by De Joya Griffith & Company, LLC, for audit of the Company's annual financial statements were $7,500 for the fiscal year ended March 31, 2009, and $5,000 for the fiscal year ended March 31, 2008.

Audit Related Fees

(2)

De Joya Griffith & Company, LLC  did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2009 and 2008.

Tax Fees

(3)

The aggregate fees billed by De Joya Griffith & Company, LLC for tax compliance, advice and planning were $0.00 for the fiscal year ended March 31, 2009 and 2008.

All Other Fees

 (4)

De Joya Griffith & Company, LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2009 and 2008.

Audit Committee’s Pre-approval Policies and Procedures

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

(signature page follows)

eCRYPT TECHNOLOGIES, INC.

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Brad Lever

Brad Lever, Chief Executive Officer, Chief Financial Officer, Director

Date:  December 1, 2009