Form 10-Q/A
period 2009-06-30
eCrypt Technologies, Inc.
filed 2009-12-02
CIK 1449574

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

EXPLANATORY NOTE:

eCrypt Technologies, Inc., a Colorado corporation is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to its quarterly report on Form 10-Q, which was filed with the Securities and Exchange Commission on September 3, 2009 (the "Original Filing") to restate and reissue its unaudited financial statements for the fiscal period ended June 30, 2008: i)  to reclassify and amortize a license fee; ii) to recalculate the value of certain convertible debt; iii) to reflect stock subscriptions converted to common stock and a 4-for-1 forward stock split subsequently announced; and iv) to reflect reclassification of assets and adjust depreciation for these assets.  The effect of the restatement is described in note 12 in the notes to the financial statements contained in this Amendment

In addition to the restatements discussed above, this Amendment: i) amends the information contained in Item 2 in the Original Filing; ii) amends the information contained in Item 4T of the Original Filing; iii) clarifies that the name of eCrypt Technologies, Inc.’s main product is eCrypt which has applications for BlackBerry® smartphones; and iv) clarifies that eCrypt Technologies, Inc.’s website has changed from  shopecryptinc.com to www.ecryptinc.com.

Except as described above, no other changes have been made to the Original Filing.  Except as described above, this Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of eCrypt Technologies, Inc. (the "Company" or “eCrypt”), a Colorado corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended March 31, 2009, and all amendments thereto.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2008

eCrypt Technologies, Inc.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)
	(Restated)	(Restated)
ASSETS

CURRENT ASSETS
Cash	$ 57,883	$ 95,994
Interest receivable	-	-
Prepaid expenses	1,498	3,438
TOTAL CURRENT ASSETS	59,381	99,432

Property and equipment, net	25,131	29,076

OTHER ASSETS
License-net	5,278	6,111
TOTAL OTHER ASSETS	5,278	6,111

TOTAL ASSETS	$ 89,790	$ 134,619

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,773	$ 3,223
Accrued interest on convertible loan-related party	6,037	5,185
Deferred revenue	-	15,450
Convertible loan-related party	23,800	23,800
TOTAL CURRENT LIABILITIES	31,610	47,658

TOTAL LIABILITIES	31,610	47,658

STOCKHOLDERS' EQUITY
Common stock (500,000,000 shares authorized; par value .001;
33,379,554 shares issued and outstanding)	33,380	33,380
Additional paid in capital	173,322	173,322
Subscription payable	-	4,875
Deficit accumulated during the development stage	(148,522)	(124,616)
TOTAL STOCKHOLDERS' EQUITY	58,180	86,961

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 89,790	$ 134,619

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Cumulative amount from inception (April 19, 2007) to June 30, 2009
	(Restated)	(Restated)	(Restated)

REVENUES
Sales	$ 15,450	$ -	$ 72,800

OPERATING EXPENSES
Amortization and depreciation	4,778	4,495	30,402
General and administrative	25,792	19,234	131,204
Professional fees	8,292	2,280	53,970
TOTAL OPERATING EXPENSES	38,862	26,009	215,576

OPERATING LOSS	(23,412)	(26,009)	(142,776)

OTHER INCOME AND (EXPENSES)
Interest expense	(941)	(1,109)	(7,831)
Interest income	447	97	2,085
TOTAL OTHER INCOME AND (EXPENSES)	(494)	(1,011)	(5,746)

NET LOSS BEFORE INCOME TAXES	(23,906)	(27,021)	(148,522)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (23,906)	$ (27,021)	$ (148,522)

Earnings (Loss) per Share
Basic	(0.00)	-

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	33,379,554	32,145,296

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from inception (April 19, 2007) to June 30, 2009
(Unaudited)

				Stock	Retained	Total
Par Value of $0.001	Common Shares		Paid in	Subscriptions	Earnings	Stockholders'
	Number	Amount	Capital	Payable	(Deficit)	Equity

Balance at April 19, 2007 (Date of Inception)	-	$ -	$ -	$ -	$ -	$ -
Shares issued	29,003,992	29,004	26,126	-	-	55,130
Net loss for the period	-	-	-	-	(32,505)	(32,505)

Balance March 31, 2008	29,003,992	$ 29,004	$ 26,126	$ -	$ (32,505)	$ 22,625

Shares issued	4,200,000	4,200	15,700	-	-	19,900
Net loss for the period	-	-	-	-	(27,021)	(27,021)

Balance June 30, 2008	33,203,992	$ 33,204	$ 41,826	$ -	$ (59,526)	$ 15,504

Stock subscriptions	-	-	-	-	-	-
Net loss for the period	-	-	-	-	(18,887)	(18,887)

Balance September 30, 2008	33,203,992	$ 33,204	$ 41,826	$ -	$ (78,413)	$ (3,383)

Shares issued	138,562	139	103,782	-	-	103,921
Net loss for the period	-	-	-	-	(15,014)	(15,014)

Balance December 31, 2008	33,342,554	$ 33,343	$ 145,608	$ -	$ (93,427)	$ 85,524

Stock subscriptions	-	-	-	4,875	-	4,875
Shares issued	37,000	37	27,714	-	-	27,751
Net loss for the period	-	-	-	-	(31,189)	(31,189)

Balance March 31, 2009	33,379,554	$ 33,380	$ 173,322	$ 4,875	$ (124,616)	$ 86,961

Stock cancelled	-	-	-	(4,875)	-	(4,875)
Net loss for the period	-	-	-	-	(23,906)	(23,906)

Balance June 30, 2009	33,379,554	$ 33,380	$ 173,322	$ -	$ (148,522)	$ 58,179

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30, 2009	June 30, 2008	Cumulative amount from inception (April 19, 2007) to June 30, 2009
	(Restated)	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (23,906)	$ (27,021)	$ (148,522)
Adjustments for non-cash Items:
Amortization and depreciation	4,778	4,495	30,402
Interest on convertible debt-related party	852	1,057	6,037
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,450)	4,222	1,773
Interest receivable	-	398	-
Deferred revenue	(15,450)	61,800	-
Prepaid expenses	1,940	(3,414)	(1,498)
NET CASH USED IN OPERATING ACTIVITIES	(33,236)	41,537	(111,808)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	-	(10,000)
Computer equipment	-	-	(9,189)
Computer software	-	-	(13,783)
Equipment	-	-	(27,839)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(60,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance	-	19,900	206,702
Stock subscriptions	(4,875)	-	-
Proceeds from convertible loan-related party	-	-	23,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	(4,875)	19,900	230,502

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,111)	61,437	57,883

CASH AND CASH EQUIVALENTS
Beginning of year	95,994	19,528	-

End of year	$ 57,883	$ 80,965	$ 57,883

Supplemental disclosures of cash flow information:
Interest on convertible loan-related party	$ 852	$ 1,057	$ 6,037

The accompanying notes are an integral part of these financial statements.

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows presented herein have been included in the financial statements.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.  The financial statements should be read in conjunction with the Form 10-K for the year ended March 31, 2009 of the Company.

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

For the Period of from inception (April 19, 2007) to June 30, 2009

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

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

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

	Three months ended June 30, 2009	Three months ended June 30, 2008
Net Loss	$ (23,906)	$ (27,021)
Weighted-average number of shares outstanding
Basic	33,379,554	32,145,296
Earnings (Loss) per share
Basic	(0.00)	(0.00)

3.

Property and Equipment

The components of the Company’s equipment are presented below:

		June 30, 2009	June 30, 2009	March 31,
		Accumulated		2009
	Cost	Amortization	Net	Net

Computer equipment	$9,188	$5,431	$3,757	$4,898
Computer software	13,783	12,337	1,446	2,862
Equipment	27,839	7,911	19,928	21,316

	$50,810	$25,679	$25,131	$29,076

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

3.

Property and Equipment (cont’d)

Intangibles

The components of the Company’s license are presented below:

		March 31, 2009		March 31,
		Accumulated		2009
	Cost	Amortization	Net	Net

License	$10,000	$4,722	$5,278	$6,111

	$10,000	$4,722	$5,278	$6,111

4.

Stockholders’ Equity

a)

Authorized:

500,000,000 Common shares with par value $0.001 each

  10,000,000 Preferred shares with no par value

b)

Issued or outstanding:

	Number of shares	Amount
Balance, April 19, 2007	-	$ -
Common shares issued and outstanding	33,379,554	33,380
Paid In capital	-	173,322
Stock Subscriptions	-	4,875
Common shares issued and outstanding	33,379,554	211,577
Stock Subscriptions Cancelled	-	(4,875)
Balance, June 30, 2009	33,379,554	$206,702

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

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

5.

Stock Subscriptions

The Company issued private placement subscription agreements. The total amount of common shares subscribed for cash as at June 30, 2009 is 0.

	Number of Common shares	Number of preferred shares	Amount
Balance, April 19, 2007	-	-	$-
Shares subscribed for cash	-	-	-
Balance, March 31, 2008	-	-	-
Shares subscribed for cash	-	-	-
Balance, September 30, 2008	-	-	-
Additional shares due to share split 1:4	-	-	-
Shares issued	-	-	-
Shares subscribed for cash	-	-	-
Balance, March 31, 2009	-	-	-
Shares issued	-	-	-
Shares subscription canceled	-	-	-
Balance, June 30, 2009	-	-	-

6.

Convertible Loan-Related Party

On July 02, 2007, the Company issued a convertible debenture with a face value totaling $23,800. This loan, or any portion, is convertible at any time until paid in full at a rate of 1 common share per $0.001 of the debt converted.  The loan bears interest at an annual rate of 12% percent compounded monthly. In accordance with EITF 98-5 the intrinsic value of the beneficial conversion feature has been recorded and valued at $23,800.  The amount has been recorded as paid in capital and interest expense as of the date of the transaction.

7.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $125 of advertising expense included in General and Administrative expenses in the 3 months ended June 30, 2009.

8.

Deferred Revenue, Commitments, and Contingencies

On July 1, 2008 the Company entered into an agreement to provide a client with network services for a one year term.

The agreement provides for a prepayment of $61,800 for the full term of the contract. $0 represents the unearned balance of the prepayment.

9.

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

9.

Uncertainty as a Going Concern (cont’d)

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

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

10.

 Recent Accounting Pronouncements (cont’d)

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

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

10.

 Recent Accounting Pronouncements (cont’d)

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

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

10.

 Recent Accounting Pronouncements (cont’d)

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

11.

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

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

12.

Restatements

On September 15, 2009 the Company determined that a restatement of its financial statements for the period of April 17, 2007 (Inception) to March 31, 2008 was necessary to properly value the $23,800 of convertible loan-related party.  This loan, or any portion, is convertible at any time until paid in full at a rate of 1 common share per $0.001 of the debt converted.  The loan bears interest at an annual rate of 12% percent compounded monthly. In accordance with EITF 98-5 the intrinsic value of the beneficial conversion feature has been recorded and valued at $0.

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

The effect of these restatements on the Company’s previously issued unaudited June 30, 2008 and audited March 30, 2008 financial statements is detailed below:

(continued on following pages)

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

12.

Restatements (cont’d)

Balance Sheet June 30, 2009

	Previously
	Reported	Adjustment		As Restated

CURRENT ASSETS
Cash	$ 57,882	$ (1)		$ 57,883
Interest receivable	-	-		-
Prepaid expenses	11,498	10,000	(1)	1,498
TOTAL CURRENT ASSETS	69,380	9,999		59,381

Property and equipment, net	24,118	(1,013)	(4)	25,131

OTHER ASSETS
License-net	-	(5,278)	(1)	5,278
TOTAL OTHER ASSETS	-	(5,278)		5,278

TOTAL ASSETS	$ 93,498	$ 3,708		$ 89,790

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,772	$ -		$ 1,773
Accrued interest on convertible loan-related party	6,037	-		6,037
Deferred revenue	-	-		-
Convertible loan-related party	23,800	-		23,800
TOTAL CURRENT LIABILITIES	31,609	-		31,610

TOTAL LIABILITIES	31,609	-		31,610

STOCKHOLDERS' EQUITY
Common stock (500,000,000 shares authorized; par value .001;
33,379,554 shares issued and outstanding)	33,204	(176)	(2)	33,380
Additional paid in capital	208,426	35,104	(2)	173,322
Subscription payable	131,671	131,671	(2)	-
Deficit accumulated during the development stage	(311,413)	(162,891)	(1)(3)	(148,522)
TOTAL STOCKHOLDERS' EQUITY	61,888	3,708		58,180

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 93,497	$ 3,708		$ 89,790

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

12.

Restatements (cont’d)

Statement of Operations for the Period of April 19, 2007 (Inception) to June 30, 2009

	Previously Reported	Adjustments		As Restated

REVENUES
Sales	$ 72,800	$ -		$ 72,800

OPERATING EXPENSES
Amortization and depreciation	26,692	(3,710)	(1)(4)	30,402
General and administrative	98,373	(32,830)		131,204
Professional fees	86,574	32,603		53,970
TOTAL OPERATING EXPENSES	211,639	(3,938)		215,576

OPERATING LOSS	(138,839)	3,938		(142,776)

OTHER INCOME AND (EXPENSES)
Interest expense	(174,658)	182,489	(3)	(7,831)
Interest income	2,085	-		2,085
TOTAL OTHER INCOME AND (EXPENSES)	(172,574)	182,489		(5,746)

NET LOSS BEFORE INCOME TAXES	(311,413)	186,427		(148,522)

PROVISION FOR INCOME TAXES	-	-		-

NET LOSS	$ (311,413)	$ 186,427		$ (148,522)

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

12.

Restatements (cont’d)

Statement of Cash Flows for the Period April 19, 2007 (Inception) to June 30, 2009

	Reported	Adjustments		As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (311,413)	$ (162,891)	(1)(3)	$ (148,522)
Adjustments for non-cash Items:
Amortization and depreciation	26,693	(3,709)	(1)(4)	30,402
Interest on convertible debt-related party	172,637	166,600	(3)	6,037
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,772	-		1,773
Interest receivable	-	-		-
Deferred revenue	-	-		-
Prepaid expenses	(11,498)	(10,000)	(1)	(1,498)
NET CASH USED IN OPERATING ACTIVITIES	(121,809)	(10,000)		(111,808)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	10,000	(1)	(10,000)
Computer equipment	(10,581)	(1,393)	(4)	(9,189)
Computer software	(12,390)	1,393	(4)	(13,783)
Equipment	(27,839)	-		(27,839)
NET CASH USED IN INVESTING ACTIVITIES	(50,810)	10,000		(60,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance	75,030	(131,672)	(2)	206,702
Stock subscriptions	131,671	131,672	(2)	-
Proceeds from convertible loan-related party	23,800	-		23,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	230,501	0		230,502

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,882	0		57,883

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-		-

End of Year	$ 57,882	$ 0		$ 57,883

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

12.

Restatements (cont’d)

Balance Sheet March 31, 2009

	Previously
	Reported	Adjustment		As Restated
ASSETS

CURRENT ASSETS
Cash	$ 95,994	$ -		$ 95,994
Interest receivable	-	-		-
Prepaid expenses	13,438	10,000	(1)	3,438
TOTAL CURRENT ASSETS	109,432	10,000		99,432

Property and equipment, net	27,654	(1,422)	(4)	29,076

OTHER ASSETS
License-net	-	(6,111)	(1)	6,111
TOTAL OTHER ASSETS	-	(6,111)		6,111

TOTAL ASSETS	$ 137,086	$ 2,467		$ 134,619

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 3,222	$ (1)		$ 3,223
Accrued interest on convertible loan-related party	5,185	-		5,185
Deferred revenue	15,450	-		15,450
Convertible loan-related party	23,800	-		23,800
TOTAL CURRENT LIABILITIES	47,657	(1)		47,658

TOTAL LIABILITIES	47,657	(1)		47,658

STOCKHOLDERS' EQUITY
Common stock (500,000,000 shares authorized; par value .001;
33,379,554 shares issued and outstanding)	33,204	(176)	(2)	33,380
Additional paid in capital	208,426	35,104	(2)	173,322
Subscription payable	136,546	131,671	(2)	4,875
Deficit accumulated during the development stage	(288,747)	(164,131)	(1)(3)	(124,616)
TOTAL STOCKHOLDERS' EQUITY	89,429	2,468		86,961

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 137,086	$ 2,467		$ 134,619

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

12.

Restatements (cont’d)

Statement of Operations for the Period of April 19, 2007 (Inception) to March 31, 2009

	Previously Reported	Adjustments		As Restated

REVENUES
Sales	$ 57,350	$ -		$ 57,350

OPERATING EXPENSES
Amortization and depreciation	23,157	(2,467)	(1)(4)	25,624
General and administrative	87,082	(18,329)		105,412
Professional fees	63,809	18,131		45,678
TOTAL OPERATING EXPENSES	174,048	(2,666)		176,714

OPERATING LOSS	(116,698)	2,666		(119,364)

OTHER INCOME AND (EXPENSES)
Interest expense	(173,687)	180,577	(3)	(6,890)
Interest income	1,638	-		1,638
TOTAL OTHER INCOME AND (EXPENSES)	(172,049)	180,577		(5,252)

NET LOSS BEFORE INCOME TAXES	(288,747)	183,243		(124,616)

PROVISION FOR INCOME TAXES	-	-		-

NET LOSS	$ (288,747)	$ 183,243		$ (124,616)

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

12.

Restatements (cont’d)

Statement of Operations for the Year Ended March 31, 2009

	Previously Reported	Adjustments		As Restated

REVENUES
Sales	$ 46,350	$ -		$ 46,350

OPERATING EXPENSES
Amortization and depreciation	18,730	(1,912)	(1)(4)	20,642
General and administrative	63,691	(18,256)		81,948
Professional fees	52,884	19,128		33,756
TOTAL OPERATING EXPENSES	135,306	(1,042)		136,346

OPERATING LOSS	(88,956)	1,042		(89,996)

OTHER INCOME AND (EXPENSES)
Interest expense	(3,479)	6,833	(3)	(3,355)
Interest income	1,240	0		1,240
TOTAL OTHER INCOME AND (EXPENSES)	(2,239)	6,834		(2,115)

NET LOSS BEFORE INCOME TAXES	(91,194)	7,876		(92,111)

PROVISION FOR INCOME TAXES	-	-		-

NET LOSS	$ (91,194)	$ 7,876		$ (92,111)

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

12.

Restatements (cont’d)

Statement of Cash Flows for the Period April 19, 2007 (Inception) to March 31, 2009

	Reported	Adjustments		As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (288,747)	$ (164,131)	(1)(3)	$ (124,616)
Adjustments for non-cash Items:
Amortization and depreciation	23,157	(2,467)	(1)(4)	25,624
Interest on convertible debt-related party	171,785	166,600	(3)	5,185
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,221	-		3,223
Interest receivable	-	-		-
Deferred revenue	15,450	-		15,450
Prepaid expenses	(13,438)	(10,000)	(1)	(3,438)
NET CASH USED IN OPERATING ACTIVITIES	(88,572)	(9,998)		(78,572)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	10,000	(1)	(10,000)
Computer equipment	(10,581)	(1,393)	(4)	(9,189)
Computer software	(12,391)	1,392	(4)	(13,783)
Equipment	(27,839)	-		(27,839)
NET CASH USED IN INVESTING ACTIVITIES	(50,811)	9,999		(60,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance	75,030	(131,672)	(2)	206,702
Stock subscriptions	136,546	131,671	(2)	4,875
Proceeds from convertible loan-related party	23,800	-		23,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	235,376	(1)		235,377

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	95,994	0		95,994

CASH AND CASH EQUIVALENTS
Beginning of year	-	-		-

End of year	$ 95,994	$ 0		$ 95,994

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

12.

Restatements (cont’d)

Statement of Cash Flows for the Year Ended March 31, 2009

	Reported	Adjustments		As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (91,194)	$ 916	(1)(3)	$ (92,111)
Adjustments for non-cash Items:
Amortization and depreciation	18,730	(1,912)	(1)(4)	20,642
Interest on convertible debt-related party	-	(2,955)	(3)	2,955
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,932)	2,954		(5,886)
Interest receivable	398	-		398
Deferred revenue	15,450	-		15,450
Prepaid expenses	(2,288)	997	(1)	(3,285)
NET CASH USED IN OPERATING ACTIVITIES	(61,836)	(0)		(61,837)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	-	(1)	-
Computer equipment	(5,072)	(1,393)	(4)	(3,679)
Computer software	(4,316)	1,391	(4)	(5,707)
Equipment	(8,757)	2		(8,758)
NET CASH USED IN INVESTING ACTIVITIES	(18,145)	-		(18,144)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance	75,030	(76,542)	(2)	151,572
Stock subscriptions	81,416	76,542	(2)	4,875
Proceeds from convertible loan-related party	-	-		-
Net cash provided by financing activities	156,446	-		156,448

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	76,466	(0)		76,468

CASH AND CASH EQUIVALENTS
Beginning of Year	19,528	-		19,528

End of Year	$ 95,994	$ (0)		$ 95,996

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

12.

Restatements (cont’d)

Statement of Stockholders' Equity (Deficit) for the Period April 19, 2007 (Inception) to March 31, 2009

	Previously
	Reported	Adjustments		As Restated
Number of shares:
Shares issued for cash	33,203,992	(175,562)		33,379,554
	33,203,992	(175,562)		33,379,554

Par value of stock	$ 33,204	$ (176)	(2)	$ 33,380
Additional paid in capital	208,426	35,104	(2)	173,322
Stock subscriptions payable	136,546	131,671	(2)	4,875
Net loss	(288,747)	(164,131)	(1)(3)	(124,616)
Total equity	$ 89,430	$ 2,469		$ 86,960

Statement of Stockholders' Equity (Deficit) Year Ended March 31, 2009

	Previously
	Reported	Adjustments		As Restated
Number of shares:
Shares Issued for Cash	33,203,992	(175,562)		33,379,554
	33,203,992	(175,562)		33,379,554

Par value of stock	$ 33,204	$ (176)	(2)	$ 33,380
Additional paid in capital	208,426	35,104	(2)	173,322
Stock subscriptions payable	136,546	131,671	(2)	4,875
Net loss	(288,747)	(196,636)	(1)(3)	(92,111)
Total equity	$ 89,429	$ (30,036)		$ 119,465

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

12.

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

Results of Operation for eCrypt Technologies, Inc. for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008.

Revenue

Revenue.  During the three months ended June 30, 2009, the Company had revenues of $15,450 as compared to revenues of $nil during the three months ended June 30, 2008, an increase of $15,450, or approximately 100%. The increase in revenue experienced by the Company was primarily attributable to: the Company provided MCNS services to one customer.

Operating Expenses

Operating Expenses.  During the three months ended June 30, 2009, the Company had operating expenses of $ 38,862 as compared to operating expenses of $26,009 during the three months ended June 30, 2008, an increase of $12,853, or approximately 49%. The increase in operating expenses experienced by the Company was primarily attributable the fact that the Company experienced an increase in general and administrative expenses, and professional fees during the period ended June 30, 2009 as compared to the same period in 2008.

Net Loss

The Company had a net loss of $(23,906) for the three months ended June 30, 2009, as compared to a net loss of $(27,021) for the three months ended June 30, 2008, a change of $3,115 or approximately 12%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in interest income and a decrease in interest expenses during the three months ended June 30, 2009 as compared to the same period in 2008.

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

During the next twelve months, we plan on generating the necessary capital to fund our business operations and complete our desired business activity through sales of our flagship product, eCrypt for BlackBerry® smartphones, and eCrypt PayPerUse .  As of the period ended June 30, 2009, we have not generated any revenue through sales of eCrypt for BlackBerry smartphones, or eCrypt PayPerUse.   If we

are unable to generate the necessary capital through the sales of eCrypt for BlackBerry smartphones, or eCrypt PayPerUse, we may conduct a private placement offering to raise the necessary working capital to fund our business operations.   We may be unable to obtain the additional capital required.   Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

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

The following discussion outlines the state of our liquidity and capital resources for the three month period ended June 30, 2009:

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of June 30, 2009, we have total current assets of $59,381, as compared to total current assets of $99,432 at March 31, 2009, a decrease of $40,051, or approximately 40%; and ii) as of June 30, 2009, we have total assets of $89,790, compared to total assets of $134,619 as of March 31, 2009, decrease of $44,829, or approximately 33%.  The decrease in the Company’s total current assets and total assets from June 30, 2009 to March 31, 2009 was primarily attributable to a decrease of cash.

Cash  As of June 30, 2009, our unaudited balance sheet reflects that we have cash of $57,883, as compared to $95,994 at March 31, 2009, a decrease of $38,111, or approximately 40%.  The decrease in the Company’s cash from June 30, 2009 to March 31, 2009 was primarily attributable to lack of financing through sales and investment and the use of savings for operational expenses.

Total Current Liabilities

Our unaudited balance sheet reflects that: i) as of June 30, 2009, we have total current liabilities of $31,610, as compared to total current liabilities of $47,658 at March 31, 2009, a decrease of $16,048, or approximately 34%; and ii) as of June 30, 2009, we have total liabilities of $31,610, as compared to total liabilities of $47,658 at March 31, 2009, a decrease of $16,048, or approximately 34%.  The decrease in the Company’s total current liabilities and total liabilities from June 30, 2009 to March 31, 2009 was primarily attributable to the Company earning previously deferred revenue for its MCNS services.

Deferred Revenue As of June 30, 2009, our unaudited balance sheet reflects that we have deferred revenue of $nil, as compared to deferred revenue of $15,450 as of March 31, 2009.  The decrease in our deferred revenue was attributable to the fact that the Company provided the required MCNS services to earn the deferred revenue.

Cash Flow for the Company for the Three Month Period Ended June 30, 2009 as Compared to the Three Month Period Ended June 30, 2008

Operating Activities During the three month period ended June 30, 2009, the net cash used by the Company in operating activities was $33,236 as compared to net cash used in operating activities of $(41,537) during the three month period ended June 30, 2008, a change of $8,301 The decrease in our net cash used in operating activities was primarily attributable to a decrease in net loss, and a decrease in accounts payable and accrued liabilities, and the earning of previously deferred revenue.

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

Additionally, the Company's chief executive officer and chief financial officer reviewed whether the restatement of the Company's financial statements for the fiscal period ended June 30, 2009, as described in the Explanatory Note above and Note 13 to the financial statements, affected their conclusions that the Company's disclosure controls and procedures, as of June 30, 2009, were effective in timely alerting them to material company information required to be included in our periodic filings with the SEC. In connection with their review, our chief executive officer and chief financial officer noted that our decision to restate our financial results did not call into question whether the relevant information was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms. It also did not involve any issue about whether information required to be disclosed was accumulated and communicated to our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure. Rather, the restatements were completed to: i)  reclassify and amortize a license fee; ii) recalculate the value of certain convertible debt; iii) reflect stock subscriptions converted to common stock and a 4-for-1 forward stock split subsequently announced; and iv) reflect reclassification of assets and adjust depreciation for these assets. Therefore, based on that review, the Company's management, including the chief executive officer and chief financial officer determined that its prior conclusions, that the Company's disclosure controls and procedures were effective as of June 30, 2009, had not changed.

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

Date: December 1, 2009