Form 10-Q/A
period 2009-06-30
eCrypt Technologies, Inc.
filed 2010-01-04
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QA

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

EXPLANATORY NOTE:

eCrypt Technologies, Inc., a Colorado corporation is filing this Amendment No. 2 on Form 10-QA (this "Amendment 2") to its quarterly report for the period ended June 30, 2009 which was originally filed with the Securities and Exchange Commission on Form 10-Q (the “Original Filing”) on September 3, 2009, and subsequently amended on Form 10-QA (“Amendment 1”) on December 2, 2009.  This Amendment 2 is being filed to include information that was inadvertently omitted from Amendment 1.  Specifically, this Amendment 2 is being filed to restate and reissue its unaudited financial statements for the fiscal period ended June 30, 2009: i) to reclassify and amortize a license fee; ii) to recalculate the value of certain convertible debt; iii) to reflect stock subscriptions converted to common stock and a 4-for-1 forward stock split subsequently announced; and iv) to reflect reclassification of assets and adjust depreciation for these assets.  The effect of the restatement is described in note 14 in the notes to the financial statements contained in this Amendment 2.

In addition to the restatements discussed above, this Amendment 2: i) amends the information contained in Item 2 in the Original Filing and Amendment 1; ii) amends the information contained in Item 4T of the Original Filing and Amendment 1; iii) clarifies that the name of eCrypt Technologies, Inc.’s main product is eCrypt which has applications for BlackBerry® smartphones; and iv) clarifies that eCrypt Technologies, Inc.’s website has changed from  shop.ecryptinc.com to www.ecryptinc.com.

Except as described above, no other changes have been made to the Original Filing and Amendment 1.  Except as described above, this Amendment No. 2 on Form 10-QA does not reflect events occurring after the filing of the Original Filing or Amendment 1, or modify or update those disclosures, including any exhibits to the Original Filing and Amendment 1 affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing and Amendment 1.  Accordingly, this Amendment No. 2 on Form 10-QA should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing and Amendment 1.

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

PERIOD ENDED JUNE 30, 2009

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

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

12.

Restatements (cont’d)

Balance Sheet June 30, 2009

	Previously
	Reported	Adjustment		As Restated

CURRENT ASSETS
Cash	$ 57,882	$ 1		$ 57,883
Interest receivable	-	-		-
Prepaid expenses	11,498	(10,000)	(1)	1,498
TOTAL CURRENT ASSETS	69,380	(9,999)		59,381

Property and equipment, net	24,118	1,013	(4)	25,131

OTHER ASSETS
License-net	-	5,278	(1)	5,278
TOTAL OTHER ASSETS	-	5,278		5,278

TOTAL ASSETS	$ 93,498	$ (3,708)		$ 89,790

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,772	$ -		$ 1,773
Accrued interest on convertible loan-related party	6,037	-		6,037
Deferred revenue	-	-		-
Convertible loan-related party	23,800	-		23,800
TOTAL CURRENT LIABILITIES	31,609	-		31,610

TOTAL LIABILITIES	31,609	-		31,610

STOCKHOLDERS' EQUITY
Common stock (500,000,000 shares authorized; par value .001;
33,379,554 shares issued and outstanding)	33,204	176	(2)	33,380
Additional paid in capital	208,426	(35,104)	(2)	173,322
Subscription payable	131,671	(131,671)	(2)	-
Deficit accumulated during the development stage	(311,413)	162,891	(1)(3)	(148,522)
TOTAL STOCKHOLDERS' EQUITY	61,888	(3,708)		58,180

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 93,497	$ (3,708)		$ 89,790

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

12.

Restatements (cont’d)

Statement of Operations for the Period of April 19, 2007 (Inception) to June 30, 2009

	Previously Reported	Adjustments		As Restated

REVENUES
Sales	$ 72,800	$ -		$ 72,800

OPERATING EXPENSES
Amortization and depreciation	26,692	3,710	(1)(4)	30,402
General and administrative	98,373	32,831		131,204
Professional fees	86,574	(32,603)		53,970
TOTAL OPERATING EXPENSES	211,639	3,938		215,576

OPERATING LOSS	(138,839)	(3,938)		(142,776)

OTHER INCOME AND (EXPENSES)
Interest expense	(174,658)	166,827	(3)	(7,831)
Interest income	2,085	-		2,085
TOTAL OTHER INCOME AND (EXPENSES)	(172,574)	166,827		(5,746)

NET LOSS BEFORE INCOME TAXES	(311,413)	162,889		(148,522)

PROVISION FOR INCOME TAXES	-	-		-

NET LOSS	$ (311,413)	$ 162,891		$ (148,522)

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

12.

Restatements (cont’d)

Statement of Cash Flows for the Period April 19, 2007 (Inception) to June 30, 2009

	Reported	Adjustments		As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (311,413)	$ 162,891	(1)(3)	$ (148,522)
Adjustments for non-cash Items:
Amortization and depreciation	26,693	3,709	(1)(4)	30,402
Interest on convertible debt-related party	172,637	(166,600)	(3)	6,037
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,772	1		1,773
Interest receivable	-	-		-
Deferred revenue	-	-		-
Prepaid expenses	(11,498)	10,000	(1)	(1,498)
NET CASH USED IN OPERATING ACTIVITIES	(121,809)	10,001		(111,808)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	(10,000)	(1)	(10,000)
Computer equipment	(10,581)	1,392	(4)	(9,189)
Computer software	(12,390)	(1,393)	(4)	(13,783)
Equipment	(27,839)	-		(27,839)
NET CASH USED IN INVESTING ACTIVITIES	(50,810)	(9,999)		(60,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance	75,030	131,672	(2)	206,702
Stock subscriptions	131,671	(131,672)	(2)	-
Proceeds from convertible loan-related party	23,800	-		23,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	230,501	0		230,502

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,882	0		57,883

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-		-

End of Year	$ 57,882	$ 0		$ 57,883

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

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

12.

Restatements (cont’d)

Statement of Operations for the Year Ended March 31, 2009

	Previously Reported	Adjustments		As Restated

REVENUES
Sales	$ 46,350	$ -		$ 46,350

OPERATING EXPENSES
Amortization and depreciation	18,730	1,912	(1)(4)	20,642
General and administrative	63,690	18,257		81,948
Professional fees	52,884	(19,128)		33,756
TOTAL OPERATING EXPENSES	135,306	1,041		136,346

OPERATING LOSS	(88,956)	(1,041)		(89,996)

OTHER INCOME AND (EXPENSES)
Interest expense	(3,479)	124	(3)	(3,355)
Interest income	1,240	0		1,240
TOTAL OTHER INCOME AND (EXPENSES)	(2,239)	124		(2,115)

NET LOSS BEFORE INCOME TAXES	(91,194)	(917)		(92,111)

PROVISION FOR INCOME TAXES	-	-		-

NET LOSS	$ (91,194)	$ (917)		$ (92,111)

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

12.

Restatements (cont’d)

Statement of Cash Flows for the Period April 19, 2007 (Inception) to March 31, 2009

	Reported	Adjustments		As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (288,747)	$ 164,131	(1)(3)	$ (124,616)
Adjustments for non-cash Items:
Amortization and depreciation	23,157	2,467	(1)(4)	25,624
Interest on convertible debt-related party	171,785	(166,600)	(3)	5,185
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,221	1		3,223
Interest receivable	-	-		-
Deferred revenue	15,450	-		15,450
Prepaid expenses	(13,438)	10,000	(1)	(3,438)
NET CASH USED IN OPERATING ACTIVITIES	(88,572)	9,999		(78,572)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	(10,000)	(1)	(10,000)
Computer equipment	(10,581)	1,392	(4)	(9,189)
Computer software	(12,391)	(1,392)	(4)	(13,783)
Equipment	(27,839)	-		(27,839)
NET CASH USED IN INVESTING ACTIVITIES	(50,811)	(10,000)		(60,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance	75,030	131,672	(2)	206,702
Stock subscriptions	136,546	(131,671)	(2)	4,875
Proceeds from convertible loan-related party	23,800	-		23,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	235,376	1		235,377

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	95,994	-		95,994

CASH AND CASH EQUIVALENTS
Beginning of year	-	-		-

End of year	$ 95,994	$ -		$ 95,994

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

12.

Restatements (cont’d)

Statement of Cash Flows for the Year Ended March 31, 2009

	Reported	Adjustments		As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (91,194)	$ (917)	(1)(3)	$ (92,111)
Adjustments for non-cash Items:
Amortization and depreciation	18,730	1,912	(1)(4)	20,642
Interest on convertible debt-related party	-	2,955	(3)	2,955
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,932)	(2,954)		(5,886)
Interest receivable	398	-		398
Deferred revenue	15,450	-		15,450
Prepaid expenses	(2,288)	(997)	(1)	(3,285)
NET CASH USED IN OPERATING ACTIVITIES	(61,836)	(1)		(61,837)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	-	(1)	-
Computer equipment	(5,072)	1,393	(4)	(3,679)
Computer software	(4,316)	(1,391)	(4)	(5,707)
Equipment	(8,757)	(1)		(8,758)
NET CASH USED IN INVESTING ACTIVITIES	(18,145)	1		(18,144)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance	75,030	76,542	(2)	151,572
Stock subscriptions	81,416	(76,542)	(2)	4,875
Proceeds from convertible loan-related party	-	-		-
Net cash provided by financing activities	156,446	-		156,448

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	76,466	(0)		76,468

CASH AND CASH EQUIVALENTS
Beginning of Year	19,528	-		19,528

End of Year	$ 95,994	$ (0)		$ 95,996

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Period of from inception (April 19, 2007) to June 30, 2009

12.

Restatements (cont’d)

Statement of Stockholders' Equity (Deficit) for the Period April 19, 2007 (Inception) to March 31, 2009

	Previously
	Reported	Adjustments		As Restated
Number of shares:
Shares issued for cash	33,203,992	175,562		33,379,554
	33,203,992	175,562		33,379,554

Par value of stock	$ 33,204	$ 176	(2)	$ 33,380
Additional paid in capital	208,426	(35,104)	(2)	173,322
Stock subscriptions payable	136,546	(131,671)	(2)	4,875
Net loss	(288,747)	164,131	(1)(3)	(124,616)
Total equity	$ 89,430	$ (2,469)		$ 86,960

Statement of Stockholders' Equity (Deficit) Year Ended March 31, 2009

	Previously
	Reported	Adjustments		As Restated
Number of shares:
Shares Issued for Cash	33,203,992	175,562		33,379,554
	33,203,992	175,562		33,379,554

Par value of stock	$ 33,204	$ 176	(2)	$ 33,380
Additional paid in capital	208,426	(35,104)	(2)	173,322
Stock subscriptions payable	136,546	(131,671)	(2)	4,875
Net loss	(288,747)	196,636	(1)(3)	(92,111)
Total equity	$ 89,429	$ 30,036		$ 119,465

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

Software Sales - eCrypt is developing and plans to sell device-based encryption and security software for Personal Digital Assistants (“PDAs”), wireless handheld devices, laptop and desktop computers, pocket computers, cellular phones, smartphones, and other file storage devices. The Company has developed, and is now selling via its eCommerce website, its flagship product, eCrypt for BlackBerry® smartphones, encryption software for messaging on BlackBerry® smartphones; as of March 31, 2009, the Company had not earned any revenue from sales of eCrypt for BlackBerry® smartphones. The Company is also in the process of developing the next generation version of eCrypt for BlackBerry® smartphones.  In 2007, eCrypt secured a 50-user BETA test group for eCrypt for BlackBerry® smartphones.  eCrypt has also received a commitment from the 50-user BETA test group for the purchase of at least 100 licenses of eCrypt for BlackBerry® smartphones upon successful completion of BETA testing; each individual license will be sold for $49.95.

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

CEO and President, Brad Lever, represented the Company at the Wireless Enterprise Symposium (“WES”) in May of 2009, a conference billed as the “biggest BlackBerry® event of the year,” as a new BlackBerry® ISV Alliance Member™ guest of RIM.  At WES, Brad Lever had the opportunity to perform informal market research among potential end users, fellow Alliance Members, and potential competitors.  Additionally, the Company has begun prospecting for distribution alliance partners and will be seeking to formalize these relationships in the first or second quarter of the 2010 fiscal year.  Furthermore, eCrypt will pursue strategic engagements of individuals considered to be leading authorities in the field of cryptography for the purposes of seeking advice, testing software, and providing other relevant product-specific research and guidance.

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

During the next twelve months, we plan on generating the necessary capital to fund our business operations and complete our desired business activity through sales of our flagship product, eCrypt for BlackBerry® smartphones, and eCrypt PayPerUse .  As of the period ended June 30, 2009, we have not generated any revenue through sales of eCrypt for BlackBerry®  smartphones, or eCrypt PayPerUse.   If

we are unable to generate the necessary capital through the sales of eCrypt for BlackBerry®  smartphones, or eCrypt PayPerUse, we may conduct a private placement offering to raise the necessary working capital to fund our business operations.   We may be unable to obtain the additional capital required.   Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

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

Date: January 4, 2010