Form 10-Q
period 2009-12-31
eCrypt Technologies, Inc.
filed 2010-02-16
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of February 15, 2010 the Issuer had 133,518,216 shares of common stock issued and outstanding.

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2009

eCrypt Technologies, Inc.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	March 31,
	2009	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$ 9,039	$ 95,994
Prepaid expenses	848	3,438
TOTAL CURRENT ASSETS	9,887	99,432

Property and equipment, net	20,888	29,076

OTHER ASSETS
License-net	3,600	6,111
TOTAL OTHER ASSETS	3,600	6,111

TOTAL ASSETS	$ 34,375	$ 134,619

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 15,807	$ 3,223
Accrued interest on convertible loan-related party	8,289	5,185
Deferred revenue	-	15,450
Advances-related party	30,000	-
Convertible loan-related party	23,800	23,800
TOTAL CURRENT LIABILITIES	77,896	47,658

TOTAL LIABILITIES	77,896	47,658

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock (10,000,000 shares authorized; no par value;
none issued and outstanding, respectively)	-	-
Common stock (500,000,000 shares authorized; par value 0.001; 133,518,216 shares issued and outstanding, respectively)	133,518	133,518
Additional paid in capital	73,184	73,184
Subscription payable	-	4,875
Deficit accumulated during the development stage	(250,223)	(124,616)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(43,521)	86,961

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 34,375	$ 134,619

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended December 31,	For the three months ended December 31,	For the nine months ended December 31,	For the nine months ended December 31,	Cumulative amount from inception (April 19, 2007) to December 31,
	2009	2008	2009	2008	2009

REVENUES
Sales	$ 4,503	$ 15,450	$ 32,097	$ 30,900	$ 89,447

OPERATING EXPENSES
Amortization and depreciation	3,455	7,093	13,037	16,958	38,661
General and administrative	27,766	11,951	83,136	46,036	188,548
Professional fees	26,809	10,789	58,640	26,607	104,318
TOTAL OPERATING EXPENSES	58,030	29,833	154,813	89,601	331,527

OPERATING LOSS	(53,527)	(14,383)	(122,716)	(58,701)	(242,080)

OTHER INCOME/(EXPENSE)
Interest expense	(1,064)	(984)	(3,557)	(2,730)	(10,447)
Interest income	31	353	666	509	2,304
TOTAL OTHER INCOME/(EXPENSE)	(1,033)	(631)	(2,891)	(2,221)	(8,143)

NET LOSS	$ (54,560)	$ (15,014)	$ (125,607)	$ (60,922)	$ (250,223)

Loss per share
Basic	$ 0.00	$ 0.00	$ 0.00	$ 0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	133,518,216	133,040,339	133,518,216	132,890,758

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from inception (April 19, 2007) to December 31, 2009
(Unaudited)

				Stock	Retained	Total
Par Value of $0.001	Common Shares		Paid in	Subscriptions	Earnings	Stockholders'
	Number	Amount	Capital	Payable	(Deficit)	Equity

Balance at April 19, 2007 (Date of Inception)	-	$ -	$ -	$ -	$ -	$ -
Shares issued	116,015,968	116,016	(60,886)	-	-	55,130
Net loss for the period	-	-	-	-	(32,505)	(32,505)

Balance March 31, 2008	116,015,968	116,016	(60,886)	-	(32,505)	22,625

Shares issued	17,502,248	17,502	134,070	4,875	-	156,447
Net loss for the period	-	-	-	-	(92,111)	(92,111)

Balance March 31, 2009	133,518,216	133,518	73,184	4,875	(124,616)	86,961

Stock canceled	-	-	-	(4,875)	-	(4,875)
Net loss for the period	-	-	-	-	(125,607)	(125,607)

Balance December 31, 2009	133,518,216	$ 133,518	$ 73,184	$ -	$ (250,223)	$ (43,521)

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	December 31,	December 31,	Cumulative amount from inception (April 19, 2007) to December 31,
	2009	2008	2009
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (125,607)	$ (60,922)	$ (250,223)
Adjustments for non-cash items:
Amortization and depreciation	13,037	16,958	38,661
Changes in operating assets and liabilities:
Accrued interest on convertible debt-related party	3,104	2,443	8,289
Accounts payable and accrued liabilities	12,584	(5,887)	15,807
Interest receivable	-	398	-
Deferred revenue	(15,450)	30,900	-
Prepaid expenses	2,590	(3,672)	(848)
NET CASH USED IN OPERATING ACTIVITIES	(109,742)	(19,782)	(188,314)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	-	(10,000)
Computer equipment	(2,338)	(3,679)	(11,527)
Computer software	-	(5,707)	(13,782)
Equipment	-	(8,757)	(27,840)
NET CASH USED IN INVESTING ACTIVITIES	(2,338)	(18,143)	(63,149)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance	-	123,821	206,702
Stock subscriptions	(4,875)	-	-
Proceeds from convertible loan-related party	-	-	23,800
Proceeds from advances-related party	30,000	-	30,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,125	123,821	260,502

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(86,955)	85,896	9,039

CASH AND CASH EQUIVALENTS
Beginning of year	95,994	19,528	-

End of year	$ 9,039	$ 105,424	$ 9,039

Supplemental disclosures of cash flow information:
Interest paid on convertible debt-related party	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2009 and the results of operations and cash flows presented herein have been included in the financial statements.  Operating results for the nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. The financial statements should be read in conjunction with the Form 10-K for the year ended March 31, 2009 of the Company.

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.

Significant Accounting Policies (cont’d)

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

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation.  Depreciation is calculated using the straight line basis over their estimated useful lives:

Computer equipment	2 years straight line basis
Computer software	1 years straight line basis
Equipment	5 years straight line basis

Revenue Recognition

Product revenue and miscellaneous income are recognized as earned.

Income Taxes

The Company accounts for income taxes as outlined in the Accounting Standards Codification ("ASC") 740 "Income Taxes”. Under ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.

Significant Accounting Policies (cont’d)

Financial Instruments (cont’d)

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

Net Earnings (Loss) per Share

Basic and diluted net loss per share information is presented under the requirements of ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive. The computation of earnings (loss) per share is as follows:

	Nine months ended December 31, 2009	Nine months ended December 31, 2008
Net Loss	$ (125,607)	$ (60,922)
Weighted-average number of shares outstanding
Basic	133,518,216	132,890,758
Loss per share
Basic	(0.00)	(0.00)

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3.

Property and Equipment

The components of the Company’s equipment are presented below:

		December 31, 2009	December 31, 2009	March 31, 2009
		Accumulated
	Cost	Depreciation	Net	Net

Computer equipment	$11,526	$7,759	$3,767	$4,899
Computer software	13,783	13,783	0	2,861
Equipment	27,839	10,718	17,121	21,316

Total	$53,148	$32,260	$20,888	$29,076

Intangibles

The components of the Company’s license are presented below:

		December 31, 2009	December 31, 2009	March 31, 2009
		Accumulated
	Cost	Amortization	Net	Net
License	$10,000	$6,400	$3,600	$6,111
	$10,000	$6,400	$3,600	$6,111

4.

Stockholders’ Equity

a)

Authorized:

500,000,000 Common shares with par value $0.001 each

  10,000,000 Preferred shares with no par value

b)

Issued or outstanding:

	Number of shares	Amount
Balance, April 19, 2007	-	$ -
Common shares issued and outstanding	116,015,968	116,016
Paid In capital	-	(60,886)
Balance, March 31, 2008	116,015,968	$55,130
Common shares issued and outstanding	17,502,248	17,502
Paid In capital	-	134,070
Balance, March 31, 2009	133,518,216	$206,702
Common shares issued and outstanding	-	-
Paid In capital	-	-
Balance, December 31, 2009	133,518,216	$206,702

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4.

Stockholders’ Equity (cont’d)

On October 9, 2008, the Company announced a 4:1 forward stock split on its common shares. 33,203,992 common shares were issued for 8,300,998 common shares.

On November 12, 2009, the Board of Directors of the Company consented to and approved a four-for-one forward split of the Company’s 33,379,554 issued and outstanding shares of common stock.  Pursuant to Rule 10b-17, the Forward Split became effective on November 24, 2009.  On the effective date, the Company’s transfer agent caused to be issued and mailed to the eligible shareholders of record, three additional shares of common stock for each share of common stock held by the shareholder.  The forward split resulted in the increase in the number of shares of the Company’s common stock issued and outstanding to 133,518,216 while keeping the number of authorized shares and par value of such shares the same.

5.

Stock Subscriptions

The Company issued private placement subscription agreements. The total amount of common shares subscribed for cash at December 31, 2009 and March 31, 2009 is $0 and $4,875.

6.

Convertible Loan-Related Party

On July 2, 2007, the Company issued a convertible debenture with a face value totaling $23,800. This loan, or any portion, is convertible at any time until paid in full at a rate of 1 common share per $0.001 of the debt converted.  The loan bears interest at an annual rate of 12% percent compounded monthly. In accordance with ASC Topic 470-20 the intrinsic value of the beneficial conversion feature has been recorded and valued at $0.

7.

Advances-Related Party

The Company has acquired in the month of October and November 2009 a $30,000 note payable to a related party.  The note is a non-interest bearing note, due in six months.

8.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $4,544 and $12,936 of advertising expense included in General and Administrative expenses during the nine months ended December 31, 2009 and 2008.

9.

Deferred Revenue, Commitments, and Contingencies

On July 1, 2008, the Company entered into an agreement to provide a client with network services for a one year term.

The agreement provided for a prepayment of $61,800 for the full term of the contract. At December 31, 2009, the contract has been fulfilled.

10.

 Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

10.

 Recent Accounting Pronouncements (cont’d)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

ASC Topic 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC Topic 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. ASC Topic 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3

“Determination of the Useful Lives of Intangible Assets”)

FSP ASC Topic 350 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP ASC Topic 350 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP ASC Topic 350 did not impact the Company’s financial statements.

eCRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

10.

 Recent Accounting Pronouncements (cont’d)

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

ASC Topic 810 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. ASC Topic 810 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented ASC Topic 810  at the start of fiscal 2009. The adoption of ASC Topic 810 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

ASC Topic 810 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. ASC Topic 810 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt ASC Topic 810 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

11.         Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were available to be issued on February 15, 2010. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

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

Overview

eCrypt Technologies, Inc. was incorporated in the State of Colorado, on April 19, 2007.  The Company provides encryption software which secures the transmission of, storage of, and access to digital information.  Currently the Company is in the developmental stage and is in the process of establishing its business operations.  Over the next twelve (12) months, eCrypt will continue developing product enhancements and strengthening strategic alliances.  In particular, eCrypt plans to complete development of the second generation version of it’s flagship product eCrypt email encryption software for use on BlackBerry® smartphones, and commence development of additional language support for both versions of eCrypt.  The Company has commenced research for development of encryption software solutions for platforms other than the BlackBerry® smartphone as well as research for development of other security software for mobile devices.  The Company’s business operations are divided into three primary areas: (1) Software Sales; (2) Managed Communication Network Services (“MCNS”); and (3) Information Technology (“IT”) Consulting Services.

Software Sales - eCrypt is developing and plans to sell device-based encryption and security software for Personal Digital Assistants (“PDAs”), wireless handheld devices, laptop and desktop computers, pocket computers, cellular phones, smartphones, and other file storage devices. The Company has developed, and is now selling via its eCommerce website, its flagship product, eCrypt email encryption software for use on BlackBerry® smartphones; as of December 31, 2009, the Company had not earned any revenue from sales of eCrypt email encryption software for use on BlackBerry® smartphones. The Company is also in the process of developing the next generation version of eCrypt email encryption software for use on BlackBerry® smartphones.  In 2007, eCrypt secured a 50-user BETA test group for eCrypt email encryption software for use on BlackBerry® smartphones, but this group has since dissolved.

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

Managed Communications Network Service – eCrypt also operates a Managed Communications Network Services business through which eCrypt assists its clients with managing their electronic communication needs.  As of December 31, 2009, all of the Company’s revenue has been generated through its MCNS.

IT Consulting Services– eCrypt also will provide IT consulting services through which eCrypt will assist its clients with establishing solutions for deficiencies or weaknesses in the client’s business equipment, communications infrastructure, communications network security, and/or business practices in relation to the security of information.

Plan of Operation

Over the next twelve (12) months, eCrypt will continue developing product enhancements and strengthening strategic alliances.  In particular, eCrypt plans to complete development of the second generation version of it’s flagship product eCrypt email encryption software for use on BlackBerry® smartphones, and commence development of additional language support for both versions of eCrypt email encryption software for use on BlackBerry® smartphones.  Additionally, the Company has commenced research for development of encryption software solutions for platforms other than the BlackBerry® smartphone as well as research for development of other security software for mobile devices.

In November 2009, Gabriel Rosu, the Company’s Chief Development Officer, represented the Company at the BlackBerry Developer’s Conference in November of 2009, an event designed to provide commercial and corporate developers from around the world with opportunities to advance their skills and knowledge in building powerful, world-class applications on the market-leading BlackBerry® platform.  At the conference, Mr. Rosu gained valuable knowledge with respect to development for the BlackBerry® platform, as well as upcoming releases and new resources.  Mr. Rosu also had the opportunity to make potentially beneficial connections with other professionals in related industries, such as information technology and security.

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

1.

commence marketing efforts for the Company’s products and services in the following mediums: online; print; television; and radio;

2.

complete development of the second generation version of eCrypt email encryption software for use on BlackBerry® smartphones;

3.

commence and complete BETA testing of the second generation version of eCrypt email encryption software for use on BlackBerry®  smartphones; and

4.

commence distribution of second generation version of eCrypt email encryption software for use on BlackBerry® smartphones, in accordance with all applicable import and export rules and regulations.

The foregoing business actions are goals of the Company.  There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended December 31, 2009. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operation for eCrypt Technologies, Inc. for the Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008.

Revenue

During the three months ended December 31, 2009, the Company had revenues of $4,503, as compared  to revenues of $15,450 during the three months ended December 31, 2008, a decrease of $10,947, or approximately 71%. The decrease in revenue experienced by the Company was primarily attributable to the fact that the Company earned less revenue from its MCNS during the period ended December 31, 2009; specifically, during the period ended December 31, 2008, the Company earned deferred revenue of $15,450 from the provision of MCNS.

Operating Expenses

During the three months ended December 31, 2009, the Company had operating expenses of $58,030 as compared to operating expenses of $29,833 during the three months ended December 31, 2008, an increase of $28,197, or approximately 95%. The increase in operating expenses experienced by the Company was primarily attributable the fact that the Company experienced an increase in general and administrative expenses and professional fees during the period ended December 31, 2009 as compared to the same period in 2008.

Net Loss

The Company had a net loss of $(54,560) for the three months ended December 31, 2009, as compared to a net loss of $(15,014) for the three months ended December 31, 2008, a change of $39,546 or approximately 263%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced a decrease in revenue and an increase in operating expenses during the three months ended December 31, 2009 as compared to the same period in 2008.

Results of Operation for eCrypt Technologies, Inc. for the Nine Months Ended December 31, 2009 Compared to the Nine Months Ended December 31, 2008.

Revenue

During the nine months ended December 31, 2009, the Company had revenues of $32,097 as compared to revenues of $30,900 during the nine months ended December 31, 2008, an increase of $1,197, or approximately 3.7%. The increase in revenue experienced by the Company was primarily attributable to the fact that the Company collected a larger amount of revenue from it’s MCNS customer during the nine month period ended December 31, 2009 as compared to the same period in 2008.

Operating Expenses

During the nine months ended December 31, 2009, the Company had operating expenses of $154,813 as compared to operating expenses of $89,601 during the nine months ended December 31, 2008, an increase of $65,212, or approximately 73%. The increase in operating expenses experienced by the Company was primarily attributable to increase in general and administrative expenses and professional fees.

Net Loss

The Company had a net loss of $(125,607) for the nine months ended December 31, 2009, as compared to a net loss of $(60,922) for the nine months ended December 31, 2008, a change of $64,685 or approximately 106%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating expenses during the nine months ended December 31, 2009 as compared to the same period in 2008.

.

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

During the next twelve months, we plan on generating the necessary capital to fund our business operations and complete our desired business activity through sales of our flagship product, eCrypt email encryption software for use on BlackBerry® smartphones, and eCrypt PayPerUse email encryption software for use on BlackBerry® smartphones.  As of the period ended December 31, 2009, we have not generated any revenue through sales of eCrypt, or eCrypt PayPerUse.   If we are unable to generate the necessary capital through the sales of eCrypt, or eCrypt PayPerUse, we may conduct a private placement offering to raise the necessary working capital to fund our business operations.   We may be unable to obtain the additional capital required.   Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

In an effort to raise additional funds, during the period ended March 31, 2009, the Company completed a private placement offering pursuant to which the Company raised a total of $131,671 through the sale of 175,562 Units at a purchase price of $.75 per Unit. Each Unit consisted of one share of common stock (the “Common Stock”) and one Warrant (the “Warrants”). Each Warrant entitled the holder thereof to purchase one share of Common Stock at a price of $0.90 per share at any time up to 24 months from the subscription date. The warrants were to expire on or before May 4, 2011, however all warrants have been cancelled in lieu of a 4-for-1 forward stock split completed on November 24, 2009.

The following discussion outlines the state of our liquidity and capital resources for the nine month period ended December 31, 2009:

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of December 31, 2009, we have total current assets of $9,887, as compared to total current assets of $99,432 at March 31, 2009, a decrease of $89,545, or approximately 90%; and ii) as of December 31, 2009, we have total assets of $34,375, compared to total assets of $134,619 as of March 31, 2009, a decrease of $100,244, or approximately 74%.  The decrease in the Company’s total current assets and total assets from December 31, 2009 to March 31, 2009 was primarily attributable to the fact that the Company utilized available cash for operating expenses.

Cash  As of December 31, 2009, our unaudited balance sheet reflects that we have cash of $9,039, as compared  to $95,994 at March 31, 2009, a decrease of $86,955, or approximately 91%.  The decrease in the Company’s cash from December 31, 2009 to March 31, 2009 was primarily attributable to lack of financing through sales and investment and the use of savings for operational expenses.

Total Current Liabilities

Our unaudited balance sheet reflects that: i) as of December 31, 2009, we have total current liabilities of $77,896, as compared to total current liabilities of $47,658 at March 31, 2009, an increase of $30,238, or approximately 64%; and ii) as of December 31, 2009, we have total liabilities of $77,896, as compared to total liabilities of $47,658 at March 31, 2009, an increase of $30,238, or approximately 64%.  The increase in the Company’s total current liabilities and total liabilities from December 31, 2009 to March 31, 2009 was primarily attributable to an increase in accounts payable and accrued liabilities, and the fact that the Company obtained $30,000 in short term interest free cash advances from a related party.

Deferred Revenue As of December 31, 2009, our unaudited balance sheet reflects that we have deferred revenue of $nil, as compared to deferred revenue of $15,450 as of March 31, 2009.  The decrease in our deferred revenue was attributable to the fact that the Company provided the required MCNS services to earn the deferred revenue.

Cash Flow for the Company for the Nine Month Period Ended December 31, 2009 as Compared to the Nine Month Period Ended December 31, 2008

Operating Activities During the nine month period ended December 31, 2009, the net cash used by the Company in operating activities was $(109,742) as compared to net cash used in operating activities of $(19,782) during the nine month period ended December 31, 2008, a change of $89,960.  The increase in our net cash used in operating activities was primarily attributable to an increase in net loss.

Financing Activities During the nine month period ended December 31, 2009, the net cash provided by financing activities was $25,125 as compared to net cash provided by financing activities of $123,821 during the nine month period ended December 31, 2008, a decrease of $98,696, or approximately 80%. The change in net cash provided by financing activities was primarily attributable to the fact that the Company did not engage in fundraising activities during the period ended December 31, 2009.

Investing Activities During the nine month period ended December 31, 2009, the net cash used in investing activities was $2,338 as compared to net cash used in investing activities of $18,143 during the nine month period ended December 31, 2008, a decrease of $15,805, or approximately 87%. The change in net cash used in investing activities was primarily attributable to the fact that the Company did not purchase any computer software, or equipment during the period ended December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There was no significant change in the Company's internal control over financial reporting during the period ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: February 16, 2010