Form 10-K
period 2010-03-31
eCrypt Technologies, Inc.
filed 2010-07-13
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2010

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

Common Stock, no par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[  ]Yes   [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $12,600,461.

As of June 30, 2010, the Company had 133,558,671 shares issued and outstanding.

PART I

ITEM 1.

BUSINESS.

Overview

eCrypt Technologies, Inc., a Colorado corporation (hereinafter “we,” “us,” “eCrypt,” the “Company,” or the “Registrant"), was incorporated in the State of Colorado, on April 19, 2007.  The Company provides encryption software which secures the transmission of, storage of, and access to digital information.  The Company is currently a development stage Company.

Principal Products

eCrypt’s primary business focus is on information security solutions which assist individuals and entities in securely transmitting, storing, and accessing information.  The Company’s business operations are oriented around the development and sale of encryption software.  To date the Company has earned limited revenue. The Company believes the majority of its revenues will be derived from software sales, both pre-packaged software and custom developed software.  Initially, the Company’s business operations were also focused on the provision of Managed Communication Network Services (“MCNS”) and Information Technology (“IT”) consulting services.  However, due to the lack of demand for these services, the Company has discontinued offering MCNS and IT consulting services as part of its business operations.

Currently, eCrypt develops and sells device-based encryption and security software for Personal Digital Assistants (“PDAs”), wireless handheld devices, laptop and desktop computers, pocket computers, cellular phones, smartphones, and other file storage devices. The Company has developed, and is now selling via its eCommerce website, its flagship product, recently renamed eCrypt Mobile Mail Privacy, encryption software for email on BlackBerry® smartphones; as of March 31, 2010, the Company had not earned any revenue from sales of eCrypt Mobile Mail Privacy. The Company is also in the process of preparing for the launch of the next generation version of eCrypt Mobile Mail Privacy, named eCrypt Pro Mobile Mail Privacy.

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

Growth and Development

In furtherance of the Company’s business operations, as discussed in more detail below, the Company entered into an OEM License Agreement with Certicom  Corp. for the development of eCrypt Mobile Mail Privacy, and entered into and subsequently renewed a BlackBerry® ISV (Independent Software Vendor) Alliance Agreement with Research In Motion (“RIM”).

Certicom OEM

Effective January 31, 2008, eCrypt entered into an OEM License Agreement (the “OEM License Agreement”) with Certicom Corp., a cryptography company specializing in public key infrastructure implementations, device security, anti-counterfeiting, product authentication, asset management, and fixed-mobile convergence.  Pursuant to the OEM License Agreement, eCrypt was granted a worldwide, non-exclusive, non-transferable license to develop a software product which combines eCrypt’s software with Certicom’s software, Security Builder Crypto-C for RIM, Version 3.2, as compiled within the Research in Motion Crypto API (“Security Builder”).  Additionally, through the OEM License Agreement eCrypt was granted a license to reproduce and use the object code of the libraries, sample code, and other items specifically designated as “runtime” in Security Builder for distribution purposes.  Under the terms of the OEM License Agreement, eCrypt was required to pay Certicom a production fee of $1.00 per unit for each application sold by eCrypt, with an initial $10,000 production fee for the first 10,000 units having been paid upon execution of the OEM License Agreement.  The term of the OEM License Agreement was three (3) years.  Subsequent to the entry into the OEM License Agreement, on March 24, 2009 Certicom Corp. was acquired by RIM, and consequently all license agreements entered into with Certicom for RIM APIs were dissolved and access to RIM’s Crypto APIs is now provided to BlackBerry® Alliance Members free of charge.  No further fees or reporting is required.

The foregoing description of the OEM License Agreement does not purport to be complete and is qualified in its entirety by reference to the OEM License Agreement which was filed as Exhibit 10.1 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on November 11, 2008.

BlackBerry® ISV with RIM

Effective April 2, 2008, eCrypt entered into an initial BlackBerry® Alliance Program – Master Alliance Agreement and joined the BlackBerry® Alliance Program with RIM, a leading designer, manufacturer, and marketer of wireless solutions for the worldwide mobile communications market.  On February 3, 2010 eCrypt renewed its Membership in the BlackBerry® Alliance Program as an Associate Member for an additional one (1) year term.  eCrypt is part of the BlackBerry® Independent Software Vendor (ISV) Alliance Program (the “Alliance Program”).  The Alliance Program is intended to provide certain support to members who are interested in integrating marketable third party applications for BlackBerry® wireless handheld devices.  As a BlackBerry® ISV Alliance Member™, eCrypt receives resources, support and tools from RIM needed to develop and sell software applications for BlackBerry® smartphone users.

On September 23, 2009, RIM launched the new BlackBerry® Alliance Program.  The newest addition to the Alliance Program is a paid tiered member system with a rewards program to encourage participation. The new point system offers members points for active involvement in the program.  As a member’s points increase the member is then rewarded with greater access to RIM tools and resources.  As an Associate Member the Company is required to achieve 45 Member Points within the membership year.  Points can be earned by completing various activities such as attending BlackBerry® events, submitting Case Studies, and promoting its BlackBerry® Alliance Membership.

As an Associate Member, some of the benefits realized by the Company through its participation in the Alliance Program include, but are not limited to: i) access to resources to facilitate the sale of applications and professional services to the BlackBerry® user community; ii) access to BlackBerry® Tools & SDKs (Software Development Kit (aka "devkit") is typically a set of development tools that allows for the creation of applications for a certain software package, software framework, hardware platform, computer system, video game console, operating system, or similar platform; iii) ability to participate in BlackBerry® Web Signals and BlackBerry® Push APIs (Application Programming Interface - applications designed to facilitate interaction between different software programs; An API is implemented by an application, library or operating system to determine their vocabularies and calling conventions, and is used to access their services); iv) access to BlackBerry® Internet Service-B Connectivity; v) free Code Signing Keys for

Controlled APIs; vi) enhanced access to the Developer Issue Tracker; vii) participation in BlackBerry® Developer Forums; viii) BlackBerry® Developer Newsletter; ix) BlackBerry® Partner Newsletter; x) access to brand guidelines and the use of the BlackBerry® Alliance Associate Member logo; xi) complimentary listing in the BlackBerry® Solutions Catalog; approval for using BlackBerry® in Google® AdWords; xii)  ability to produce co-branded sales and marketing collateral; xiii) ability to post online applications to the Mobile Solutions Center a RIM Internal portal for application demos and trials to various RIM channels; xiv) email support for sales related inquiries; and xv) ability to resell Technical Support Services and BlackBerry® Training Services through authorized distributors.

Research and Development

Over the next twelve (12) months, eCrypt plans to continue developing new products and existing product enhancements and strengthening strategic alliances.  In particular, eCrypt plans to launch the second generation version of its flagship product, eCrypt Mobile Mail Privacy, and commence development of additional language support for both versions of eCrypt Mobile Mail Privacy.  The Company will also continue to develop encryption software solutions for platforms other than BlackBerry® Wireless Handhelds, as well as other security software.  The Company anticipates that it will engage BETA test groups in anticipation of software releases.

Additionally, in furtherance of the Company’s research and development efforts, in November of 2009, eCrypt was represented by Gabriel Rosu, its Chief Development Officer, at the BlackBerry® Developer’s Conference.  At the conference eCrypt had the opportunity to obtain valuable, technical, code-driven information from BlackBerry® experts. Furthermore, eCrypt will pursue strategic engagements with individuals considered to be leading authorities in the field of cryptography for the purposes of seeking advice, testing software, and providing other relevant product-specific research and guidance.

Production

All eCrypt software is currently developed under the supervision of Brad Lever, Gabriel Rosu and Kasia Zukowska, the initial founders of eCrypt (collectively referred to as the “Founders”).  Software testing and troubleshooting is carried out by all Founders of the Company.  The software is then deployed for use and testing by BETA groups, who provide feedback to the Company regarding potential problems and issues with the software.  The Company maintains regular meetings to absorb and address the feedback received from these testing sessions.

Suppliers

eCrypt’s major suppliers for its recurring business needs include, but are not limited to: i) Research in Motion (“RIM”); ii) Rogers Wireless; iii) Sharefile; and iv) Stargate Connections Ltd.

Research in Motion - eCrypt is an Associate Member of RIM’s BlackBerry® Alliance Program.  As part of the BlackBerry Alliance, RIM provides the Company with resources, support and tools necessary to develop and sell innovative, market-driven applications for BlackBerry smartphone users.  The term of the Alliance Program is one (1) year.  Thereafter, RIM may elect to renew the relationship with eCrypt for successive one-year periods.

Rogers Wireless - Rogers Wireless provides the Company with cellular telephone and wireless data services for the Company’s internal operations.

Sharefile - Sharefile provides the Company with secure FTP service, used for the purpose of securely relaying large amounts of data.

Stargate Connections Ltd. - Stargate Connections Ltd., provides the Company with co-location services, commonly referred to as server hosting services, as well as IT network maintenance and management services, and IT support.

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

Customers and Marketing

Customers

To date, the Company has not sold its encryption software to any customers.  Initially, the Company anticipates that its customers will be individuals in need of device-based encryption and security software for PDAs, wireless handheld devices, laptop and desktop computers, pocket computers, cellular phones, smartphones, and other file storage devices.   Furthermore, the Company anticipates that a majority of its customers will be small to medium sized businesses as these companies traditionally use POP email where their sensitive and confidential communications reside with a service provider.  Additionally, within larger organizations we anticipate the sale of our technology to be utilized by management, C-level personnel, human resource departments, and special project groups, where email communications must be kept confidential from internal leakage.   We also anticipate sales of our products to consumers who are aware of and concerned about privacy and security risks of the internet and digital communications.

Marketing

Over the next twelve months, the Company anticipates that it will begin commencing a comprehensive marketing campaign with the assistance of M2O Digital Agency (“M2O”) (formerly Media2O Productions). The Company anticipates that M2O will assist the Company with the establishment of a global marketing campaign which will include video, social networking, involvement in tradeshows, public speaking engagements, guest appearances on television and radio, community outreach programs such as speaking at schools about online privacy and security, strategic media buys, and podcasts.

The Company anticipates that it will initially make efforts to market its product(s) on the internet, using the Company’s website (www.ecryptinc.com), on a company microsite developed by M2O (www.YourPrivacyIsOurBusiness.com), on social networking sites such as Twitter and Facebook, on online marketplaces such as Handango and Rocket Download, and on blogs such as BlackBerry® Cool and CrackBerry.  Additionally, the Company will list it’s flagship product, eCrypt Mobile Mail Privacy in Research In Motion’s BlackBerry® Solutions Catalogue, and explore joint marketing opportunities.  The Company plans to have both a casual (without a booth) and official (with a booth or as a Speaker) presence at trade shows and events such as the International CTIA WIRELESS convention hosted in Las Vegas, Nevada, the International Wireless Communication Expo (IWCE 2011) also hosted in Las Vegas, Nevada, the IAPP (Iternational Association for Privacy Professionals) Global Privacy Summit hosted in Washington, DC, and  Inerop Business Technology Conference  hosted in New York, NY, and other such trade shows and expos.  Additionally the Company will seek to place advertisements in various lifestyle, technology, and business magazines. The Company will also continue to develop it’s relationship with RIM and engage in cooperative marketing, and also build on relationships previously established at WES (the “Wireless Enterprise Smposium”) with the major global wireless carriers and other BlackBerry® smartphone resellers.

Competition

eCrypt’s flagship software product, eCrypt Mobile Mail Privacy, faces direct competition from three primary development companies: i) SAMURAI by BabelSecure; ii) SecureMessage by Cworx; and iii) SecretMail by Link2.   Each of the foregoing companies currently offers and sells a software product similar to our flagship product, eCrypt Mobile Mail Privacy.   Although there is no assurance that we will be able to successfully compete with these companies, we believe because of eCrypt Mobile Mail Privacy and eCrypt Pro Mobile Mail Privacy’s functionality and operations, these products will be able to successfully compete with our competitors.  With respect to the Company’s other security software, eCrypt faces tangential competition from Ascendo, Inc. and Rove (formerly Idokorro Mobile).  eCrypt also faces general competition to its security applications from other information security companies, such as PGP, Entrust, and Voltage, and secure email service providers such as Hushmail.

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

Patents

eCrypt is currently investigating whether its original processes developed in association with its flagship encryption software, eCrypt Mobile Mail Privacy are patentable.  If the Company determines that its original processes are patentable and that it is in the best interest of the Company to pursue such patents, then the Company will apply for patent protection with the United States Patent and Trademark Office.

Licenses

The research, development and commercialization of encryption software often involves alternative development and optimization routes, which are presented at various stages in the development process. The preferred routes cannot be predicted at the outset of a research and development program because they will depend upon subsequent discoveries and test results.  There are numerous third-party patents in our field, and it is possible that to pursue the preferred development route of one or more of our products we will need to obtain a license to a patent, which would decrease the ultimate profitability of the applicable product. If we cannot negotiate a license, we might have to pursue a less desirable development route or terminate the program altogether.

Trade Secrets

The Company also relies on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain a competitive position in our product areas.  eCrypt employees and officers must sign a non-disclosure agreement before they are authorized to discuss particulars of the functionality of the Company’s software products.  All current employees and officers of the Company who are privy to confidential information have signed non-disclosure and non-competition agreements with the Company.  Additionally, Gabriel Rosu, the Company’s Chief Development Officer, has signed a Software Development Partnership Agreement with the Company, pursuant to which eCrypt specifically retains ownership rights to all codes created and developed by Mr. Rosu in the scope of his engagement by the Company.  The foregoing description of the Software Development Partnership Agreement does not purport to be complete and is qualified in its entirety by reference to the Software Development Partnership Agreement which was filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10 November 11, 2008.

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

On June 11, 2008 eCrypt received a Mass Market Commodity Classification for eCrypt Mobile Mail Privacy from the United States Department of Commerce; a copy of the Commodity Classification was attached as Exhibit 10.5 to the Form 10 registration statement filed by the Company with the Securities and Exchange Commission on November 11, 2008, and is hereby incorporated by reference.  Because the Company has received this Commodity Classification, eCrypt is allowed to export its software to all people, except restricted parties, such as Specially Designated Nationals, Denied Parties, Denied Entities, and any other prohibited end uses and users (such as end uses/users involving the design, development, production or use of WMDs or missiles), and all countries, except embargoed destinations identified in the EAR.

With the assistance of Steptoe & Johnson eCrypt is in the process of determining whether an additional application for export authorization with Mass Market Commodity Status is required for the second generation of its flagship product, eCrypt Pro Mobile Mail Privacy.

Employees

The Company does not currently have any full-time employees.  Kasia Zukowska has been contracted by the Company to perform administrative duties on behalf of the Company.  Gabriel Rosu has been retained by the Company to perform software development duties and serve as the Chief Development Officer for the Company.  Brad Lever currently serves as the President, Chief Executive Officer, and Chief Financial Officer, and director of the Company without wages or salaries.

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

ITEM 1A.

RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

 PROPERTIES.

The Company does not currently own any real property.  Currently the Company runs its business operations at 2129 - 4951 Netarts Hwy W, Tillamook OR, 97141. This space is provided to the Company free of charge by a shareholder of the Company.  Such costs are immaterial to the financial statements and, accordingly have not been reflected therein. The Company anticipates that it will explore leasing opportunities for office space during the next twelve months.

The Company utilizes a Canadian-based co-location facility to host its email and eCommerce servers.  The eCommerce server will serve as the mechanism through which the Company will distribute its software online, for both purchase and evaluation purposes.

eCrypt owns the following internet domain names: ecryptinc.com, ecryptinc.ca, ecryptinc.org, ecryptinc.net, ecryptinc.cc,  ecryptinc.mobi, 12thright.com, controliskey.com, ecrypt.me, ecryptforblackberry.com  ecryptforblackberry.cc, ecryptforblackberry.mobi, ecryptforblackberry.net, ecryptforblackberry.org, ecryptme.com, privacynowtv.com, privacynow.tv, and yourprivacyisourbusiness.com.

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

(REMOVED AND RESERVED).

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s shares are approved for trading on the OTCBB under the symbol “ECRY.”   The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim period, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

(U.S. $)

2008	HIGH	LOW
Quarter Ended March 31	$NA	$NA
Quarter Ended June 30	$NA	$NA
Quarter Ended September 30	$NA	$NA
Quarter Ended December 31	$NA	$NA

2009	HIGH	LOW
Quarter Ended March 31	$NA	$NA
Quarter Ended June 30	$NA	$NA
Quarter Ended September 30	$.1875	$.075
Quarter Ended December 31	$1.35	$.1875

2010	HIGH	LOW
Quarter Ended March 31	$1.25	$.41

Holders.

As of March 31, 2010 there were 133,558,671 shares of common stock issued and outstanding and approximately 27 shareholders of record.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2010 or 2009.  There are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors and the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes

ITEM 6.

 SELECTED FINANCIAL DATA.

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

Overview & Plan of Operation

eCrypt Technologies, Inc. was incorporated in the State of Colorado on April 19, 2007.  The Company provides encryption software which secures the transmission of, storage of, and access to digital information. Currently the Company is a developmental stage Company.  Over the next twelve (12) months, eCrypt will continue developing new products and existing product enhancements and strengthening strategic alliances. In particular, eCrypt plans to launch the second generation version of it’s flagship product eCrypt Mobile Mail Privacy email encryption software for BlackBerry® smartphones, and commence development of additional language support for both versions of eCrypt Mobile Mail Privacy.  The Company has commenced development of encryption software solutions for platforms other than the BlackBerry® smartphone as well as research for development of other security software.

In addition to the foregoing, in an effort to advance the business operations of the Company, over the next twelve (12) months the Company plans to undertake the following actions in the order in which they are listed:

1

commence distribution of the second generation product eCrypt Pro Mobile Mail Privacy, email encryption software for BlackBerry® smartphones, in accordance with all applicable import and export rules and regulations;

2

complete  development of an email encryption solution compatible with the iPhone;

3

commence and complete BETA testing of an email solution compatible with the iPhone;

4

commence distribution of an email encryption solution compatible with the iPhone, in accordance with all applicable import and export rules and regulations;

5

commence development of email encryption solutions for other platforms

The foregoing business actions are goals of the Company.  There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended March 31, 2010. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

Results of Operation for eCrypt Technologies, Inc. for the Fiscal Year Ended March 31, 2010 Compared to the Fiscal Year Ended March 31, 2009.

Revenue

Revenue.  During the fiscal year ended March 31, 2010, the Company had revenues of $35,073 as compared to revenues of $46,350 during the fiscal year ended March 31, 2009, a decrease of $11,277, or approximately 24%. The decrease in revenue experienced by the Company was primarily attributable to the fact that the Company experienced a reduction in the revenue generated by its MCNS business operations; as previously noted, the Company has discontinued its MCNS business operations.

Operating Expenses

Operating Expenses.  During the fiscal year ended March 31, 2010, the Company had operating expenses of $216,569 as compared to operating expenses of $136,346 during the fiscal year ended March 31, 2009, an increase of approximately 59%. The increase in operating expenses experienced by the Company was primarily attributable to an increase in general and administrative expenses, and professional fees experienced by the Company.

Net Loss

Net Loss.  The Company had a net loss of $(184,480) for the fiscal year ended March 31, 2010 as compared to a net loss of $(92,111) for the fiscal year ended March 31, 2009, a change of $92,369 or approximately 100%.  The change in net loss experienced by the Company was primarily attributable to an increase in operating expenses experienced by the Company.

Liquidity and Capital Resources

Currently, we have limited operating capital.  The Company anticipates that it will require approximately $2,000,000 of working capital to complete all of its desired business activity during the next twelve months. The Company has earned limited revenue from its business operations relating to its MCNS business through which eCrypt assists its clients with managing their electronic communication needs.  Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and, to date, the revenues generated from our business operations have not been sufficient to fund our operations or planned growth.  As noted above, we will likely require additional capital to continue to operate our business, and to further expand our business.   We may be unable to obtain the additional capital required.   Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

During the next twelve months, we plan to seek to generate the necessary capital to fund our business operations and complete our desired business activity through sales of our flagship product, eCrypt, and eCrypt Pro.  However, as of the period ended March 31, 2010, we have not generated any revenue through sales of eCrypt Mobile Mail Privacy.   If we are unable to generate the necessary capital through the sales of these products, we may conduct a private placement offering to seek to raise the necessary working capital to fund our business operations.   As identified below, subsequent to the fiscal year ended March 31, 2010 we completed a private placement offering to raise additional funds to fund our business operations.

As disclosed in a Form 8-K filed with the SEC on April 20, 2010, on April 19, 2010, subsequent to the fiscal year ended March 31, 2010, the Company completed a private placement offering, pursuant to which the Company raised $400,000 through the sale of 952,381 Units at a purchase price of $.42 per Unit. Each Unit consisted of one share of common stock and three Warrants: i) one Warrant (“Warrant 1”) entitles the holder thereof to purchase up to a total of 952,381 shares of the Corporation’s common stock at a price of $0.42 per share at any time during the period of twenty-four (24) months from the date of closing of the offering; and ii) one Warrant (“Warrant 2”) entitles the holder thereof to purchase up to a total of 714,286 shares of the Company’s common stock at a price of $0.56 per share at any time during the period of twenty-four (24) months from the date of closing of the offering; and iii) one Warrant (“Warrant 3”) entitles the holder thereof to purchase up to a total of 3,809,524 units at purchase price of  $0.42 per unit at any time during the period of six (6) months from the date of closing of this offering. Each unit under Warrant 3 consists of one share of common stock and two warrants: one warrant entitles the holder thereof to purchase up to a total of 3,809,524 shares of common stock at a price of $0.42 per share at any time during the period of twenty-four (24) months from the date of purchase of the units under Warrant 3, and one warrant entitles the holder thereof to purchase up to a total of 2,857,142 shares of common stock at a price of $0.56 per share at any time during the period of twenty-four (24) months from the date of closing of the purchase of the units under Warrant 3.

The following discussion outlines the state of our liquidity and capital resources for the fiscal year ended March 31, 2010, compared to the fiscal year ended March 31, 2009:

Total Current Assets & Total Assets

Our audited balance sheet reflects that: i) as of March 31, 2010, we have total current assets of $332,366, as compared to total current assets of $99,432 as of March 31, 2009, an increase of $232,934, or approximately 234%; and ii) as of March 31, 2010, we have total assets of $352,422, compared to total assets of $134,619 as of March 31, 2009, an increase of $217,803, or approximately 162%.  The increase in the Company’s total current assets and total assets from March 31, 2009 to March 31, 2010 was primarily attributable to the increase in cash experienced by the Company.

Cash As of March 31, 2010, our audited balance sheet reflects that we have cash of $332,256, as compared to $95,994 at March 31, 2009, an increase of $236,262, or approximately 246%.  The increase in the Company’s cash and short term investments from March 31, 2009 to March 31, 2010 was primarily attributable to the collection of financing proceeds via a private placement offering of the Company’s common stock.

Total Current Liabilities

As of March 31, 2010, our audited balance sheet reflects that we have total liabilities of $22,048 as compared to total liabilities of $47,658 at March 31, 2009, a decrease of $25,610, or approximately 54%.  The decrease in the Company’s total liabilities from March 31, 2009 to March 31, 2010 was primarily attributable to the settlement of the principal and interest amounts due and owing under a convertible loan from a related party, and the earning of deferred revenue.

Deferred Revenue As of March 31, 2010, our balance sheet reflects that we have deferred revenue of $nil, as compared to deferred revenue of $15,450 as of March 31, 2009.  The decrease in our deferred revenue was attributable to the fact that during the fiscal year ended March 31, 2010, the Company received payment of $15,450 in fees due and owing to the Company under an agreement entered to provide a client with network services for a one-year term.

Cash Flow for the Company for the Fiscal Year Ended March 31, 2010 as Compared to the Fiscal Year Months Ended March 31, 2009

Operating Activities During the fiscal year ended March 31, 2010, the net cash used by the Company in operating activities was $155,071, as compared to net cash used in operating activities of $61,837 during the fiscal year ended March 31, 2009, a change of $93,234.  The increase in net cash used in operating activities was primarily attributable to an increase in accounts payable and accrued liabilities and the earning of previously deferred revenue.

Investing Activities During the fiscal year ended March 31, 2010, the net cash used by the Company in investing activities was $3,742, as compared to net cash used in investing activities of $18,144 during the fiscal year ended March 31, 2009, a change of $14,402. The change in net cash used by investing activities was primarily attributable to a decrease in spending on computer equipment, computer software, and other equipment.

Financing Activities During the fiscal year ended March 31, 2010, the net cash provided by financing activities was $395,125, as compared to net cash provided by financing activities of $156,447 during the fiscal year ended March 31, 2009, an increase of $238,678, or approximately 153%. The change in net cash provided by financing activities was primarily attributable to the private placement offering conducted by the Company.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

eCRYPT TECHNOLOGIES, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED MARCH 31, 2010 and 2009

Page
Report of Independent Registered Public Accounting Firm	17
Balance Sheets	18
Statements of Operations	19
Statements of Stockholders’ Equity	20
Statements of Cash Flows	21-22
Notes to Financial Statements	23 - 45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

eCrypt Technologies, Inc.

Tillamook, OR 97141

We have audited the accompanying balance sheets of eCrypt Technologies, Inc. (A Development Stage Enterprise) as of March 31, 2010 and March 31, 2009 and the related statements of operations, stockholders’ (deficit) and cash flows for the years then ended and from inception (April 19, 2007) through March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eCrypt Technologies, Inc. (A Development Stage Enterprise) as of March 31, 2010 and March 31, 2009 and the results of its operations and cash flows for the years then ended and from inception (April 19, 2007) through March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the financial statements, the Company’s total assets and total stockholders’ equity, for the year ended March 31, 2009 have been restated from previously reported amounts.  We also audited the adjustments described in Note 14 that were applied to restate the 2009 financial statements, respectively.  In our opinion, such adjustments are appropriate and have been properly applied.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

July 7, 2010

2580 Anthem Village Dr., Henderson, NV  89052

Telephone (702) 563-1600 ●  Facsimile (702) 920-8049

eCrypt Technologies, Inc.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	March 31,
	2010	2009
	(Audited)	(Audited)
		(Restated)
ASSETS

CURRENT ASSETS
Cash	$ 332,256	$ 95,994
Prepaid expenses	110	3,438
TOTAL CURRENT ASSETS	332,366	99,432

Property and equipment, net	20,056	29,076

OTHER ASSETS
License-net	-	6,111
TOTAL OTHER ASSETS	-	6,111

TOTAL ASSETS	$ 352,422	$ 134,619

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 22,048	$ 3,223
Accrued interest on convertible loan-related party	-	5,185
Deferred revenue	-	15,450
Convertible loan-related party	-	23,800
TOTAL CURRENT LIABILITIES	22,048	47,658

TOTAL LIABILITIES	22,048	47,658

STOCKHOLDERS' EQUITY
Preferred stock (10,000,000 Shares Authorized; No Par Value
0 and 0 shares issued and outstanding as at March 31, 2010 and 2009)	-	-
Common stock (500,000,000 Shares Authorized; No Par Value;
133,558,671 and 133,518,216 shares issued and outstanding as at March 31, 2010 and 2009)	239,470	206,702
Subscription payable	400,000	4,875
Deficit accumulated during the development stage	(309,096)	(124,616)
TOTAL STOCKHOLDERS' EQUITY	330,374	86,961

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 352,422	$ 134,619

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	March 31, 2010	March 31, 2009	Cumulative Amount from Inception (April 19, 2007 to March 31, 2010)
	(Audited)	(Audited)	(Audited)
		(Restated)
REVENUES
Sales	$ 35,073	$ 46,350	$ 92,423

OPERATING EXPENSES
Amortization and depreciation	18,873	20,642	44,497
General and administrative	120,826	81,948	226,238
Professional fees	76,870	33,756	122,548
TOTAL OPERATING EXPENSES	216,569	136,346	393,283

OPERATING LOSS	(181,496)	(89,996)	(300,860)

OTHER INCOME (EXPENSES)
Interest expense	(4,322)	(3,355)	(11,212)
Gain on sale of fixed asset	600	-	600
Interest income	738	1,240	2,376
TOTAL OTHER INCOME (EXPENSES)	(2,984)	(2,115)	(8,236)

NET LOSS	$ (184,480)	$ (92,111)	$ (309,096)

Loss per share
Basic	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	133,518,437	131,950,592

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Period from Inception (April 19, 2007) to March 31, 2010)
(Audited)
						Accumulated
						Deficit
					Stock	During	Total
No Par Value	Preferred Shares		Common Shares		Subscriptions	Development	Stockholders'
	Number	Amount	Number	Amount	Payable	Stage	Equity

Balance at April 19, 2007 (Date of Inception)	-	$ -	-	$ -	$ -	$ -	$ -
Shares issued for cash	-	-	116,015,968	55,130	-	-	55,130
Net loss for the period	-	-	-	-	-	(32,505)	(32,505)

Balance March 31, 2008	-	-	116,015,968	55,130	-	(32,505)	22,625

Stock subscriptions	-	-	-	-	4,875	-	4,875
Shares issued for cash	-	-	17,502,248	151,572	-	-	151,572
Net loss for the period	-	-	-	-	-	(92,111)	(92,111)

Balance March 31, 2009	-	-	133,518,216	206,702	4,875	(124,616)	86,961

Stock cancelled					(4,875)		(4,875)
Stock subscriptions	-	-	-	-	400,000	-	400,000
Shares issued in settlement of convertible debenture	-	-	40,455	32,768	-	-	32,768
Net loss for the period	-	-	-	-	-	(184,480)	(184,480)

Balance March 31, 2010	-	$ -	133,558,671	$ 239,470	$ 400,000	$ (309,096)	$ 330,374

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2010 and 2009 and from Inception (April 19, 2007) to March 31, 2010)

	March 31,	March 31,	Cumulative Amount from Inception (April 19, 2007 to March 31,
	2010	2009	2010)
	(Audited)	(Audited)	(Audited)
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (184,480)	$ (92,111)	$ (309,096)
Adjustments for non-cash items:
Amortization and depreciation	18,873	20,642	44,497
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	18,825	(5,886)	22,048
Interest on convertible debt-related party	3,833	2,955	8,969
Interest receivable	-	398	-
Deferred revenue	(15,450)	15,450	-
Prepaid expenses	3,328	(3,285)	(110)
NET CASH USED IN OPERATING ACTIVITIES	(155,071)	(61,837)	(233,692)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	-	(10,000)
Computer equipment	(2,337)	(3,679)	(11,526)
Computer software	(662)	(5,707)	(14,446)
Equipment	(742)	(8,758)	(28,582)
NET CASH USED IN INVESTING ACTIVITIES	(3,742)	(18,144)	(64,554)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance	-	151,572	206,702
Stock subscriptions, net	395,125	4,875	400,000
Proceeds (payments) from convertible loan-related party	-	-	23,800
Paid in capital	-	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	395,125	156,447	630,502

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	236,312	76,466	332,256

CASH AND CASH EQUIVALENTS
Beginning of year	95,944	19,528	-

End of year	$ 332,256	$ 95,994	$ 332,256

Supplemental disclosures of cash flow information:
Interest on convertible loan-related party	$ 3,833	$ 2,955	$ 8,969
Shares issued in settlement of convertible note	$ 32,769	$ -	$ 32,769

The accompanying notes are an integral part of these financial statements.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

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

2.

Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”). Disclosure of certain items in the financials was changed from that disclosed in the prior periods to adhere to the accounting principles established under GAAP.

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

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring losses from operations since inception which raises substantial doubt about its ability to continue as a going concern.

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

2.

Significant Accounting Policies (cont’d)

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

Comprehensive Income

The Company adopted FASB Accounting Standards Codification 220 “Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

Comprehensive income (loss) is the total of (1) net income (loss) plus (2) all other changes in the net assets arising from non-owner sources, which are referred to as comprehensive income.

The Company has no components of other comprehensive loss.  Accordingly, net loss equals comprehensive loss for all periods.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

2.

Significant Accounting Policies (cont’d)

	2010	2009
Net loss	$ (184,480)	$ (92,111)
Weighted-average number of shares outstanding
Basic	133,518,437	131,950,592
Loss per share
Basic	(0.00)	(0.00)

3.

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

On July 1, 2009, the FASB officially launched the FASB ASC 105 - Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”.  Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

3.

Recent Accounting Pronouncements  (cont’d)

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 –The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates.  This ASU includes FASB Statement No. 168 in its entirety.  While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance.  The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative.  ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

In August 2009, the FASB issued ASU No. 2009-05 – Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU clarifies the fair market value measurement of liabilities.  In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach.  ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

In September 2009, the FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent).  This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted.  Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

In October 2009, the FASB issued ASU 2009-13 - “Multiple-Deliverable Revenue Arrangements”, which addresses how revenues should be allocated among all products and services included in our sales arrangements.  It establishes a selling price hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (VSOE) at the highest level, third-party evidence of VSOE at the intermediate level, and a best estimate at the lowest level.  It replaces “fair value” with “selling price” in revenue allocation guidance, eliminates the residual method as an acceptable allocation method, and requires the use of the relative selling price method as the basis for allocation.  It also significantly expands the disclosure requirements for such arrangements, including, potentially, certain qualitative disclosures.  ASU 2009-13 will be effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The FASB permits early adoption of ASU 2009-13, applied retrospectively, to the beginning of the year of adoption. We are currently evaluating the impact on our financial position and results of operations.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

3.

Recent Accounting Pronouncements  (cont’d)

In October 2009, the FASB issued ASU 2009-14 - “Certain Revenue Arrangements That Include Software Elements”, which clarifies the guidance for allocating and measuring revenue, including how to identify software that is out of the scope.  ASU 2009-14 amends accounting and reporting guidance for revenue arrangements involving both tangible products and software that is “more than incidental to the tangible product as a whole.”  That type of software and hardware will be outside of the scope of software revenue guidance, and the hardware components will also be outside of the scope of software revenue guidance and may result in more revenue recognized at the time of the hardware sale.  Additional disclosures will discuss allocation of revenue to products and services in our sales arrangements and the significant judgments applied in the revenue allocation method, including impacts on the timing and amount of revenue recognition.  ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  ASU 2009-14 has the same effective date, including early adoption provisions, as ASU 2009-13. Companies must adopt ASU 2009-14 and ASU 2009-13 at the same time.  We are currently evaluating the impact on our financial position and results of operations.

In January 2010, the FASB issued ASU 2010-06 - “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements”, which requires new disclosures and reasons for transfers of financial assets and liabilities between Levels 1 and 2.  ASU 2010-06 also clarifies that fair value measurement disclosures are required for each class of financial asset and liability, which may be a subset of a caption in the consolidated balance sheets, and those disclosures should include a discussion of inputs and valuation techniques.  It further clarifies that the reconciliation of Level 3 measurements should separately present purchases, sales, issuances, and settlements instead of netting these changes.  With respect to matters other than Level 3 measurements, ASU 2010-06 is effective for fiscal years and interim periods beginning on or after December 15, 2009.  New guidance related to Level 3 measurements is effective for fiscal years and interim periods beginning on or after December 15, 2010. We are currently evaluating the impact of ASU 2010-06 on our disclosures.

In January 2010, the FASB issued ASU No. 2010-10 – Consolidation (Topic 810) that amends accounting and disclosure requirements for a decrease in ownership in a business under existing GAAP standards for consolidations. It also clarifies the types of businesses that are in the scope of these consolidations. As required by this guidance, we retroactively applied the amendments as of January 1, 2009, which did not have a material impact on our financial statements or footnote disclosures.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events.”  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued.  The Company adopted this Statement in the third quarter of fiscal 2009.  As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in our footnotes.

In April 2009, the FASB issued an update to FASB ASC 820, “Fair Value Measurements and Disclosures,” related to providing guidance on when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The update clarifies the

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

3.

Recent Accounting Pronouncements  (cont’d)

methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales.  The update also reaffirms the objective of fair value measurement, as stated in FASB ASC 820, which is to reflect how much an asset would be sold in and orderly transaction, and the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.  The Company adopted this Statement in the second quarter of 2009 without significant financial impact.

In April 2009, the FASB ASC 320, “Investments – Debt and Equity,” amends current other-than-temporary guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to credit and noncredit components impaired debt securities that are not expected to be sold.  Also, the Statement increases disclosures for both debt and equity securities regarding expected cash flows, securities with unrealized losses, and credit losses.  The Company adopted this Statement in the second quarter of 2009 without significant impact to our financial statements.

In April 2009, the FASB issued an update to FASB ASC 825, “Financial Instruments,” to require interim disclosures about the fair value of financial instruments.”  This update enhances consistency in financial reporting by increasing the frequency of fair value disclosures of those assets and liabilities falling within the scope of FASB ASC 825. The Company adopted this update in the second quarter of 2009 without significant impact to the financial statements.

In April 2009, the FASB issued an update to FASB ASC 805, “Business Combinations,” that clarifies and amends FASB ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies.  This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination.  The Company adopted this Statement in the second quarter of 2009 without significant impact to the financial statements.

4.

Property and Equipment

The components of the Company’s equipment are presented below:

		2010		2009
	Cost	Accumulated Depreciation	Net	Accumulated Depreciation	Net

Computer equipment	$9,812	$6,877	$2,935	$4,290	$4,898
Computer software	14,445	13,814	$631	10,921	2,862
Equipment	28,581	12,091	$16,490	6,523	21,316

	$52,838	$32,782	$20,056	$21,734	$29,076

 Depreciation expense for the years ended March 31, 2010 and 2009 was $12,762 and $17,309, respectively.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

4.

Property and Equipment (cont’d)

Intangibles

The components of the Company’s license are presented below:

		2010		2009
	Cost	Accumulated Amortization	Net	Accumulated Amortization	Net

License	$10,000	$10,000	$ -	$3,889	$6,111

	$10,000	$10,000	$ -	$3,889	$6,111

Amortization expense for the years ended March 31, 2010 and 2009 was $6,111 and $3,333, respectively. As at September 23, 2009 the Licenses with Certicom were cancelled by reason of the acquisition of Certicom Corp by Research In Motion.  Pursuant to the new program terms, these Licenses are now being provided to BlackBerry Alliance Members free of charge.  The Company renewed its  BlackBerry Alliance membership with Research In Motion on February 3, 2010.

5.

Stockholders’ Equity

a)

Authorized:

500,000,000 Common shares with no par value

10,000,000 Preferred shares with no par value issued or outstanding:

During the year ended March 31, 2008 the Company effected the following stock transactions:

The Company issued a total of 116,015,968 shares of the Company’s no par value common stock in exchange for cash of $55,130.

During the year ended March 31, 2009 the Company effected the following stock transactions:

On October 09, 2008, the Company announced a 4:1 forward stock split on its common shares. 33,203,992 common shares were issued for 8,300,998 common shares.

On November 12, 2009, the Board of Directors of the Company consented to and approved a four-for-one forward split of the Company’s 33,379,554 issued and outstanding shares of common stock.  Pursuant to Rule 10b-17, the Forward Split became effective 10 days following the submission of the required notification forms to FINRA, on November 24, 2009.  On the effective date, the Company’s transfer agent issued and mailed to the eligible shareholders of record, three additional shares of common stock for each share of common stock held by the shareholder.  The forward split resulted in the increase in the number of

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

5.

Stockholders’ Equity (cont’d)

shares of the Company’s common stock issued and outstanding to 133,518,216 while keeping the number of authorized shares the same.

During the year ended March 31, 2009 the Company issued 17,502,248 shares of the Company’s no par value common stock in exchange for cash of $151,572.

During the year ended March 31, 2010, the Company effected the following stock transactions:

The Company issued a total of 40,455 shares of the Company’s no par value common stock at a conversion rate of $0.81 per share in full and final settlement of a convertible debenture dated July 2, 2007. The shares were issued on March 30, 2010 for total value of $32,768. The loan consisted of principal of $23,800 and interest of $8,969.  See Note 7.

6.

Stock Subscriptions

The Company issued private placement subscription agreements. The total amount of common shares subscribed for cash as at March 31, 2010 and 2009 is $400,000 and $4,875, respectively.

	Number of Common shares	Number of preferred shares	Amount
Balance, April 19, 2007	-	-	$-
Shares subscribed for cash	-	-	-
Balance, March 31, 2008	-	-	-
Shares subscribed for cash	-	-	-
Balance, September 30, 2008	-	-	-
Additional shares due to share split 1:4	-	-	-
Shares issued	-	-	-
Shares subscribed for cash	-	-	4,875
Balance, March 31, 2009	-	-	4,875
Shares subscribed for cash	-	-	400,000
Shares cancelled	-	-	(4,875)
Balance, March 31, 2010	-	-	$400,000

7.

Convertible Loan-Related Party

On July 2, 2007, the Company issued a convertible debenture with a face value totaling $23,800. This loan, or any portion, is convertible at any time until paid in full at a rate of 1 common share per $0.001 of the debt converted.  The loan bears interest at an annual rate of 12% percent compounded monthly. In accordance with ASC Topic 470 -20 the intrinsic value of the beneficial conversion feature has been valued at $0.   Some terms were amended on September 9, 2009 but the conversion price remained the same. The conversion

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

7.

Convertible Loan-Related Party (cont’d)

terms were  amended on February 26, 2010 to  reflect the new conversion price of $0.81per share of common stock, and adding that interest is also convertible.

On March 15, 2010, the Company authorized the issuance of 40,455 of common shares for the share price of $0.81 per share for a convertible debenture dated July 2, 2007.  The shares were issued on March 30, 2010 for $32,768 and the conversion of the debenture. The loan consisted of face value of $23,800 and interest of $8,968.

8.

Warrants

182,062 warrants were issued during the period ended March 31, 2009 along with 182,062 common stock subscriptions. The exercise price of the warrants is $0.75 per common share.  The warrants expire on or before December 04, 2010.

9.

Income Taxes

The Company has losses carried forward for income tax purposes for March 31, 2010 and 2009.  There are no current or deferred tax expenses for the period ended March 31, 2010 or 2009 due to the Company’s loss position.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	2010	2009

Deferred tax asset attributable to:
Current operations	$ (108,184)	$ (43,616)
Less: Change in valuation allowance	108,184	43,616

Net refundable amount	$ --	$ --

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

9.

Income Taxes (cont’d)

The composition of the Company’s deferred tax assets as at March 31, 2010 and 2009 is as follows:

	2010	2009

Net operating loss carry forward	$ (309,096)	$ (124,616)

Statutory federal income tax rate	35%	35%
Effective income tax rate	0%	0%

Deferred tax asset	(108,184)	(43,616)
Less: Valuation allowance	108,184	43,616

Net deferred tax asset	$ --	$ --

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at March 31, 2010 and March 31, 2009, the Company has an unused operating loss carry-forward balance of approximately $108,184 and $43,616 respectively, which begins to expire in 2027.

10.

Advance-Related Party

The Company acquired a $75,000 advance during the months of October 2009 through March 2010 from a related party.  The advance is non-interest bearing and due in six months.  As of March 31, 2010, the advance has been paid back in full.

11.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $14,007 and $14,359 of advertising expense included in General and Administrative expenses during the period ended March 31, 2010 and 2009.

12.

Deferred Revenue, Commitments, and Contingencies

On July 1, 2008, the Company entered into an agreement to provide a client with network services for a one year term.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

The agreement provided for a prepayment of $61,800 for the full term of the contract; $15,450 represented the unearned balance of the prepayment at March 31, 2009.  At March 31, 2010, the contract has been fulfilled.

13.         Subsequent Events

On April 5, 2010, the Company entered into a private placement agreement that would offer up to 952,381 units which consists of a subscription agreement and three warrants, Warrant #1 offers the holder to purchase 952,381 shares of the Corporation’s common stock at a price of $0.42 per share at any time within a 24 month period from the date of closing

Warrant #2 entitles the holder to purchase a total of 714,286 shares of the Corporation’s common stock at a price of $0.56 per share at any time within a 24 month period from the date of closing.

Warrant #3 entitles the holder to purchase up to a total of 3,809,524 units at a price of $0.42 per unit at any time during the six month period from the date of closing of this offering. Each unit under warrant #3 consists of one share of common stock and two warrants. One warrant allows the holder to purchase up to 3,809,524 shares of common stock at a price of $0.42 any time during the period of twenty four months from the date of purchase. The other warrant allows the holder to purchase 2,857,142 shares of common stock at a price of $0.56 per share any time during the twenty four months from the date of closing of the purchase of these units under warrant 3.

Subsequently, on April 22, 2010 the Company issued 952,381 shares of common stock, and three (3) warrants for a total value of $400,000, per the private placement agreement explained above.

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

On November 6, 2009 the Company determined that certain assets were incorrectly classified and

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

reclassified these assets.  The Company also adjusted depreciation to reflect these assets.

The effect of these restatements on the Company’s previously issued audited March 31, 2009 financial statements is detailed below:

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 3,222	$ 1		$ 3,223
Accrued interest on convertible loan-related party	5,185	-		5,185
Deferred revenue	15,450	-		15,450
Convertible loan-related party	23,800	-		23,800
TOTAL CURRENT LIABILITIES	47,657	1		47,658

TOTAL LIABILITIES	47,657	1		47,658

STOCKHOLDERS' EQUITY
Common stock (500,000,000 shares authorized; par value .001;
33,379,554 shares issued and outstanding)	241,630	(34,928)	(5)	206,702
Subscription payable	136,546	(131,671)	(2)	4,875
Deficit accumulated during the development stage	(288,747)	164,131	(1)(3)	(124,616)
TOTAL STOCKHOLDERS' EQUITY	89,429	(2,468)		86,961

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 137,086	$ (2,467)		$ 134,619

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

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

37

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

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

38

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

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

(5)     Reflects change to no par value stock

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed on Forms 8-K and 8-K/A filed with the SEC on October 7, 2009 and October 15, 2009, respectively, we changed accountants.  We have had no disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2010 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2010, the Company's internal control over financial reporting was effective.

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

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Significant Employees

The following table sets forth, as of March 31, 2010, the respective positions and ages of our directors and executive officers of the Company. Each director has been elected to hold office until the next annual meeting of shareholders and thereafter until his successor is elected. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Name	Age	Position	Director or Officer Since

Brad Lever	34	Director, Chief Executive Officer, Chief Financial Officer, President	April 2007
Gabriel Rosu	35	Chief Development Officer	April 2007

Biographical Information

Mr. Brad Lever – Mr. Brad Lever (“Mr. Lever”) is 34 years old.  Mr. Lever is currently the sole Director of the Company and serves as the Company’s Chief Executive Officer, Chief Financial Officer, President, Director of Sales and Marketing, and Director of Strategic Alliances and Investor Relations; he has served in these capacities since the Company’s inception.  Mr. Lever’s core functionalities are to coordinate team efforts, manage sales and marketing, and aid in the development of services and solutions which cater to the marketplace.  In addition to the work that Mr. Lever performs with the Registrant, since 2004, Mr. Lever has worked in enterprise sales for BCE, a telecommunications company, focusing on new acquisitions and providing wireless data solutions.  From 2003 to 2004, Mr. Lever was a sales executive with Sophos, Inc., a company that provides anti-virus software solutions to businesses.  Mr. Brad Lever is a member of the IAPP (International Association of Privacy Professionals).

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

Directorships

None of the Company’s executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended March 31, 2010, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

Code of Ethics

The Company has adopted a code of ethics, as required by the rules of the SEC, a copy of the Company’s code of ethics is attached hereto as Exhibit 14.1 and is hereby incorporated by reference. This code of ethics applies to all of the Company’s senior financial officers. The code of ethics, and any amendments to, or waivers from, the code of ethics, is available in print, at no charge, to any stockholder who requests such information.

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

Summary Compensation Table

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Brad Lever, CEO, President	2010 2009 2008	$nil $nil $nil	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$nil $nil $nil
Gabriel Rosu, Chief Development Officer	2010 2009 2008	$nil $nil $nil	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$ 5,742 -- --	$ 5,742 $nil $nil

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal year ended March 31, 2010.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans.

Compensation Agreements

Subsequent to the fiscal year ended March 31, 2010, as disclosed on Form 8-K filed with the SEC on May 27, 2010, on May 26, 2010, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Gabriel Rosu setting forth the terms and conditions under which Mr. Rosu will continue to serve as the Chief Development Officer of the Company.  The Consulting Agreement is for a one year term effective April 15, 2010 through April 14, 2011.  Pursuant to the terms and conditions of the Consulting Agreement, Mr. Rosu will serve as the Chief Development Officer of the Company.  Mr. Rosu’s primary duties include overseeing all product development of the Company’s products, database development for the Company, and website development for the Company.  As consideration for his services as the Chief Development Officer, Mr. Rosu will receive a total of $95,000 during the term of the Consulting Agreement, broken down into monthly payments of $7,916.67.  The Consulting Agreement may be terminated at any time in the Company’s sole and absolute discretion.  In conjunction with the entry into the Consulting Agreement, Mr. Rosu entered into a Confidentiality, Non-Solicitation and Invention Assignment Agreement as an exhibit to the Consulting Agreement for purposes of protecting the Company’s intellectual property.

The foregoing description of the Consulting Agreement and the accompanying exhibits does not purport to be complete and is qualified in its entirety by reference to the complete text of the Consulting Agreement and accompanying exhibits, which was filed as Exhibit 10.6 to the Company’s current report on Form 8-K with the SEC on May 27, 2010.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended March 31, 2010.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 31, 2010, the ownership of each person known by the Company to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class
Common	Global Capital Partners, LLC PO Box 6560 Pahrump, NV 89041	16,039,557	12%
Common	Kasia Zukowska 248 – 256 East 2nd Ave Vancouver, BC V5T 1B7	9,600,000	7%
Common	Brad Lever 248 - 256 East 2nd Ave Vancouer, BC V5T 1B7	32,000,000	24%
Common	Gabriel Rosu 7092 Sussex Ave Burnaby, BC V5J 3V3	9,600,000	7%

Security Ownership of Management

The following table sets forth, as of March 31, 2010, the ownership of each executive officer and director of the Company, and of all executive officers and directors of the Registrant as a group. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Company except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class
Common	Brad Lever(1) 248 - 256 East 2nd Ave Vancouer, BC V5T 1B7	32,000,000	24%
Common	Gabriel Rosu(1) 7092 Sussex Ave Burnaby, BC V5J 3V3	9,600,000	7%
Common	All Directors and Officers as a Group (2 in total)	41,600,000	31%

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by De Joya Griffith & Company, LLC, for audit of the Company's annual and interim financial statements were $10,000 for the fiscal year ended March 31, 2010, and $7,500 for the fiscal year ended March 31, 2009.

Audit Related Fees

(2)

De Joya Griffith & Company, LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2010 and 2009.

Tax Fees

(3)

The aggregate fees billed by De Joya Griffith & Company, LLC for tax compliance, advice and planning were $0.00 for the fiscal year ended March 31, 2010 and 2009.

All Other Fees

 (4)

De Joya Griffith & Company, LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2010 and 2009.

Audit Committee’s Pre-approval Policies and Procedures

(5)

The Company does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for Fiscal Year Ended March 31, 2010.

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

10.2

BlackBerry® Alliance Program – Master Alliance Agreement, dated April 2, 2008 by and between Research in Motion Limited and eCrypt Technologies, Inc., filed as exhibit to Form 10 filed with the Securities and Exchange Commission on November 11, 2008.

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

10.6

Consulting Agreement and accompanying exhibits dated May 26, 2010 by and between eCrypt Technologies, Inc. and Gabriel Rosu, filed as Exhibit 10.6 to Form 8-K filed with the Securities and Exchange Commission on May 27, 2010.

14.1	Code of Ethics
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

eCRYPT TECHNOLOGIES, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:  /S/ Brad Lever

Brad Lever, Chief Executive Officer, Chief Financial Officer, Director

Date:  July 13, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Brad Lever

Brad Lever, Chief Executive Officer, Chief Financial Officer, Director

Date:  July 13, 2010