Form 10-Q
period 2010-06-30
eCrypt Technologies, Inc.
filed 2010-08-16
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-53489

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

As of August 13, 2010, the Company had 134,511,052 shares issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of eCrypt Technologies, Inc. (the "Company" or “eCrypt”), a Colorado corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended March 31, 2010, and all amendments thereto.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2010

eCrypt Technologies, Inc.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$ 205,121	$ 332,256
Prepaid expenses	4,183	110
TOTAL CURRENT ASSETS	209,304	332,366

Property and equipment, net	17,718	20,056

TOTAL ASSETS	$ 227,022	$ 352,422

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 33,629	$ 22,048
Accrued interest on loan from related party	2,539	-
Loan-related party	215,000	-
TOTAL CURRENT LIABILITIES	251,168	22,048

TOTAL LIABILITIES	251,168	22,048

STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred stock (10,000,000 Shares Authorized; No Par Value
0 and 0 shares issued and outstanding as at June 30, 2010 and March 31, 2010)	-	-
Common stock (500,000,000 Shares Authorized; No Par Value
134,511,052 and 133,518,216 shares issued and outstanding as at June 30, 2010 and March 31, 2010)	639,470	239,470
Subscription payable	-	400,000
Deficit accumulated during the development stage	(663,616)	(309,096)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(24,146)	330,374

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$ 227,022	$ 352,422

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Cumulative amount from Inception (April 19, 2007) to June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Sales	$ 434	$ 15,450	$ 92,857

OPERATING EXPENSES
Amortization and depreciation	2,337	4,778	46,834
Advertisement and promotion	255,651	125	284,826
General and administrative	80,492	25,666	277,556
Professional fees	14,122	8,292	136,670
TOTAL OPERATING EXPENSES	352,602	38,862	745,886

OPERATING LOSS	(352,168)	(23,412)	(653,029)

OTHER INCOME (EXPENSES)
Interest income	595	447	2,971
Gain on sale of fixed assets	-	-	600
Interest expenses	(2,947)	(941)	(14,158)
TOTAL OTHER INCOME (EXPENSES)	(2,352)	(494)	(10,587)

NET LOSS	$ (354,520)	$ (23,906)	$ (663,616)

Loss per share
Basic	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	134,469,619	133,518,216

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from Inception (April 19, 2007) to June 30, 2010
(Unaudited)

				Stock	Retained	Total
No Par Value		Common Shares		Subscriptions	Earnings	Stockholders'
	Amount	Number	Amount	Payable	(Deficit)	Equity/(Deficit)

Balance at April 19, 2007 (Date of Inception)	$ -	-	$ -	$ -	$ -	$ -
Shares issued for cash	-	116,015,968	55,130	-	-	55,130
Net loss for the period	-	-	-	-	(32,505)	(32,505)

Balance March 31, 2008	$ -	116,015,968	$ 55,130	$ -	$ (32,505)	$ 22,625

Stock subscriptions	-	-	-	4,875	-	4,875
Shares issued for cash	-	17,502,248	151,572	-	-	151,572
Net loss for the period	-	-	-	-	(92,111)	(92,111)

Balance March 31, 2009	$ -	133,518,216	$ 206,702	$ 4,875	$ (124,616)	$ 86,961

Stock cancelled				(4,875)		(4,875)
Stock subscriptions	-	-	-	400,000	-	400,000
Shares issued in settlement of convertible debenture	-	40,455	32,768	-	-	32,768
Net loss for the period	-	-	-	-	(184,480)	(184,480)

Balance March 31, 2010	$ -	133,558,671	$ 239,470	$ 400,000	$ (309,096)	$ 330,374

Shares issued for cash	-	952,381	400,000	(400,000)	-	-
Net loss for the period	-	-	-	-	(354,520)	(354,520)

Balance June 30, 2010 (unaudited)	$ -	134,511,052	$ 639,470	$ -	$ (663,616)	$ (24,146)

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30, 2010	June 30, 2009	Cumulative amount from Inception (April 19, 2007) to June 30, 2010
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (354,520)	$ (23,906)	$ (663,616)
Adjustments for non-cash items:
Depreciation and amortization	2,337	4,778	46,834
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	11,582	(1,451)	33,629
Interest on loan-related party	2,539	852	11,509
Deferred revenue	-	(15,450)	-
Prepaid expenses	(4,073)	1,940	(4,183)
NET CASH USED IN OPERATING ACTIVITIES	(342,135)	(33,237)	(575,827)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	-	(10,000)
Computer equipment	-	-	(11,526)
Computer software	-	-	(14,446)
Equipment	-	-	(28,582)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(64,554)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance	-	-	606,702
Stock subscriptions	-	(4,875)	-
Proceeds from loan-related party	215,000	-	238,800
Net cash provided by financing activities	215,000	(4,875)	845,502

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(127,135)	(38,112)	205,121

CASH AND CASH EQUIVALENTS
Beginning of period	332,256	95,994	-

End of period	$ 205,121	$ 57,882	$ 205,121

Supplemental disclosures of cash flow information:
Interest on loan-related party	$ 2,539	$ 852	$ 11,508

Shares issued in settlement of convertible note	$ -	$ -	$ 32,769
Common stock issued to satisfy common stock payable	$ (400,000)	$ -	$ (400,000)

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows presented herein have been included in the financial statements.  Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. The financial statements should be read in conjunction with the Form 10-K for the year ended March 31, 2010 of the Company.

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

(Unaudited)

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

Development -Stage Company

 The accompanying financial statements have been prepared in accordance with the FASB ASC Topic 915 "Accounting and Reporting by Development-Stage Enterprises". A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise's inception.

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation.  Depreciation is calculated using the straight line basis over their useful lives:

Computer equipment	2 years straight line basis
Computer software	1 year straight line basis
Equipment	5 years straight line basis

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.

Significant Accounting Policies (cont’d)

Related Parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.  Parties are also considered to be related if they are subject to common control or common significant influence.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, highly liquid short-term investments, accounts payable and accrued liabilities and stockholder loans.  The Company does not hold or issue financial instruments for trading purposes and does not hold any derivative financial instruments.

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.

Significant Accounting Policies (cont’d)

	Three months ended June 30, 2010	Three months ended June 30, 2009
Net Loss Weighted-average number of shares outstanding Basic Loss per share Basic Net Loss	$ (354,521)	$ (23,906)
Weighted-average number of shares outstanding
Basic	134,469,619	133,518,216
Loss per share
Basic	(0.00)	(0.00)

3.

 Recent Accounting Pronouncements

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-03 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

4.

Property and Equipment

The components of the Company’s equipment are presented below:

		June 30, 2010	June 30, 2010	March 31, 2010
		Accumulated
	Cost	Depreciation	Net	Net

Computer equipment	$9,812	$7,625	$2,187	$2,935
Computer software	14,445	13,978	467	631
Equipment	28,581	13,517	15,064	16,490

Total	$52,838	$35,120	$17,718	$20,056

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4.

Property and Equipment (cont’d)

Depreciation expense for the three months ended June 30, 2010 and 2009 was $2,337 and $3,944, respectively.

Intangibles

The components of the Company’s license are presented below:

		June 30, 2010	June 30, 2010	March 31, 2010
		Accumulated
	Cost	Amortization	Net	Net

License	$10,000	$10,000	$ -	$ -

	$10,000	$10,000	$ -	$ -

Amortization expense for the three months ended June 30, 2010 and 2009, were $0 and 833, respectively.  As at September 23, 2009 the Licenses with Certicom were cancelled by reason of the acquisition of Certicom Corp by Research in Motion.  Pursuant to the new program terms, these Licenses are now being provided to BlackBerry Alliance members free of charge.  The Company renewed its BlackBerry Alliance membership with Research in Motion on February 3, 2010.

5.

Stockholders’ Equity/(Deficit)

a)

Authorized:

500,000,000 Common shares with no par value

10,000,000 Preferred shares with no par value

During the year ended March 31, 2008, the Company effected the following stock transactions:

The Company issued a total of 116,015,968 shares of the Company’s common stock in exchange for cash of $55,130.

During the year ended March 31, 2009, the Company effected the following stock transactions:

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

5.

Stockholders’ Equity/(Deficit) (cont’d)

During the year ended March 31, 2009, the Company issued 17,502,248 shares of the Company’s no par value common stock in exchange for cash of $151,572.

During the year ended March 31, 2010, the Company effected the following stock transactions:

The Company issued a total of 40,455 shares of the Company’s no par value common stock at a conversion rate of $0.81 per share in full and final settlement of a convertible debenture dated July 2, 2007.  The shares were issued on March 30, 2010 for a total of $32,769.  The loan consisted of principal of $23,800 and interest of $8,969.  See Note 7.

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

6.

Stock Subscriptions

The Company issued private placement subscription agreements. The total amount of common shares subscribed for cash at June 30, 2010 and March 31, 2010 was $0 and $400,000, respectively.

7.

Convertible Loan-Related Party

On July 02, 2007, the Company issued a convertible debenture with a face value totaling $23,800. This loan, or any portion, is convertible at any time until paid in full at a rate of 1 common share per $0.001 of the debt converted.  The loan bears interest at an annual rate of 12% percent compounded monthly. In accordance with ASC Topic 470 -20 the intrinsic value of the beneficial conversion feature has been recorded and valued at $0.  Some terms were amended on September 9, 2009 but the conversion price remained the same.  The conversion terms were amended on February 26, 2010 to reflect the new conversion price of $0.81 per common stock, and adding that interest is also convertible.

On March 15, 2010, the Company authorized the issuance of 40,455 common shares for the share price of $0.81 per share for a convertible debenture dated July 2, 2007.  The shares were issued on March 30, 2010 for $32,768 and the conversion of the debenture.  The loan consisted of face value of $23,800 and interest of $8,968.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

8.

Note Payable-Related Party

The Company has acquired on May 18, 2010 a $215,000 unsecured note payable from a shareholder.  The note bears interest, compounded annually, at 10% and is due in two years.

9.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $255,651 and $125 of advertising expense during the three months ended June 30, 2010 and 2009.

10.

Deferred Revenue, Commitments, and Contingencies

On July 1, 2008, the Company entered into an agreement to provide a client with network services for a one year term.

The agreement provided for a prepayment of $61,800 for the full term of the contract. As of March 31, 2010 the contract has been fulfilled.

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

Currently, eCrypt develops and sells device-based encryption and security software for Personal Digital Assistants (“PDAs”), wireless handheld devices, laptop and desktop computers, pocket computers, cellular phones, smartphones, and other file storage devices. The Company has developed, and is now selling via its eCommerce website, its flagship product, recently renamed eCrypt Mobile Mail Privacy, encryption software for email on BlackBerry® smartphones; as of June 30, 2010, the Company had not earned any revenue from sales of eCrypt Mobile Mail Privacy. The Company is also in the process of preparing for the launch of the next generation version of eCrypt Mobile Mail Privacy, named eCrypt Pro Mobile Mail Privacy.

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

Additionally, the Company has begun prospecting for distribution alliance partners and affiliates, and will be seeking to formalize these relationships in the second or third quarter of the 2011 fiscal year.  Furthermore, eCrypt will pursue strategic engagements of individuals considered to be leading authorities in the field of cryptography for the purposes of seeking advice, testing software, and providing other relevant product-specific research and guidance.

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

2.

complete  development of an email encryption solution compatible with the iPhone;

3.

commence and complete BETA testing of an email solution compatible with the iPhone;

4.

commence distribution of an email encryption solution compatible with the iPhone, in accordance with all applicable import and export rules and regulations;

5.

commence development of email encryption solutions for other platforms

The foregoing business actions are goals of the Company.  There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended June 30, 2010. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operation for eCrypt Technologies, Inc. for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009.

Revenue

During the three months ended June 30, 2010, the Company had revenues of $434 as compared to revenues of $15,450 during the three months ended June 30, 2009, a decrease of $15,016, or approximately 97%. The decrease in revenue experienced by the Company was primarily attributable to the fact that the Company experienced a reduction in the revenue generated by its MCNS business operations; as previously noted, the Company has discontinued its MCNS business operations.

Operating Expenses

During the three months ended June 30, 2009, the Company had operating expenses of $352,602 as compared to operating expenses of $38,862 during the three months ended June 30, 2009, an increase of $313,740 or approximately 807%. The increase in operating expenses experienced by the Company was primarily attributable to the fact that the Company experienced an increase in advertisement and promotion expenses, general and administrative expenses, and professional fees.

Net Loss

The Company had a net loss of $(354,520) for the three months ended June 30, 2010, as compared to a net loss of $(23,906) for the three months ended June 30, 2009, a change of $330,614 or approximately 1,384%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating expenses during the three months ended June 30, 2010.

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

During the next twelve months, we plan to seek to generate the necessary capital to fund our business operations and complete our desired business activity through sales of our flagship product, eCrypt, and eCrypt Pro.  However, as of the period ended June 30, 2010, we have not generated any revenue through sales of eCrypt Mobile Mail Privacy.   If we are unable to generate the necessary capital through the sales of these products, we may conduct a private placement offering to seek to raise the necessary working capital to fund our business operations.   As identified below, during the period ended June 30, 2010 we completed a private placement offering to raise additional funds to fund our business operations.

As disclosed in a Form 8-K filed with the SEC on April 20, 2010, on April 19, 2010, the Company completed a private placement offering, pursuant to which the Company raised $400,000 through the sale of 952,381 Units at a purchase price of $.42 per Unit. Each Unit consisted of one share of common stock and three Warrants: i) one Warrant (“Warrant 1”) entitles the holder thereof to purchase up to a total of

952,381 shares of the Corporation’s common stock at a price of $0.42 per share at any time during the period of twenty-four (24) months from the date of closing of the offering; and ii) one Warrant (“Warrant 2”) entitles the holder thereof to purchase up to a total of 714,286 shares of the Company’s common stock at a price of $0.56 per share at any time during the period of twenty-four (24) months from the date of closing of the offering; and iii) one Warrant (“Warrant 3”) entitles the holder thereof to purchase up to a total of 3,809,524 units at purchase price of  $0.42 per unit at any time during the period of six (6) months from the date of closing of this offering. Each unit under Warrant 3 consists of one share of common stock and two warrants: one warrant entitles the holder thereof to purchase up to a total of 3,809,524 shares of common stock at a price of $0.42 per share at any time during the period of twenty-four (24) months from the date of purchase of the units under Warrant 3, and one warrant entitles the holder thereof to purchase up to a total of 2,857,142 shares of common stock at a price of $0.56 per share at any time during the period of twenty-four (24) months from the date of closing of the purchase of the units under Warrant 3.

The following discussion outlines the state of our liquidity and capital resources for the three month period ended June 30, 2010:

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of June 30, 2010, we have total current assets of $209,304 as compared to total current assets of $332,366 at March 31, 2010, a decrease of $123,062, or approximately 37%; and ii) as of June 30, 2010, we have total assets of $227,022, compared to total assets of $352,422 as of March 31, 2010, a decrease of $125,400, or approximately 36%.  The decrease in the Company’s total current assets and total assets from June 30, 2010 to March 31, 2010 was primarily attributable to the fact that the Company utilized available cash for operating expenses.

Cash  As of June 30, 2010, our unaudited balance sheet reflects that we have cash of $205,121, as compared  to $332,256 at March 31, 2010, a decrease of $127,135, or approximately 38%.  The decrease in the Company’s cash from June 30, 2010 to March 31, 2010 was primarily attributable to the fact that the Company utilized available cash for operating expenses.

Total Current Liabilities

Our unaudited balance sheet reflects that: i) as of June 30, 2010, we have total current liabilities of $251,168, as compared to total current liabilities of $22,048 at March 31, 2010, an increase of $229,120, or approximately 1,039%; and ii) as of June 30, 2010, we have total liabilities of $251,168, as compared to total liabilities of $22,048 at March 31, 2010, an increase of $229,120, or approximately 1,039%.  The increase in the Company’s total current liabilities and total liabilities from June 30, 2010 to March 31, 2010 was primarily attributable to an increase in accounts payable and accrued liabilities, and the fact that the Company obtained a $215,000 loan from a related party due May 18, 2012 and bearing interest at 10% per annum compounded annually.

Cash Flow for the Company for the Three Month Period Ended June 30, 2010 as Compared to the Three Month Period Ended June 30, 2009

Operating Activities During the three month period ended June 30, 2010, the net cash used by the Company in operating activities was $(342,135) as compared to net cash used in operating activities of $(33,237) during the three month period ended June 30, 2009, a change of $308,898.  The increase in our net cash used in operating activities was primarily attributable to an increase in net loss and accounts payable and accrued liabilities.

Financing Activities During the three month period ended June 30, 2010, the net cash provided by financing activities was $215,000 as compared to net cash provided by financing activities of $(4,875) during the three month period ended June 30, 2009, an increase of $219,875, or approximately 4,510%. The change in net cash provided by financing activities was primarily attributable to the fact that the Company received cash via a loan from a related party, due May 18, 2012 and bearing interest at 10% per annum compounded annually.

Investing Activities During the three month period ended June 30, 2010, the net cash used in investing activities was $nil as compared to net cash used in investing activities of $nil during the three month period ended June 30, 2009. There was no change in net cash used in investing between the three month period ended June 30, 2010 and the three month period ended June 30, 2009.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 4T.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

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

Changes in Internal Control over Financial Reporting

There was no significant change in the Company's internal control over financial reporting during the period ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(REMOVED AND RESERVED).

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

Date: August 16, 2010