Form 10-Q
period 2010-09-30
eCrypt Technologies, Inc.
filed 2010-11-19
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 14, 2010, the Company had 134,511,052 shares issued and outstanding.

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2010

eCrypt Technologies, Inc.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$ 119,148	$ 332,256
Prepaid expenses	2,694	110
TOTAL CURRENT ASSETS	121,842	332,366

Property and equipment, net	15,400	20,056

TOTAL ASSETS	$ 137,242	$ 352,422

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 23,750	$ 22,048
Accrued interest, related party	8,069	-
Loan-related party	215,000	-
TOTAL CURRENT LIABILITIES	246,819	22,048

TOTAL LIABILITIES	246,819	22,048

STOCKHOLDERS' EQUITY(DEFICIT)
Preferred stock (10,000,000 Shares Authorized; No Par Value
0 and 0 shares issued and outstanding as at September 30, 2010 and March 31, 2010)	-	-
Common stock (500,000,000 Shares Authorized; No Par Value
134,511,052 and 133,558,671 shares issued and outstanding as at September 30, 2010 and March 31, 2010)	639,470	239,470
Subscription payable	-	400,000
Deficit accumulated during the development stage	(749,047)	(309,096)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(109,577)	330,374

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$ 137,242	$ 352,422

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009	Cumulative amount from Inception (April 19, 2007) to September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Sales	$ 436	$ 12,143	$ 870	$ 27,594	$ 93,293

OPERATING EXPENSES
Amortization and depreciation	2,318	4,804	4,656	9,582	49,152
Advertisement and promotion	18,691	4,419	274,342	4,544	303,516
General and administrative	43,705	25,160	124,196	50,826	321,262
Professional fees	15,427	23,539	29,549	31,831	152,097
TOTAL OPERATING EXPENSES	80,141	57,922	432,743	96,783	826,027

OPERATING LOSS	(79,705)	(45,779)	(431,873)	(69,189)	(732,734)

OTHER INCOME (EXPENSES)
Interest income	69	189	663	635	3,039
Gain on sale of fixed assets	-	-	-	-	600
Interest expenses	(5,795)	(1,552)	(8,741)	(2,494)	(19,952)
TOTAL OTHER INCOME (EXPENSES)	(5,726)	(1,363)	(8,078)	(1,859)	(16,313)

NET LOSS	$ (85,431)	$ (47,142)	$ (439,951)	$ (71,048)	$ (749,047)

Loss per share
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	134,511,052	133,518,216	134,485,172	133,518,216

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from Inception (April 19, 2007) to September 30, 2010

					Stock	Retained	Total
	Preferred Shares		Common Shares		Subscriptions	Earnings	Stockholders'
	Number	Amount	Number	Amount	Payable	(Deficit)	Equity (Deficit)

Balance at April 19, 2007 (Date of Inception)	-	$ -	-	$ -	$ -	$ -	$ -
Shares issued for cash	-	-	116,015,968	55,130	-	-	55,130
Net loss for the period	-	-	-	-	-	(32,505)	(32,505)

Balance March 31, 2008	-	-	116,015,968	55,130	-	(32,505)	22,625

Stock subscriptions	-	-	-	-	4,875	-	4,875
Shares issued for cash	-	-	17,502,248	151,572	-	-	151,572
Net loss for the period	-	-	-	-	-	(92,111)	(92,111)

Balance March 31, 2009	-	-	133,518,216	206,702	4,875	(124,616)	86,961

Stock cancelled					(4,875)		(4,875)
Stock subscriptions	-	-	-	-	400,000	-	400,000
Shares issued in settlement of convertible debenture	-	-	40,455	32,768	-	-	32,768
Net loss for the period	-	-	-	-	-	(184,480)	(184,480)

Balance March 31, 2010	-	-	133,558,671	239,470	400,000	(309,096)	330,374

Shares issued for cash	-	-	952,381	400,000	(400,000)	-	-
Net loss for the period	-	-	-	-	-	(439,951)	(439,951)

Balance September 30, 2010 (unaudited)	-	$ -	134,511,052	$ 639,470	$ -	$ (749,047)	$ (109,577)

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
	September 30, 2010	September 30, 2009	Cumulative amount from Inception (April 19, 2007) to September 30, 2010
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (439,951)	$ (71,048)	$ (749,047)
Adjustments for non-cash items:
Depreciation and amortization	4,656	9,582	49,152
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,702	(2,011)	23,750
Accrued interest on loans-related party	8,069	2,153	17,039
Deferred revenue	-	(15,450)	-
Prepaid expenses	(2,584)	2,153	(2,694)
NET CASH USED IN OPERATING ACTIVITIES	(428,108)	(74,621)	(661,800)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	-	(10,000)
Computer equipment	-	-	(11,526)
Computer software	-	-	(14,446)
Equipment	-	-	(28,582)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(64,554)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance	-	-	606,702
Stock subscriptions	-	(4,875)	-
Proceeds from loan-related party	215,000	-	238,800
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	215,000	(4,875)	845,502

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(213,108)	(79,496)	119,148

CASH AND CASH EQUIVALENTS
Beginning of year	332,256	95,994	-

End of year	$ 119,148	$ 16,498	$ 119,148

Supplemental disclosures of cash flow information:
Shares issued in settlement of convertible note	$ -	$ -	$ 32,768
Common stock issued to satisfy common stock payable	$ (400,000)	$ -	$ (400,000)

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows presented herein have been included in the financial statements.  Operating results for the six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. The financial statements should be read in conjunction with the Form 10-K for the year ended March 31, 2010 of the Company.

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

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, highly liquid short-term investments, accounts payable, accrued liabilities and stockholder loans.  The Company does not hold or issue financial instruments for trading purposes and does not hold any derivative financial instruments.

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.

Significant Accounting Policies (cont’d)

	Six months ended September 30, 2010	Six months ended September 30, 2009

Table of Contents

Net Loss Weighted-average number of shares outstanding Basic Loss per share Basic Net Loss	$ (439,951)	$ (71,048)
Weighted-average number of shares outstanding
Basic	134,485,172	133,518,216
Loss per share
Basic	(0.00)	(0.00)

3.

 Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4.

Property and Equipment

The components of the Company’s equipment are presented below:

		September 30, 2010	September 30, 2010	March 31, 2010
		Accumulated
	Cost	Depreciation	Net	Net

Computer equipment	$9,812	$8,336	$1,476	$2,935
Computer software	14,445	14,145	300	631
Equipment	28,581	14,957	13,624	16,490

Total	$52,838	$37,438	$15,400	$20,056

Depreciation expense for the three and six months ended September 30, 2010 and 2009 was $2,318 and $2,090 and $4,656 and $6,867, respectively.

Intangibles

The components of the Company’s license are presented below:

		September 30, 2010	September 30, 2010	March 31, 2010
		Accumulated
	Cost	Amortization	Net	Net

License	$10,000	$10,000	$ -	$ -

	$10,000	$10,000	$ -	$ -

Amortization expense for the three and six months ended September 30, 2010 and 2009, were $0 and $0 and $833 and $1,666, respectively.  As at September 23, 2009 the Licenses with Certicom were cancelled by reason of the acquisition of Certicom Corp by Research in Motion.  Pursuant to the new program terms, these Licenses are now being provided to BlackBerry Alliance members free of charge.  The Company renewed its BlackBerry Alliance membership with Research in Motion on February 3, 2010.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

5.

Stockholders’ Equity (Deficit)

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

During the year ended March 31, 2010, the Company effected the following stock transactions:

The Company issued a total of 40,455 shares of the Company’s no par value common stock at a conversion rate of $0.81 per share in full and final settlement of a convertible debenture dated July 2, 2007.  The shares were issued on March 30, 2010 for a total of $32,768.  The loan consisted of principal of $23,800 and interest of $8,968.  See Note 7.

During the six months ended September 30, 2010, the Company effected the following stock transactions:

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

Stockholders’ Equity (Deficit) (cont’d)

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

On April 22, 2010, the Company issued 952,381 shares of common stock, and three (3) warrants for a total value of $400,000, per the private placement agreement explained above.

6.

Stock Subscriptions

The Company issued private placement subscription agreements. The total amount of common shares subscribed for cash at September 30, 2010 and March 31, 2010 was $0 and $400,000, respectively.

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

On March 15, 2010, the Company authorized the issuance of 40,455 common shares for the share price of $0.81 per share for a convertible debenture dated July 2, 2007.  The shares were issued on March 30, 2010 for $32,768 and the conversion of the debenture.  The loans face value was $23,800 and accrued interest was $8,968.

8.

Note Payable-Related Party

The Company acquired on May 18, 2010 a $215,000 unsecured note payable from a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on May 18, 2012.

9.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $18,691 and $4,419 and $274,342 and $4,544 of advertising expense during the three and six months ended September 30, 2010 and 2009, respectively.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Overview & Plan of Operation -

eCrypt Technologies, Inc. was incorporated in the State of Colorado on April 19, 2007.  The Company provides encryption software which secures the transmission of, storage of, and access to digital information. Currently the Company is a development stage Company.

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

Currently, eCrypt develops and sells device-based encryption and security software for Personal Digital Assistants (“PDAs”), wireless handheld devices, laptop and desktop computers, pocket computers, cellular phones, smartphones, and other file storage devices. The Company has developed, and is now selling via its eCommerce website, its flagship product, recently renamed eCrypt Mobile Mail Privacy, encryption software for email on BlackBerry® smartphones. As of September 30, 2010, the Company had not earned any revenue from sales of eCrypt Mobile Mail Privacy. The Company is also in the process of preparing for the launch of the next generation version of eCrypt Mobile Mail Privacy, named eCrypt Pro Mobile Mail Privacy.

Additionally, the Company is currently in the process of developing a device agnostic email encryption solution which will be compatible with all internet enabled devices able to browse the internet, including PDAs, smartphones, laptops and desktop computers.

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

Over the next twelve (12) months, eCrypt will continue developing new products and existing product enhancements and strengthening strategic alliances. In particular, eCrypt plans to launch the second generation version of it’s flagship product eCrypt Mobile Mail Privacy email encryption software for BlackBerry® smartphones, complete development and testing of, and release, its device agnostic solution, and commence development of additional language support for both versions of eCrypt Mobile Mail Privacy.

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

2.

complete development of an email encryption solution compatible with the iPhone and all other internet enabled devices able to browse the internet;

3.

commence and complete BETA testing of an email solution compatible with the iPhone and all other internet enabled devices able to brose the internet;

4.

commence distribution of an email encryption solution compatible with the iPhone and all other internet enabled devices able to browse the internet, in accordance with all applicable import and export rules and regulations;

5.

commence development of additional language support for all versions of eCrypt Mobile Mail Privacy, and eCrypt Pro Mobile Mail Privacy; and

6.

commence development of additional features for the device agnostic solution

The foregoing business actions are goals of the Company.  There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended September 30, 2010. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operation for eCrypt Technologies, Inc. for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009.

Revenue

During the three months ended September 30, 2010, the Company had revenues of $436 as compared to revenues of $12,143 during the three months ended September 30, 2009, a decrease of $11,707, or approximately 96.41%. The decrease in revenue experienced by the Company was primarily attributable to the fact that the Company discontinued offering MCNS and IT Consulting services as part of its business operations.

Operating Expenses

During the three months ended September 30, 2009, the Company had operating expenses of $80,141 as compared to operating expenses of $57,922 during the three months ended September 30, 2009, an increase of $22,219 or approximately 38.36%. The increase in operating expenses experienced by the Company was primarily attributable to the fact that the Company experienced an increase in advertisement and promotion expenses, and general and administrative expenses.

Net Loss

The Company had a net loss of $(85,431) for the three months ended September 30, 2010, as compared to a net loss of $(47,142) for the three months ended September 30, 2009, a change of $38,289 or approximately 81.22%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating expenses during the three months ended September 30, 2010.

Results of Operation for eCrypt Technologies, Inc. for the Six Months Ended September 30, 2010 Compared to the Six Months Ended September 30, 2009.

Revenue

During the six months ended September 30, 2010, the Company had revenues of $870 as compared to revenues of $27,594 during the six months ended September 30, 2009, a decrease of $26,724, or approximately 96.85%. The decrease in revenue experienced by the Company was primarily attributable to the fact that the Company has discontinued offering MCNS and IT Consulting services as part of its business operations.

Operating Expenses

During the six months ended September 30, 2010, the Company had operating expenses of $432,742 as compared to operating expenses of $96,783 during the six months ended September 30, 2009, an increase of $335,959 or approximately 347.13%. The increase in operating expenses experienced by the Company was primarily attributable to the fact that the Company experienced an increase in advertisement and promotion expenses, and general and administrative expenses.

Net Loss

The Company had a net loss of $(439,951) for the six months ended September 30, 2010, as compared to a net loss of $(71,048) for the six months ended September 30, 2009, a change of $368,903 or approximately 519.23%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating expenses during the six months ended September 30, 2010.

Liquidity and Capital Resources

Currently, we have limited operating capital.  The Company anticipates that it will require approximately $4,540,000 of working capital to complete all of its desired business activity during the next twelve months.  Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and, to date, the revenues generated from our business operations have not been sufficient to fund our operations or planned growth.  As noted above, we will likely require additional capital to continue to operate our business, and to further expand our business.   We may be unable to obtain the additional capital required.   Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

During the next twelve months, we plan to seek to generate the necessary capital to fund our business operations and complete our desired business activity through sales of our flagship product, eCrypt, and eCrypt Pro.  However, as of the period ended September 30, 2010, we have not generated any revenue through sales of eCrypt Mobile Mail Privacy.   If we are unable to generate the necessary capital through the sales of these products, we may conduct a private placement offering to seek to raise the necessary working capital to fund our business operations.

The following discussion outlines the state of our liquidity and capital resources as of September 30, 2010:

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of September 30, 2010, we have total current assets of $121,842 as compared to total current assets of $332,366 at March 31, 2010, a decrease of $210,524, or approximately 63.34%; and ii) as of September 30, 2010, we have total assets of $137,242, compared to total assets of $352,422 as of March 31, 2010, a decrease of $215,180, or approximately 61.06%.  The decrease in the Company’s total current assets and total assets from September 30, 2010 to March 31, 2010 was primarily attributable to the fact that the Company utilized available cash for operating expenses.

Cash  As of September 30, 2010, our unaudited balance sheet reflects that we have cash of $119,148, as compared  to $332,256 at March 31, 2010, a decrease of $213,108, or approximately 64.14%.  The decrease in the Company’s cash from September 30, 2010 to March 31, 2010 was primarily attributable to the fact that the Company utilized available cash for operating expenses.

Total Current Liabilities

Our unaudited balance sheet reflects that: i) as of September 30, 2010, we have total current liabilities of $246,819, as compared to total current liabilities of $22,048 at March 31, 2010, an increase of $224,771, or approximately 1,019.46%; and ii) as of September 30, 2010, we have total liabilities of $246,819, as compared to total liabilities of $22,048 at March 31, 2010, an increase of $224,771, or approximately 1,019.46%.  The increase in the Company’s total current liabilities and total liabilities from September 30, 2010 to March 31, 2010 was primarily attributable to the fact that the Company received a loan from a related party.

Cash Flow for the Company for the Six Month Period Ended September 30, 2010 as Compared to the Six Month Period Ended September 30, 2009

Operating Activities During the six month period ended September 30, 2010, the net cash used by the Company in operating activities was $(428,108) as compared to net cash used in operating activities of $(74,621) during the six month period ended September 30, 2009, a change of $353,487.  The increase in our net cash used in operating activities was primarily attributable to an increase in net loss and interest on loan due to a related party.

Financing Activities During the six month period ended September 30, 2010, the net cash provided by financing activities was $215,000 as compared to net cash used by financing activities of $(4,875) during the six month period ended September 30, 2009, an increase of $219,875, or approximately 4,510.26%. The change in net cash provided by financing activities was primarily attributable to the fact that the Company received cash via a loan from a related party, due May 18, 2012 and bearing interest at 10% per annum compounded annually.

Investing Activities During the six month period ended September 30, 2010, the net cash used in investing activities was $nil as compared to net cash used in investing activities of $nil during the six month period ended September 30, 2009. There was no change in net cash used in investing between the six month period ended September 30, 2010 and the six month period ended September 30, 2009.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 4.

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

Changes in Internal Control over Financial Reporting

There was no significant change in the Company's internal control over financial reporting during the period ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: November 19, 2010