Form 10-Q
period 2010-12-31
eCrypt Technologies, Inc.
filed 2011-02-16
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 15, 2010, the Company had 135,661,052 shares issued and outstanding.

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2010

eCrypt Technologies, Inc.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$ 28,903	$ 332,256
Prepaid expenses	1,998	110
TOTAL CURRENT ASSETS	30,901	332,366

Property and equipment, net	13,434	20,056

TOTAL ASSETS	$ 44,335	$ 352,422

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 21,511	$ 22,048
Accrued interest related party	13,738	-
Loan-related party	215,000	-
TOTAL CURRENT LIABILITIES	250,249	22,048

TOTAL LIABILITIES	250,249	22,048

STOCKHOLDERS' EQUITY(DEFICIT)
Preferred stock (10,000,000 Shares Authorized; No Par Value
0 and 0 shares issued and outstanding as at December 31, 2010 and March 31, 2010)	-	-
Common stock (500,000,000 Shares Authorized; No Par Value
134,511,052 and 133,558,671 shares issued and outstanding as at December 31, 2010 and March 31, 2010)	639,470	239,470
Stock subscriptions payable	-	400,000
Deficit accumulated during the development stage	(845,384)	(309,096)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(205,914)	330,374

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$ 44,335	$ 352,422

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Nine Months Ended December 31, 2010	Nine Months Ended December 31, 2009	Cumulative amount from Inception (April 19, 2007) to December 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Sales	$ 126	$ 4,503	$ 996	$ 32,097	$ 93,419

OPERATING EXPENSES
Amortization and depreciation	1,966	3,455	6,622	13,037	51,119
Advertisement and promotion	33,428	-	307,770	4,544	336,944
General and administrative	47,223	27,766	171,419	78,592	368,484
Professional fees	7,896	26,809	37,445	58,640	159,993
TOTAL OPERATING EXPENSES	90,513	58,030	523,256	154,813	916,540

OPERATING LOSS	(90,387)	(53,527)	(522,260)	(122,716)	(823,121)

OTHER INCOME (EXPENSES)
Interest income	20	31	683	666	3,059
Gain on sale of fixed assets	-	-	-	-	600
Interest expenses	(5,970)	(1,064)	(14,711)	(3,557)	(25,922)
TOTAL OTHER INCOME (EXPENSES)	(5,950)	(1,033)	(14,028)	(2,891)	(22,263)

NET LOSS	$ (96,337)	$ (54,560)	$ (536,288)	$ (125,607)	$ (845,384)

Loss per share
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	134,511,052	133,518,216	134,497,199	133,518,216

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from Inception (April 19, 2007) to December 31, 2010

	Preferred		Common		Stock	Retained	Total
	Shares		Shares		Subscriptions	Earnings	Stockholders'
	Number	Amount	Number	Amount	Payable	(Deficit)	Equity/(Deficit)

Balance at April 19, 2007 (Date of Inception)	-	$ -	-	$ -	$ -	$ -	$ -
Shares issued for cash	-	-	116,015,968	55,130	-	-	55,130
Net loss for the period	-	-	-	-	-	(32,505)	(32,505)

Balance March 31, 2008	-	-	116,015,968	55,130	-	(32,505)	22,625

Stock subscriptions	-	-	-	-	4,875	-	4,875
Shares issued for cash	-	-	17,502,248	151,572	-	-	151,572
Net loss for the period	-	-	-	-	-	(92,111)	(92,111)

Balance March 31, 2009	-	-	133,518,216	206,702	4,875	(124,616)	86,961

Stock cancelled					(4,875)		(4,875)
Stock subscriptions	-	-	-	-	400,000	-	400,000
Shares issued in settlement of convertible debenture	-	-	40,455	32,768	-	-	32,768
Net loss for the period	-	-	-	-	-	(184,480)	(184,480)

Balance March 31, 2010	-	-	133,558,671	239,470	400,000	(309,096)	330,374

Shares issued related to stock subscriptions	-	-	952,381	400,000	(400,000)	-	-
Net loss for the period	-	-	-	-	-	(536,288)	(536,288)

Balance December 31, 2010 (unaudited)	-	$ -	134,511,052	639,470	-	(845,384)	(205,914)

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	December 31, 2010	December 31, 2009	Cumulative amount from Inception (April 19, 2007) to December 31, 2010
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(536,288)	$(125,607)	$(845,384)
Adjustments for non-cash items:
Depreciation and amortization	6,622	13,037	51,119
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(537)	12,584	21,511
Accrued interest on loans-related party	13,738	3,104	22,707
Deferred revenue	-	(15,450)	-
Prepaid expenses	(1,888)	2,590	(1,998)
NET CASH USED IN OPERATING ACTIVITIES	(518,353)	(109,742)	(752,045)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	-	(10,000)
Computer equipment	-	(2,338)	(11,526)
Computer software	-	-	(14,446)
Equipment	-	-	(28,582)
NET CASH USED IN INVESTING ACTIVITIES	-	(2,338)	(64,554)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance	-	-	606,702
Stock subscriptions	-	(4,875)	-
Proceeds from loan-related party	215,000	30,000	238,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	215,000	25,125	845,502

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(303,353)	(86,955)	28,903

CASH AND CASH EQUIVALENTS
Beginning of year	332,256	95,994	-

End of year	$ 28,903	$ 9,039	$ 28,903

Supplemental disclosures of cash flow information:

Shares issued in settlement of convertible note	$ -	$ -	$ 32,768
Common stock issued to satisfy stock subscriptions payable	$ (400,000)	$ -	$ (400,000)

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2010 and the results of operations and cash flows presented herein have been included in the financial statements.  Operating results for the nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. The financial statements should be read in conjunction with the Form 10-K for the year ended March 31, 2010 of the Company filed on July 13, 2010.

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.

Significant Accounting Policies (cont’d)

	Nine months ended December 31, 2010	Nine months ended December 31, 2009
Net Loss	$ (536,288)	$ (125,607)
Weighted-average number of shares outstanding
Basic	134,497,199	133,518,216
Loss per share
Basic	(0.00)	(0.00)

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

4.

Property and Equipment

The components of the Company’s equipment are presented below:

		December 31, 2010	December 31, 2010	March 31, 2010
		Accumulated
	Cost	Depreciation	Net	Net

Computer equipment	$9,812	$8,694	$1,118	$2,935
Computer software	14,445	14,312	133	631
Equipment	28,581	16,398	12,183	16,490

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Total	$52,838	$39,404	$13,434	$20,056

Depreciation expense for the three and nine months ended December 31, 2010 and 2009 was $1,966 and $6,622 and $2,610 and $10,526, respectively.

Intangibles

The components of the Company’s license are presented below:

		December 31, 2010	December 31, 2010	March 31, 2010
		Accumulated
	Cost	Amortization	Net	Net

License	$10,000	$10,000	$ -	$ -

	$10,000	$10,000	$ -	$ -

Amortization expense for the three and nine months ended December 31, 2010 and 2009, were $0 and $0 and $845 and $2,511, respectively.  As at September 23, 2009 the Licenses with Certicom were cancelled by reason of the acquisition of Certicom Corp by Research in Motion.  Pursuant to the new program terms, these Licenses are now being provided to BlackBerry Alliance members free of charge.  The Company renewed its BlackBerry Alliance membership with Research in Motion on February 3, 2010.

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

On November 12, 2009, the Board of Directors of the Company consented to and approved a four-for-one forward split of the Company’s 33,379,554 issued and outstanding shares of common stock.  Pursuant to Rule 10b-17, the Forward Split became effective 10 days following the submission of the required notification forms to FINRA, on November 24, 2009.  On the effective date, the Company’s transfer agent issued and mailed to the eligible shareholders of record, three additional shares of common stock for

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

5.

Stockholders’ Equity (Deficit) continued

each share of common stock held by the shareholder.  The forward split resulted in the increase in the number of shares of the Company’s common stock issued and outstanding to 133,518,216 while keeping the number of authorized shares the same.

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

During the nine months ended December 31, 2010, the Company effected the following stock transactions:

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

6.

Stock Subscriptions

The Company issued private placement subscription agreements. The total amount of common shares subscribed for cash at December 31, 2010 and March 31, 2010 was $0 and $400,000, respectively,  See Note 5.

7.

Convertible Loan-Related Party

On July 02, 2007, the Company issued a convertible debenture with a face value totaling $23,800. This loan, or any portion, is convertible at any time until paid in full at a rate of 1 common share per $0.001 of the debt converted.  The loan bears interest at an annual rate of 12% percent compounded monthly. In accordance with ASC Topic 470 -20 the intrinsic value of the beneficial conversion feature has been recorded and valued at $0.  Some terms were amended on September 9, 2009 but the conversion price

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7.

Convertible Loan-Related Party continued

remained the same.  The conversion terms were amended on February 26, 2010 to reflect the new conversion price of $0.81 per common stock, and adding that interest is also convertible.

On March 15, 2010, the Company authorized the issuance of 40,455 common shares for the share price of $0.81 per share for a convertible debenture dated July 2, 2007.  The shares were issued on March 30, 2010 for $32,768 and the conversion of the debenture.  The loans face value was $23,800 and accrued interest was $8,968.

8.

Note Payable-Related Party

The Company acquired on May 18, 2010 a $215,000 unsecured note payable from a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on May 18, 2012.  As of December 31, 2010, $13,738 of interest has been recorded and reflected in the account accrued interest related-party.

9.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $33,428 and $307,770 and $0 and $4,544 of advertising expense during the three and nine months ended December 31, 2010 and 2009.

10.

Subsequent Events

On February 9, 2011 the Company appointed Mr. Wayne Curtis Weldon as Chairman of the Board of Directors.  As compensation the Company has issued on February 9, 2011, 1,000,000 restricted shares of common stock subject to the terms and conditions of a Restricted Shares Agreement, a copy of which was filed as Exhibit 10.7 to the Form 8-K filed on February 9, 2011.

On February 15, 2011 the Company appointed Mr. Jay Cohen as Director of the Company.  As compensation the Company has issued on February 15, 2011 150,000 restricted shares of common stock subject to the terms and conditions of a Restricted Shares Agreement, a copy of which was filed as Exhibit 10.8 to the Form 8-K filed on February 15, 2011.

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

eCrypt’s primary business focus is on information security solutions which assist individuals and entities in securely transmitting, storing, and accessing information.  The Company’s business operations are oriented around the development and sale of encryption solutions.  To date the Company has earned limited revenue. The Company believes the majority of its revenues will be derived from software sales, both pre-packaged software and custom developed software, and service subscriptions.  Initially, the Company’s business operations were also focused on the provision of Managed Communication Network Services (“MCNS”) and Information Technology (“IT”) consulting services.  However, due to the lack of demand for these services, the Company has discontinued offering MCNS and IT consulting services as part of its business operations.

Currently, eCrypt develops and sells device-based encryption and security software for Personal Digital Assistants (“PDAs”), wireless handheld devices, laptop and desktop computers, pocket computers, cellular phones, smartphones, and other file storage devices. The Company has developed, and is now selling via its eCommerce website, its flagship product, recently renamed eCrypt Mobile Mail Privacy, encryption software for email on BlackBerry® smartphones. As of December 31, 2010, the Company had not earned any revenue from sales of eCrypt Mobile Mail Privacy. The Company is also in the process of developing the next generation version of eCrypt Mobile Mail Privacy, named eCrypt Pro Mobile Mail Privacy.

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

Over the next twelve (12) months, eCrypt will continue developing new products and existing product enhancements and strengthening strategic alliances. In particular, eCrypt plans to complete development and testing of, and release, its device agnostic solution.

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

2.

commence and complete ALPHA testing of an email solution compatible with the iPhone and all other internet enabled devices able to browse the internet;

3.

commence and complete BETA testing of an email solution compatible with the iPhone and all other internet enabled devices able to browse the internet;

4.

commence distribution of an email encryption solution compatible with the iPhone and all other internet enabled devices able to browse the internet, in accordance with all applicable import and export rules and regulations; and

5.

commence development of additional features and service for the device agnostic solution.

The foregoing business actions are goals of the Company.  There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended December 31, 2010. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operation for eCrypt Technologies, Inc. for the Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009.

Revenue

During the three months ended December 31, 2010, the Company had revenues of $126 as compared to revenues of $4,503 during the three months ended December 31, 2009, a decrease of $4,377, or approximately 97%. The decrease in revenue experienced by the Company was primarily attributable to the fact that the Company discontinued offering MCNS and IT Consulting services as part of its business operations.

Operating Expenses

During the three months ended December 31, 2010, the Company had operating expenses of $90,513 as compared to operating expenses of $58,030 during the three months ended December 31, 2009, an increase of $32,483 or approximately 55.98%. The increase in operating expenses experienced by the Company was primarily attributable to the fact that the Company experienced an increase in advertisement and promotion expenses, and general and administrative expenses.

Net Loss

The Company had a net loss of $(96,337) for the three months ended December 31, 2010, as compared to a net loss of $(54,560) for the three months ended December 31, 2009, a change of $41,777 or approximately 76.57%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating expenses during the three months ended December 31, 2010.

Results of Operation for eCrypt Technologies, Inc. for the Nine Months Ended December 31, 2010 Compared to the Nine Months Ended December 31, 2009.

Revenue

During the nine months ended December 31, 2010, the Company had revenues of $996 as compared to revenues of $32,097 during the nine months ended December 31, 2009, a decrease of $31,101, or approximately 96.9%. The decrease in revenue experienced by the Company was primarily attributable to the fact that the Company has discontinued offering MCNS and IT Consulting services as part of its business operations.

Operating Expenses

During the nine months ended December 31, 2010, the Company had operating expenses of $523,256 as compared to operating expenses of $154,813 during the nine months ended December 31, 2009, an increase of $368,443 or approximately 237.99%. The increase in operating expenses experienced by the Company was primarily attributable to the fact that the Company experienced an increase in advertisement and promotion expenses, and general and administrative expenses.

Net Loss

The Company had a net loss of $(536,288) for the nine months ended December 31, 2010, as compared to a net loss of $(125,607) for the nine months ended December 31, 2009, a change of $410,681 or approximately 326.96%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating expenses during the nine months ended December 31, 2010.

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

During the next twelve months, we plan to seek to generate the necessary capital to fund our business operations and complete our desired business activity through sales of our flagship product, eCrypt, and subscriptions of our device agnostic encryption solution.  However, as of the period ended December 31, 2010, we have not generated any revenue through sales of eCrypt Mobile Mail Privacy.   If we are unable to generate the necessary capital through the sales of these products, we may conduct a private placement offering to seek to raise the necessary working capital to fund our business operations.

The following discussion outlines the state of our liquidity and capital resources as of December 31, 2010:

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of December 31, 2010, we have total current assets of $30,901 as compared to total current assets of $332,366 at March 31, 2010, a decrease of $301,465, or approximately 90.7%; and ii) as of December 31, 2010, we have total assets of $44,335, compared to total assets of $352,422 as of March 31, 2010, a decrease of $308,087, or approximately 87.42%.  The decrease in the Company’s total current assets and total assets from December 31, 2010 to March 31, 2010 was primarily attributable to the fact that the Company utilized available cash for operating expenses.

Cash: As of December 31, 2010, our unaudited balance sheet reflects that we have cash of $28,903, as compared  to $332,256 at March 31, 2010, a decrease of $303,353, or approximately 91.3%.  The decrease in the Company’s cash from December 31, 2010 to March 31, 2010 was primarily attributable to the fact that the Company utilized available cash for operating expenses.

Total Current Liabilities

Our unaudited balance sheet reflects that: i) as of December 31, 2010, we have total current liabilities of $250,249, as compared to total current liabilities of $22,048 at March 31, 2010, an increase of $228,201, or approximately 1,035.02%; and ii) as of December 31, 2010, we have total liabilities of $250,249, as compared to total liabilities of $22,048 at March 31, 2010, an increase of $228,201, or approximately 1,035.02%.  The increase in the Company’s total current liabilities and total liabilities from December 31, 2010 to March 31, 2010 was primarily attributable to the fact that the Company received a loan from a related party.

Cash Flow for the Company for the Nine Month Period Ended December 31, 2010 as Compared to the Nine Month Period Ended December 31, 2009

Operating Activities During the nine month period ended December 31, 2010, the net cash used by the Company in operating activities was $(518,353) as compared to net cash used in operating activities of $(109,742) during the nine month period ended December 31, 2009, a change of $408,611 or approximately 372.33%.  The increase in our net cash used in operating activities was primarily attributable to an increase in net loss and interest on loan due to a related party.

Financing Activities During the nine month period ended December 31, 2010, the net cash provided by financing activities was $215,000 as compared to net cash used by financing activities of $25,125 during the nine month period ended December 31, 2009, an increase of $189,875, or approximately 755.72%. The change in net cash provided by financing activities was primarily attributable to the fact that the Company received cash via a loan from a related party, due May 18, 2012 and bearing interest at 10% per annum compounded annually.

Investing Activities During the nine month period ended December 31, 2010, the net cash used in investing activities was $nil as compared to net cash used in investing activities of $(2,338) during the nine month period ended December 31, 2009, a  decrease of $2,338, or 100%. The change in net cash used in investing activities from the nine month period ended December 31, 2010 and the nine month period ended December 31, 2009 was primarily attributable to a decrease in computer equipment.

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

Our principal officers also concluded that disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to management including our principal officers to allow timely decisions regarding timely disclosures.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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