Form 10-K
period 2011-03-31
eCrypt Technologies, Inc.
filed 2011-07-01
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2011

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

eCrypt Technologies, Inc.

 (Exact name of registrant as specified in its charter)

Colorado	000-53489	32-0201472
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
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

As of June 22, 2011, the Company had 134,798,552 shares issued and outstanding.

PART I

ITEM 1.

BUSINESS.

Overview

eCrypt Technologies, Inc., a Colorado corporation (hereinafter “we,” “us,” “eCrypt,” the “Company,” or the “Registrant"), was incorporated in the State of Colorado, on April 19, 2007.  The Company provides encryption services and software which secures the transmission of, storage of, and access to digital information.  The Company is currently a development stage Company.

Principal Products

eCrypt’s primary business focus is on information security solutions which assist individuals and entities in securely transmitting, storing, and accessing information.  The Company’s business operations are oriented around the development and sale of encryption software and services.  To date the Company has earned limited revenue. The Company believes the majority of its revenues will be derived from service subscriptions of both pre-packaged solutions and custom developed solutions for data encryption.  Initially, the Company’s business operations were also focused on the provision of Managed Communication Network Services (“MCNS”) and Information Technology (“IT”) consulting services.  However, due to the lack of demand for these services, the Company has discontinued offering MCNS and IT consulting services as part of its business operations.

Currently, eCrypt develops and sells device-based encryption and security software and web-based encryption services for Personal Digital Assistants (“PDAs”), wireless handheld devices, laptop and desktop computers, pocket computers, cellular phones, smartphones, and other file storage devices. The Company has developed, and is now selling via its eCommerce website, its first product to market, recently renamed eCrypt One on One, encryption software for email on BlackBerry® smartphones; as of March 31, 2011, the Company had earned limited revenue from sales of eCrypt One on One. The Company is also currently in the beta phase of its web-based solution, eCrypt.me, a secure email, and file storage service.

eCrypt is also developing and plans to sell device-based and web-based encryption and security software which protects email, Short Message Service (“SMS”), peer-to-peer (“P2P”), PIN-to-PIN, Instant Messaging (“IM”), Multimedia Message Service (“MMS”), and voice communications for users on such devices and mobile devices.  Additionally, eCrypt is developing and plans to sell device-based secure access interfaces which allow users to conduct financial activities on mobile devices, as well as secure access User Interfaces (“UIs”) for mobile devices.  eCrypt has the ability to customize its device-based and web-based encryption and security solutions, as well as its secure access UIs, for the purpose of securely storing, communicating and accessing information. In addition to the device-based and web-based solutions, eCrypt is also developing and plans to sell appliance-based encryption solutions for securing email and the storage of and access to files stored on servers.

Growth and Development

In furtherance of the Company’s business operations, as discussed in more detail below, the Company entered into an OEM License Agreement with Certicom Corp. for the development of eCrypt One on One, and entered into and subsequently renewed a BlackBerry® ISV (Independent Software Vendor) Alliance Agreement with Research In Motion (“RIM”).

Certicom OEM

Effective January 31, 2008, eCrypt entered into an OEM License Agreement (the “OEM License Agreement”) with Certicom Corp., a cryptography company specializing in public key infrastructure implementations, device security, anti-counterfeiting, product authentication, asset management, and fixed-mobile convergence.  Pursuant to the OEM License Agreement, eCrypt was granted a worldwide, non-exclusive, non-transferable license to develop a software product which combines eCrypt’s software with Certicom’s software, Security Builder Crypto-C for RIM, Version 3.2, as compiled within the Research in Motion Crypto API (“Security Builder”).  Additionally, through the OEM License Agreement, eCrypt was granted a license to reproduce and use the object code of the libraries, sample code, and other items specifically designated as “runtime” in Security Builder for distribution purposes.  Under the terms of the OEM License Agreement, eCrypt was required to pay Certicom a production fee of $1.00 per unit for each application sold by eCrypt, with an initial $10,000 production fee for the first 10,000 units having been paid upon execution of the OEM License Agreement.  The term of the OEM License Agreement was three (3) years.  Subsequent to the entry into the OEM License Agreement, on March 24, 2009 Certicom Corp. was acquired by RIM, and consequently all license agreements entered into with Certicom for RIM APIs were dissolved and access to RIM’s Crypto APIs is now provided to BlackBerry® Alliance Members free of charge.  No further fees or reporting is required.

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

As an Associate Member, some of the benefits realized by the Company through its participation in the Alliance Program include, but are not limited to: i) access to resources to facilitate the sale of applications and professional services to the BlackBerry® user community; ii) access to BlackBerry® Tools & SDKs (Software Development Kit (aka "devkit") is typically a set of development tools that allows for the creation of applications for a certain software package, software framework, hardware platform, computer system, video game console, operating system, or similar platform); iii) ability to participate in BlackBerry® Web Signals and BlackBerry® Push APIs (Application Programming Interface - applications designed to facilitate interaction between different software programs; An API is implemented by an application, library or operating system to determine their vocabularies and calling conventions, and is used to access their services); iv) access to BlackBerry® Internet Service-B Connectivity; v) free Code Signing Keys for

Controlled APIs; vi) enhanced access to the Developer Issue Tracker; vii) participation in BlackBerry® Developer Forums; viii) BlackBerry® Developer Newsletter; ix) BlackBerry® Partner Newsletter; x) access to brand guidelines and the use of the BlackBerry® Alliance Associate Member logo; xi) complimentary listing in the BlackBerry® Solutions Catalog; approval for using BlackBerry® in Google® AdWords; xii)  ability to produce co-branded sales and marketing collateral; xiii) ability to post online applications to the Mobile Solutions Center a RIM Internal portal for application demos and trials to various RIM channels; xiv) email support for sales related inquiries; and xv) ability to resell Technical Support Services and BlackBerry® Training Services through authorized distributors.

Research and Development

Over the next twelve (12) months, eCrypt plans to continue developing new products and existing product enhancements and strengthening strategic alliances.  In particular, eCrypt plans to launch its web-based solution, eCrypt.me, as well as commence the development of additional features for the service.  The Company will also commence with the development of device-based User Interfaces for access to eCrypt.me, alternate to using a web-browser.  The Company anticipates that it will engage UTest, a professional testing company, in anticipation of the release of eCrypt.me.

Production

All eCrypt solutions are currently developed under the supervision of Brad Lever, Gabriel Rosu and Kasia Zukowska, the initial founders of eCrypt (collectively referred to as the “Founders”).  Solution testing and troubleshooting is carried out by all Founders of the Company.  The solutions are then deployed for use and testing by professional and non-professional test groups, who provide feedback to the Company regarding potential problems and issues with the solutions.  The Company maintains regular meetings to absorb and address the feedback received from these testing sessions.

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

Stargate Connections Ltd. - Stargate Connections Ltd. provides the Company with co-location services, commonly referred to as server hosting services, as well as IT network maintenance and management services, and IT support.

Distribution

The Company plans to distribute its solutions globally, in accordance with applicable import and export regulations, through a number of distribution channels.  The primary method of distribution will be through the Company’s eCommerce website at https://shop.ecryptinc.com.  The Company will also pursue strategic distribution alliances with service providers, carrier dealers, and software vendors to distribute its solutions. The Company does not currently have any strategic distribution alliance contracts in place.  To date the Company has distributed its eCrypt One on One software solely via its eCommerce website.

Customers and Marketing

Customers

To date, the Company has sold limited licenses of its encryption software to customers located globally.  Based on market research conducted in May of 2010, the Company estimates that its customers are individuals and entrepreneurs in need of device-based encryption and security software for BlackBerry®smartphones.  To date the Company has not sold any subscriptions to its web-based service, eCrypt.me.  The Company anticipates that initially its customers for eCrypt.me will be individuals and entrepreneurs in need of affordable and versatile encryption solutions for any or a combination of PDAs, wireless handheld devices, laptop and desktop computers, pocket computers, cellular phones, smartphones, and other file storage devices.   Furthermore, the Company anticipates that a majority of its customers will be small to medium sized businesses as these companies traditionally use POP email where their sensitive and confidential communications reside with a service provider.  Additionally, within larger organizations we anticipate the sale of our technology to be utilized by management, C-level personnel, human resource departments, and special project groups, where email communications must be kept confidential from internal leakage.   We also anticipate sales of our products to consumers who are aware of and concerned about privacy and security risks of the internet and digital communications.

Marketing

Over the next twelve months, the Company anticipates that it will begin commencing a comprehensive marketing campaign with the assistance of Rhino Marketing. The Company anticipates that Rhino Marketing will assist the Company with the establishment of a global marketing campaign which will include social networking, public appearances and speaking engagements, guest appearances on television and radio, community outreach programs such as speaking at schools about online privacy and security, strategic media buys, and podcasts.

The Company anticipates that it will initially make efforts to market its product(s) on the internet, using the Company’s website (www.ecryptinc.com), on the company’s blog (www.YourPrivacyIsOurBusiness.com), on social networking sites such as Twitter and Facebook, on online marketplaces such as the BlackBerry®App World and Apple App Store, and on technology and security related blogs such as Wired.com and Techvibes.com and SearchSecurity.com.  Additionally, the Company will list its software, eCrypt One on One in Research In Motion’s BlackBerry® Solutions Catalogue, and explore joint marketing opportunities. Additionally the Company will seek to place advertisements in various lifestyle, technology, and business magazines. The Company will also continue to develop its relationship with RIM and engage in cooperative marketing, and also build on relationships previously established at WES (the “Wireless Enterprise Smposium”) with the major global wireless carriers and other BlackBerry® smartphone resellers.

Competition

eCrypt’s encryption software, eCrypt One on One, faces direct competition from three primary development companies: i) SAMURAI by BabelSecure; ii) SecureMessage by Cworx; and iii) SecretMail by Link2.   Each of the foregoing companies currently offers and sells a software product similar to our product, eCrypt One on One.   Although there is no assurance that we will be able to successfully compete with these companies, we believe because of eCrypt One on One’s functionality and operations, these products will be able to successfully compete with our competitors.

eCrypt’s web-based encryption service, eCrypt.me, faces direct competition from two primary sources: i) Hushmail, and ii) GnuPG, the free replacement for PGP. Hushmail currently offers and sells a subscription service similar to our product, eCrypt.me, while GnuPG offers a combination service and software similar to our product, eCrypt.me.  Although there is no assurance that we will be able to successfully compete with these organizations, we believe because of eCrypt.me’s functionality, versatility, and ease of use that we will be able to successfully compete wit our competitors.

Intellectual Property and Agreements

Trademarks

eCrypt has applied for trademarks with the United States Patent and Trademark Office for each of the following:

1)  A stylized version of the eCrypt logo in relation to products and services offered by the Company.  The mark consists of the letter “e” in small circle and a stylized version of the word “crypt.”  The mark appears as follows:

Subsequent to the period ended March 31, 2011, on June 8, 2011 eCrypt received an acceptance of the statement of use for this trademark.

2)  A stylized version of the “e” icon in relation to products and services offered by the Company.  The mark consists of the letter “e” in a small circle.  The mark appears as follows:

3)  The word mark “control is key,” without stylization, in relation to products and services offered by the Company.  The mark consists only of the words of which it is comprised.

Patents

eCrypt is currently investigating whether its original processes developed in association with its encryption software, eCrypt One on One are patentable.  If the Company determines that its original processes are patentable and that it is in the best interest of the Company to pursue such patents, then the Company will apply for patent protection with the United States Patent and Trademark Office.

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

Trade Secrets

The Company also relies on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain a competitive position in our product areas.  eCrypt employees and officers must sign a non-disclosure agreement before they are authorized to discuss particulars of the functionality of the Company’s software products.  All current employees and officers of the Company who are privy to confidential information have signed non-disclosure and non-competition agreements with the Company.  Additionally, Gabriel Rosu, the Company’s Chief Technology Officer, has signed a Development Consulting Agreement with the Company, pursuant to which eCrypt specifically retains ownership rights to all codes created and developed by Mr. Rosu in the scope of his engagement by the Company.  The foregoing description of the Development Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the Consulting Agreement which was filed as Exhibit 10.6 to Form 8-K filed with the SEC on May 27, 2010.

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

On June 11, 2008 eCrypt received a Mass Market Commodity Classification for eCrypt One on One from the United States Department of Commerce; a copy of the Commodity Classification was attached as Exhibit 10.5 to the Form 10 registration statement filed by the Company with the Securities and Exchange Commission on November 11, 2008, and is hereby incorporated by reference.  Because the Company has received this Commodity Classification, eCrypt is allowed to export its software to all people, except restricted parties, such as Specially Designated Nationals, Denied Parties, Denied Entities, and any other prohibited end uses and users (such as end uses/users involving the design, development, production or use of WMDs or missiles), and all countries, except embargoed destinations identified in the EAR.

With the assistance of Steptoe & Johnson, eCrypt determined that an export authorization is not required for its web-based encryption service, eCrypt.me.

Employees

The Company does not currently have any full-time employees.  Kasia Zukowska has been contracted by the Company to perform administrative duties on behalf of the Company.  Gabriel Rosu has been contracted by the Company to perform software development duties and serve as the Chief Technology Officer for the Company.  Brad Lever currently serves as the President, Chief Executive Officer, and Chief Financial Officer, and director of the Company without wages or salaries.

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

RISK FACTORS.

Not Applicable.

ITEM 1B.

 UNRESOLVED STAFF COMMENTS.

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

The Company utilizes a Canadian-based co-location facility to host its email, service and eCommerce servers.  The eCommerce server will serve as the mechanism through which the Company will distribute its software online, for both purchase and evaluation purposes.

eCrypt owns the following internet domain names: ecryptinc.com, ecryptinc.ca, ecryptinc.org, ecryptinc.net, ecryptinc.cc,  ecryptinc.mobi, 12thright.com, controliskey.com, ecrypt.me, ecryptforblackberry.com  ecryptforblackberry.cc, ecryptforblackberry.mobi, ecryptforblackberry.net, ecryptforblackberry.org, ecryptme.com, privacynowtv.com, privacynow.tv,  yourprivacyisourbusiness.com.

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

Market Information

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

	(U.S. $)

2009	HIGH	LOW
Quarter Ended March 31	$NA	$NA
Quarter Ended June 30	$NA	$NA
Quarter Ended September 30	$0.1875	$0.075
Quarter Ended December 31	$1.35	$0.1875

2010	HIGH	LOW
Quarter Ended March 31	$1.25	$0.41
Quarter Ended June 30	$0.68	$0.19
Quarter Ended September 30	$0.34	$0.01
Quarter Ended December 31	$0.205	$0.0001

2011	HIGH	LOW
Quarter Ended March 31	$0.23	$0.0001

Holders

As of March 31, 2011 there were 134,798,552 shares of common stock issued and outstanding and approximately 16 shareholders of record.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2011 or 2010.  There are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors and the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

ITEM 6.

 SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview & Plan of Operation

eCrypt Technologies, Inc. was incorporated in the State of Colorado on April 19, 2007.  The Company provides encryption solutions which secures the transmission of, storage of, and access to digital information. Currently the Company is a developmental stage Company.  Over the next twelve (12) months, eCrypt will continue developing new products and existing product enhancements and strengthening strategic alliances. In particular, eCrypt plans to launch its web-based encryption service, eCrypt.me.  The Company has also commenced research for development of other security software.

In addition to the foregoing, in an effort to advance the business operations of the Company, over the next twelve (12) months the Company plans to undertake the following actions in the order in which they are listed:

1

complete development of eCrypt.me;

2

commence and complete testing of eCrypt.me;

3

commence distribution of eCrypt.me; and

4

commence and complete development of downloadable User Interfaces for the access to eCrypt.me alternate to using a web browser, for popular wireless device models, including the BlackBerry smartphone, iPhone, and Android.

The foregoing business actions are goals of the Company.  There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended March 31, 2011 as compared to the fiscal year ended March 31, 2010. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operation for eCrypt Technologies, Inc. for the Fiscal Year Ended March 31, 2011 Compared to the Fiscal Year Ended March 31, 2010.

Revenue

Revenue.  During the fiscal year ended March 31, 2011, the Company had revenues of $1,795 as compared to revenues of $35,073 during the fiscal year ended March 31, 2010, a decrease of $33,278, or approximately 94.8%. The decrease in revenue experienced by the Company was primarily attributable to the fact that the Company experienced a reduction in the revenue generated by its MCNS business operations; as previously noted, the Company has discontinued its MCNS business operations.

Operating Expenses

Operating Expenses.  During the fiscal year ended March 31, 2011, the Company had operating expenses of $675,673 as compared to operating expenses of $216,569 during the fiscal year ended March 31, 2010, an increase of approximately $459,104 or 211.99%. The increase in operating expenses experienced by the Company was primarily attributable to an increase in advertising and promotion, and general and administrative expenses experienced by the Company.

Net Loss

Net Loss.  The Company had a net loss of $(693,906) for the fiscal year ended March 31, 2011 as compared to a net loss of $(184,480) for the fiscal year ended March 31, 2010, a change of $509,426 or approximately 276%.  The change in net loss experienced by the Company was primarily attributable to an increase in operating expenses experienced by the Company.

Liquidity and Capital Resources

Currently, we have limited operating capital.  The Company anticipates that it will require approximately $5,000,000 of working capital to complete all of its desired business activity during the next twelve months. The Company has earned limited revenue from its business operations.  Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and, to date, the revenues generated from our business operations have not been sufficient to fund our operations or planned growth.  As noted above, we will likely require additional capital to continue to operate our business, and to further expand our business.   We may be unable to obtain the additional capital required.   Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

During the next twelve months, we plan to seek to generate the necessary capital to fund our business operations and complete our desired business activity through sales of our software eCrypt One on One, and subscriptions to our web-based service eCrypt.me.  However, as of the period ended March 31, 2011, we have generated limited revenue through sales of eCrypt One on One.   If we are unable to generate the necessary capital through the sales of these products, we may conduct a private placement offering to seek to raise the necessary working capital to fund our business operations.

The following discussion outlines the state of our liquidity and capital resources for the fiscal year ended March 31, 2011, compared to the fiscal year ended March 31, 2010:

Total Current Assets & Total Assets

Our audited balance sheet reflects that: i) as of March 31, 2011, we have total current assets of $43,127, as compared to total current assets of $332,366 as of March 31, 2010, a decrease of $289,239, or approximately 87%; and ii) as of March 31, 2011, we have total assets of $55,687, compared to total assets of $352,422 as of March 31, 2010, a decrease of $296,735, or approximately 84%.  The decrease in the Company’s total current assets and total assets from March 31, 2010 to March 31, 2011 was primarily attributable to the Company using available cash to support its operations.

Cash: As of March 31, 2011, our audited balance sheet reflects that we have cash of $42,417, as compared to $332,256 at March 31, 2010, a decrease of $289,839, or approximately 87%.  The decrease in the

Company’s cash and short term investments from March 31, 2010 to March 31, 2011 was primarily attributable to the fact that during the period ended March 31, 2010 the Company collected financing proceeds via a private placement offering of the Company’s common stock which was used at March 31, 2011 to support its operations.

Total Current Liabilities

As of March 31, 2011, our audited balance sheet reflects that we have total liabilities of $355,469 as compared to total liabilities of $22,048 at March 31, 2010, an increase of $333,421, or approximately 1,512%.  The increase in the Company’s total liabilities from March 31, 2010 to March 31, 2011 was primarily attributable to the fact that the Company obtained a loan from a related party during the period ended March 31, 2011.

Cash Flow for the Company for the Fiscal Year Ended March 31, 2011 as Compared to the Fiscal Year Months Ended March 31, 2010

Operating Activities During the fiscal year ended March 31, 2011, the net cash used by the Company in operating activities was $603,839, as compared to net cash used in operating activities of $155,071 during the fiscal year ended March 31, 2010, a change of $448,768.  The increase in net cash used in operating activities was primarily attributable to an increase in operating expenses of the Company related to advertsing and marketing, stock issued for compensation and interest on a loan from a related party.

Investing Activities During the fiscal year ended March 31, 2011, the net cash used by the Company in investing activities was $1,000, as compared to net cash used in investing activities of $3,742 during the fiscal year ended March 31, 2010, a change of $2,742. The change in net cash used by investing activities was primarily attributable to a decrease in spending on computer equipment and computer software.

Financing Activities During the fiscal year ended March 31, 2011, the net cash provided by financing activities was $315,000, as compared to net cash provided by financing activities of $395,125 during the fiscal year ended March 31, 2010, a decrease of $80,125, or approximately 20%. The change in net cash provided by financing activities was primarily attributable to the fact that the Company did not conduct a private placement during the year ended March 31, 2011.  During the fiscal year ended March 31, 2011, the Company obtained loans from a related party totaling $315,000.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

eCRYPT TECHNOLOGIES, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED MARCH 31, 2011 and 2010

Page
Report of Independent Registered Public Accounting Firm	16
Balance Sheets	17
Statements of Operations	18
Statements of Stockholders’ Equity(Deficit)	19-20
Statements of Cash Flows	21-22
Notes to Financial Statements	23 - 31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

eCrypt Technologies, Inc.

We have audited the accompanying balance sheets of eCrypt Technologies, Inc.  (A Development Stage Company) as of March 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and from inception (April 19, 2007) to March 31, 2010 and from inception (April 19, 2007) to March 31, 2011. eCrypt Technologies, Inc management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eCrypt Technologies, Inc. (A Development Stage Company) as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and from inception (April 19, 2007) to March 31, 2010 and from inception (April 19, 2007) to March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

June 29, 2011

2580 Anthem Village Dr., Henderson, NV  89052

Telephone (702) 563-1600 ●  Facsimile (702) 920-8049

Member Firm with

                            Russell Bedford International

eCrypt Technologies, Inc.
(A Development Stage Company)
BALANCE SHEETS
As of March 31, 2011 and March 31, 2010

	2011	2010
	(Audited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$42,417	$332,256
Prepaid expenses	710	110
TOTAL CURRENT ASSETS	43,127	332,366

Property and equipment, net	12,560	20,056

OTHER ASSETS
License-net	-	-
TOTAL OTHER ASSETS	-	-

TOTAL ASSETS	$55,687	$352,422

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$21,044	$22,048
Accrued interest on loan-related party	19,425	-
Loan-related party	315,000	-
TOTAL CURRENT LIABILITIES	355,469	22,048

TOTAL LIABILITIES	355,469	22,048

STOCKHOLDERS' EQUITY(DEFICIT)
Preferred stock (10,000,000 Shares Authorized; No Par Value
0 and 0 shares issued and outstanding as at March 31, 2011 and 2010)	-	-
Common stock (500,000,000 Shares Authorized; Par Value .001;
134,798,552 and 133,558,671 shares issued and outstanding as at March 31, 2011 and 2010)	703,220	239,470
Subscription payable	-	400,000
Deficit accumulated during the development stage	(1,003,002)	(309,096)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(299,782)	330,374

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$55,687	$352,422

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2011 and 2010 and from Inception (April 19, 2007) to March 31, 2011

	2011	2010	Cumulative Amount from Inception (April 19, 2007 to March 31, 2011)
	(Audited)	(Audited)	(Audited)

REVENUES
Sales	$1,795	$35,073	$94,218

OPERATING EXPENSES
Amortization and depreciation	8,496	18,873	52,992
Advertisment and promotion	308,348	14,007	337,522
General and administrative	302,863	106,819	499,928
Professional fees	55,966	76,870	178,514
TOTAL OPERATING EXPENSES	675,673	216,569	1,068,956

OPERATING LOSS	(673,878)	(181,496)	(974,738)

OTHER INCOME (EXPENSES)
Interest expense	(20,822)	(4,322)	(32,033)
Gain on sale of fixed asset	-	600	600
Interest income	794	738	3,169
TOTAL OTHER INCOME (EXPENSES)	(20,028)	(2,984)	(28,264)

NET LOSS	$(693,906)	$(184,480)	$(1,003,002)

Loss per share
Basic	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	134,540,170	133,518,437

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from Inception (April 19, 2007) to March 31, 2011
(Audited)

					Stock	Retained	Total
No Par Value	Preferred Shares		Common Shares		Subscriptions	Earnings	Stockholders'
	Number	Amount	Number	Amount	Payable	(Deficit)	Equity

Balance at April 19, 2007 (Date of Inception)	-	$-	-	$-	$-	$-	$-
Shares issued	-	-	116,015,968	55,130	-	-	55,130
Net loss for the period	-	-	-	-	-	(32,505)	(32,505)

Balance March 31, 2008	-	$-	116,015,968	$55,130	$-	$(32,505)	$22,625

Stock subscriptions	-	-	-	-	4,875	-	4,875
Shares issued	-	-	17,502,248	151,572	-	-	151,572
Net loss for the period	-	-	-	-	-	(92,111)	(92,111)

Balance March 31, 2009	-	$-	133,518,216	$206,702	$4,875	$(124,616)	$86,961

Stock cancelled					(4,875)		(4,875)
Stock subscriptions	-	-	-	-	400,000	-	400,000
Shares issued	-	-	40,455	32,768	-	-	32,768
Net loss for the period	-	-	-	-	-	(184,480)	(184,480)

Balance March 31, 2010	-	$-	133,558,671	$239,470	$400,000	$(309,096)	$330,374

Shares issued for cash	-	-	952,381	400,000	(400,000)	-	-
Shares issued for compensation	-	-	287,500	63,750	-	-	63,750
Net loss for the period	-	-	-	-	-	(693,906)	(693,906)

Balance March 31, 2011	-	$-	134,798,552	703,220	-	(1,003,002)	(299,782)

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2011 and 2010 and from Inception (April 19, 2007) to March 31, 2011

	March 31, 2011	March 31, 2010	Cumulative Amount from Inception (April 19, 2007 to March 31, 2011)
	(Audited)	(Audited)	(Audited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(693,906)	$(184,480)	$(1,003,002)
Adjustments for non-cash items:
Amortization and depreciation	8,496	18,873	52,992
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,004)	18,825	21,044
Stock issued for compensation	63,750	-	63,750
Interest on loan-related party	19,425	3,833	28,395
Interest receivable	-	-	-
Deferred revenue	-	(15,450)	-
Prepaid expenses	(600)	3,328	(710)
NET CASH USED IN OPERATING ACTIVITIES	(603,839)	(155,071)	(837,531)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	-	(10,000)
Computer equipment	-	(2,337)	(11,526)
Computer software	-	(662)	(14,446)
Equipment	(1,000)	(743)	(29,582)
NET CASH USED IN INVESTING ACTIVITIES	(1,000)	(3,742)	(65,554)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance	-	-	206,702
Stock subscriptions	-	395,125	400,000
Proceeds (payments) from convertible loan-related party	-	-	23,800
Proceeds (payments) from loan-related party	315,000	-	315,000
Paid in capital	-	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	315,000	395,125	945,502

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(289,839)	236,312	42,417

CASH AND CASH EQUIVALENTS
Beginning of year	332,256	95,944	-

End of year	$42,417	$332,256	$42,417

Supplemental disclosures of cash flow information:
Shares issued in settlement of convertible note	$-	$-	$32,768
Common stock issued to satisfy common stock payable	$(400,000)	$-	$(400,000)

The accompanying notes are an integral part of these financial statements.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

(AUDITED)

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

(AUDITED)

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

(AUDITED)

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

	2011	2010
Net loss	$ (693,906)	$ (184,480)
Weighted-average number of shares outstanding
Basic	134,540,170	133,518,437
Loss per share
Basic	(0.01)	(0.00)

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

(AUDITED)

The Company has evaluated the recent accounting pronouncements through ASU 2011-06 and believes that none of them will have a material effect on the company’s financial statements.

4.

Property and Equipment

The components of the Company’s equipment are presented below:

		2011		2010
	Cost	Accumulated Depreciation	Net	Accumulated Depreciation	Net

Computer equipment	$9,812	$8,982	$830	$6,877	$2,935
Computer software	14,445	14,445	$0	13,814	631
Equipment	29,581	17,851	$11,730	12,091	16,490

	$53,838	$41,278	$12,560	$32,782	$20,056

Depreciation expense for the years ended March 31, 2010 and 2009 was $8,496 and $12,762, respectively.

Intangibles

The components of the Company’s license are presented below:

		2011		2010
	Cost	Accumulated Amortization	Net	Accumulated Amortization	Net

License	$10,000	$10,000	$ -	$10,000	$10,000

	$10,000	$10,000	$ -	$10,000	$10,000

Amortization expense for the years ended March 31, 2010 and 2009 was $0 and $6,111, respectively. As at September 23, 2009 the Licenses with Certicom were cancelled by reason of the acquisition of Certicom Corp by Research In Motion.  Pursuant to the new program terms, these Licenses are now being provided to BlackBerry Alliance Members free of charge.  The Company renewed its BlackBerry Alliance membership with Research In Motion on February 3, 2010.

5.

Stockholders’ Equity

a)

Authorized:

500,000,000 Common shares with no par value

10,000,000 Preferred shares with no par value issued or outstanding:

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

(AUDITED)

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

During the year ended March 31, 2011, the Company effected the following stock transactions:

On April 19, 2010, eCrypt Technologies, Inc., a Colorado corporation (the “Company”) conducted a private placement offering, pursuant to which the Company raised $400,000 through the sale of 952,381 Units at a purchase price of $.42 per Unit. Each Unit consisted of one share of common stock and three Warrants: i) one Warrant (“Warrant 1”) entitles the holder thereof to purchase up to a total of 952,381 shares of the Corporation’s common stock at a price of $0.42 per share at any time during the period of twenty-four (24) months from the date of closing of the offering; and ii) one Warrant ( “Warrant 2”) entitles the holder thereof to purchase up to a total of 714,286 shares of the Corporation’s common stock at a price of $0.56 per share at any time during the period of twenty-four (24) months from the date of closing of the offering; and iii) one Warrant (“Warrant 3”) entitles the holder thereof to purchase up to a total of 3,809,524 units at purchase price of  $0.42 per unit at any time during the period of six (6) months from the date of closing of this offering. Each unit under Warrant 3 consists of one share of common stock and two warrants: one warrant entitles the holder thereof to purchase up to a total of 3,809,524 shares of common stock at a price of $0.42 per share at any time during the period of twenty-four (24) months from the date of purchase of the units under Warrant 3, and one warrant entitles the holder thereof to purchase up to a total of 2,857,142 shares of common stock at a price of $0.56 per share at any time during the period of twenty-four (24) months from the date of closing of the purchase of the units under Warrant 3.

On February 9, 2011, the Company issued 250,000 shares of common stock for director compensation for a value of $52,500.  The share price is valued at the adjusted closing price on the date of issue which was

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

(AUDITED)

$.21 per share.  The compensation agreement calls for a total of 1,000,000 shares to be issued during a 12 month period.

On February 15, 2011, the Company issued 37,500 shares of common stock for director compensation for a value of $11,250.  The share price is valued at the adjusted closing price on the date of issue which was $.30 per share.  The compensation agreement calls for a total of 250,000 shares to be issued during a 12 month period.

6.

Stock Subscriptions

The Company issued private placement subscription agreements. The total amount of common shares subscribed for cash as at March 31, 2011 and 2010 is $0 and $400,000, respectively.

	Number of Common shares	Number of preferred shares	Amount
Balance, April 19, 2007	-	-	$-
Shares subscribed for cash	-	-	-
Balance, March 31, 2008	-	-	-
Shares subscribed for cash	-	-	-
Balance, September 30, 2008	-	-	-
Additional shares due to share split 1:4	-	-	-
Shares issued	-	-	-
Shares subscribed for cash	-	-	4,875
Balance, March 31, 2009	-	-	4,875
Shares subscribed for cash	-	-	400,000
Shares cancelled	-	-	(4,875)
Balance, March 31, 2010	-	-	$400,000
Shares subscribed issued	-	-	(400,000)
Balance, March 31, 2011	-	-	$ -

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

(AUDITED)

8.

Warrants

During the period ended March 31, 2009, a total of 182,062 warrants were issued along with 182,062 common stock subscriptions. The exercise price of the warrants was $0.75 per common share.  The warrants expired on December 04, 2010.

On April 19, 2010, eCrypt Technologies, Inc., a Colorado corporation (the “Company”) conducted a private placement offering, pursuant to which the Company raised $400,000 through the sale of 952,381 Units at a purchase price of $.42 per Unit. Each Unit consisted of one share of common stock and three Warrants: i) one Warrant (“Warrant 1”) entitles the holder thereof to purchase up to a total of 952,381 shares of the Corporation’s common stock at a price of $0.42 per share at any time during the period of twenty-four (24) months from the date of closing of the offering; and ii) one Warrant ( “Warrant 2”) entitles the holder thereof to purchase up to a total of 714,286 shares of the Corporation’s common stock at a price of $0.56 per share at any time during the period of twenty-four (24) months from the date of closing of the offering; and iii) one Warrant (“Warrant 3”) entitles the holder thereof to purchase up to a total of 3,809,524 units at purchase price of  $0.42 per unit at any time during the period of six (6) months from the date of closing of this offering. Each unit under Warrant 3 consists of one share of common stock and two warrants: one warrant entitles the holder thereof to purchase up to a total of 3,809,524 shares of common stock at a price of $0.42 per share at any time during the period of twenty-four (24) months from the date of purchase of the units under Warrant 3, and one warrant entitles the holder thereof to purchase up to a total of 2,857,142 shares of common stock at a price of $0.56 per share at any time during the period of twenty-four (24) months from the date of closing of the purchase of the units under Warrant 3. ). Warrant 3 expired on October 19, 2010.

9.

Income Taxes

The Company has losses carried forward for income tax purposes for March 31, 2011 and 2010.  There are no current or deferred tax expenses for the period ended March 31, 2011 or 2010 due to the Company’s loss position.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	2011	2010
Deferred tax asset attributable to:
Current operations	$ (351,051)	$ (108,184)
Less: Change in valuation allowance	351,051	108,184

Net refundable amount	$ --	$ --

The composition of the Company’s deferred tax assets as at March 31, 2011 and 2010 is as follows:

	2011	2010

Net operating loss carry forward	$ (1,003,002)	$ (309,096)

Statutory federal income tax rate	35%	35%
Effective income tax rate	0%	0%

Deferred tax asset	(351,051)	(108,184)
Less: Valuation allowance	351,051	108,184

Net deferred tax asset	$ --	$ --

The potential income tax benefit of these losses has been offset by a full valuation allowance.  As at March 31, 2011 and March 31, 2010, the Company has an unused operating loss carry-forward balance of approximately $351,051 and $108,184 respectively, which begins to expire in 2027.

10.

Advance-Related Party

During the months of October 2009 through March 2010, the Company acquired a $75,000 advance from a related party.  The advance is non-interest bearing and due in six months.  As of March 31, 2010, the advance has been paid back in full.

During the month of January 2011, the Company acquired a $100,000 advance from a related party.  The advance is non-interest bearing and due in six months.  As of March 31, 2011, balance is $100,000.

On May 18, 2010, the Company acquired a $215,000 unsecured note payable from a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on May 18, 2012.

11.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $308,348 and $14,007 of advertising expense during the years ended March 31, 2011 and 2010.

12.

Subsequent Events

Subsequent to the period ended March 31, 2011, on April 12, 2011, subject to shareholder approval, the Board of Directors of eCrypt Technologies, Inc. (the “Company”) approved the adoption of the eCrypt Technologies, Inc. Stock Compensation Program (the “Program”) under which 13,500,000 shares have been reserved for purposes of possible future issuance of incentive stock options, non-qualified stock options, and restricted stock grants to employees, directors and certain key individuals.  On April 15, 2011, pursuant to a written consent in lieu of a meeting, a majority of the Company’s shareholders approved the Program.  The purpose of the Program is to attract and retain key employees, consultants and other persons, and to provide such key individuals with an additional incentive to contribute to the success of the Company.  In order to maintain flexibility in the award of stock benefits, the Program constitutes a single “omnibus” plan, but is composed of three parts.  The first part is the Incentive Stock Option Plan (“Incentive Option Plan) which provides grants of incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended.  The second part is the Nonqualified Stock Option Plan (“Nonqualified Option Plan”) which provides grants of nonqualified stock options.  The third part is the Restricted Shares Plan (“Restricted Plan”) which provides grants of restricted shares of Company common stock. The Incentive Option Plan, the Nonqualified Option Plan and the Restricted Plan respectively comprise Plan I, Plan II, and Plan III of the Program. The foregoing description of the Program is qualified in its entirety by reference to the eCrypt Technologies, Inc. Stock Compensation Program which was filed as Exhibit 10.9 to Form 8-K

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

(AUDITED)

filed with the Securities and Exchange Commission on April 20, 2011 and is hereby incorporated by reference.

Subsequent to the period ended March 31, 2011, on June 8, 2011 eCrypt received an acceptance of the statement of use for its trademark, a stylized version of the eCrypt logo in relation to products and services offered by the Company.  The mark consists of the letter “e” in small circle and a stylized version of the word “crypt.”

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2011 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2011, the Company's internal control over financial reporting was effective.

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

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Significant Employees

The following table sets forth, as of March 31, 2011, the respective positions and ages of our directors and executive officers of the Company. Each director has been elected to hold office until the next annual meeting of shareholders and thereafter until his successor is elected. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Name	Age	Position	Director or Officer Since

Brad Lever	36	Director, Chief Executive Officer, Chief Financial Officer, President	April 2007
Gabriel Rosu	38	Chief Technology Officer	April 2007
Curt Weldon	63	Chairman of the Board of Directors	February 9, 2011
Jay M. Cohen	64	Director	February 15, 2011

Biographical Information

Mr. Brad Lever – Mr. Brad Lever (“Mr. Lever”) is 36 years old.  Mr. Lever currently serves as Director of the Company, as well as the Company’s Chief Executive Officer, Chief Financial Officer, President, Director of Sales and Marketing, and Director of Strategic Alliances and Investor Relations; he has served in these capacities since the Company’s inception.  Mr. Lever’s core functionalities are to coordinate team efforts, manage sales and marketing, and aid in the development of services and solutions which cater to the marketplace.  In addition to the work that Mr. Lever performs with the Registrant, since 2004, Mr. Lever has worked in enterprise sales for BCE, a telecommunications company, focusing on new acquisitions and providing wireless data solutions.  From 2003 to 2004, Mr. Lever was a sales executive with Sophos, Inc., a company that provides anti-virus software solutions to businesses.  Mr. Brad Lever is a member of the IAPP (International Association of Privacy Professionals).

Mr. Gabriel Rosu – Mr. Gabriel Rosu (“Mr. Rosu”) is 38 years old.  Mr. Rosu is currently the Company’s Chief Technology Officer (“CTO”), a position he has held since the Company’s inception.  As CTO, Mr. Rosu functions as the Company’s lead software developer and eCommerce infrastructure developer.  A fully trained Java Architect, Mr. Rosu is versed in software and application design and development, service-oriented architecture, and encryption frameworks.  His primary role is to develop and test communications and information security concepts and solutions.  In addition to the work Mr. Rosu performs with the Registrant, since March 2008, Mr. Rosu has worked with Telus, a Canadian telecommunications company, as a Frameworks Lead Architect.  From 2004 through February 2008, Mr. Rosu worked with Accenture, a global management consulting, technology services and outsourcing company, as a Frameworks Lead Architect, a position in which he was responsible for deliverable planning and tracking as well as resource allocation.  From 2001 through 2004, Mr. Rosu was a Senior Software Engineer with Verb Exchange Inc., a digital communications company that provides new media marketing opportunities to advertisers, a position in which he served as a team leader and Java architect.

Congressman Curt Weldon – Congressman Curt Weldon (“Mr. Weldon”) is 63 years old.  Congressman Curt Weldon served in the United States Congress for 20 years. When he retired in 2007 he was Vice Chairman of both the Armed Services Committee and the Homeland Security Committee, as well as a Member of the Energy and Environment Sub-Committee. During his tenure in Congress he initiated and Chaired the

US/FSU Energy Parliamentary Relationship, served as Co-Chair of the International Energy Advisory Council and Keynoted a number of International Energy Forums. Mr. Weldon organized and led over 50 bi-partisan Congressional Delegations to 75 nations including the first-ever Congressional Delegations into Libya and North Korea. Prior to his career in elective office as a Mayor, County Commissioner and Member of Congress, Mr. Weldon served as an Educator and University Professor as well as a Director with the INA/CIGNA Corporation at its Corporate Headquarters in Philadelphia. In addition to his work with the Registrant, Mr. Weldon formed and currently serves as CEO of Jenkins Hill International – a firm providing International Consulting as well as facilitating International Strategic Relationships. Mr. Weldon has been honored by over 100 professional associations and international organizations.

Honorable Jay M. Cohen, Rear Admiral, USN (ret)- Hon Jay M. Cohen (“Mr. Cohen”) is a native of New York. He holds a joint Ocean Engineering degree from Massachusetts Institute of Technology and Woods Hole Oceanographic Institution and Master of Science in Marine Engineering and Naval Architecture from MIT. Mr. Cohen was commissioned in 1968 upon graduation from the United States Naval Academy.  Mr. Cohen’s early Navy assignments included service on conventional and nuclear submarines. From 1985 to 1988 Cohen commanded USS HYMAN G. RICKOVER (SSN 709).  Following command, he served on the U.S. Atlantic Fleet as a senior member of the Nuclear Propulsion Examining Board, responsible for certifying the safe operation of nuclear powered ships and crews.  From 1991 to 1993, Mr. Cohen commanded the submarine tender USS L.Y. SPEAR (AS 36) including a deployment to the Persian Gulf in support of Operation DESERT STORM. After Spear, he reported to the Secretary of the Navy as Deputy Chief of Navy Legislative Affairs. During this assignment, Mr. Cohen was responsible for supervising all Navy Congressional liaison.

Mr. Cohen was promoted to the rank of Rear Admiral in October 1997 and reported to the Joint Staff as Deputy Director for Operations responsible to the President and Department of Defense leaders for strategic weapons release authority.  In June 1999, he assumed duties as Director Navy Y2K Project Office responsible for transitioning all Navy computer systems into the new century.  In June 2000, Mr. Cohen was promoted in rank and became the 20th Chief of Naval Research. He served during war as the Department of the Navy Chief Technology for the Navy and Marine Corps Science and Technology (S&T) Program (involving basic research to applied technology portfolios and contracting), Mr. Cohen coordinated investments with other U.S. and international S&T providers to rapidly meet war fighter combat needs. After a half year assignment as Chief of Naval Research, Rear Admiral Cohen retired from the Navy on February 1, 2006.

Unanimously confirmed by the US Senate, Mr. Cohen was sworn in as Under Secretary for Science & Technology at the Department of Homeland Security on August 10, 2006. Mr. Cohen resigned from his position as Under Secretary for Science & Technology at the Department of Homeland Security on January 20, 2009.  Since leaving government, Rear Admiral Cohen is now a principal in The Chertoff Group, and the CEO of JayMCohen LLC, which is an independent consultant for science and technology in support of domestic and international defense, homeland security and energy issues and solutions.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended March 31, 2011, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

Code of Ethics

The Company has adopted a code of ethics, as required by the rules of the SEC, a copy of the Company’s code of ethics was filed as Exhibit 14.1 to Form 10-K for the fiscal year ended March 31, 2010 filed with the Securities and Exchange Commission on July 13, 2010 and is hereby incorporated by reference. The code of ethics applies to all of the Company’s senior financial officers. The code of ethics, and any amendments to, or waivers from, the code of ethics, is available in print, at no charge, to any stockholder who requests such information.

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

Summary Compensation Table

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Brad Lever, CEO, President	2011 2010 2009	$nil $nil $nil	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$nil $nil $nil
Gabriel Rosu, Chief Technology Officer	2011 2010 2009	$91,041 $nil $nil	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$5,936.10 $ 5,742 --	$96,977.10 $ 5,742 $nil

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal year ended March 31, 2011.

Equity Compensation Plan Information

As disclosed on Form 8-K filed with the Securities and Exchange Commission on April 20, 2011, on April 12, 2011, subject to shareholder approval, the Board of Directors of eCrypt Technologies, Inc. (the “Company”) approved the adoption of the eCrypt Technologies, Inc. Stock Compensation Program (the “Program”) under which 13,500,000 shares have been reserved for purposes of possible future issuance of incentive stock options, non-qualified stock options, and restricted stock grants to employees, directors and certain key individuals.  On April 15, 2011, pursuant to a written consent in lieu of a meeting, a majority of the Company’s shareholders approved the Program.  The purpose of the Program is to attract and retain key employees, consultants and other persons, and to provide such key individuals with an additional incentive to contribute to the success of the Company.  In order to maintain flexibility in the award of stock benefits, the Program constitutes a single “omnibus” plan, but is composed of three parts.  The first part is the Incentive Stock Option Plan (“Incentive Option Plan) which provides grants of incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended.  The second part is the Nonqualified Stock Option Plan (“Nonqualified Option Plan”) which provides grants of nonqualified stock options.  The third part is the Restricted Shares Plan (“Restricted Plan”) which provides grants of restricted shares of Company common stock. The Incentive Option Plan, the Nonqualified Option Plan and the Restricted Plan respectively comprise Plan I, Plan II, and Plan III of the Program. The foregoing description of the Program is qualified in its entirety by reference to the eCrypt Technologies, Inc. Stock Compensation Program which was filed as Exhibit 10.9 to Form 8-K filed with the Securities and Exchange Commission on April 20, 2011 and is hereby incorporated by reference.

Compensation Agreements

As disclosed on Form 8-K filed with the SEC on May 27, 2010, on May 26, 2010, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Gabriel Rosu setting forth the terms and conditions under which Mr. Rosu will continue to serve as the Chief Technology Officer of the Company.  The Consulting Agreement is for a one year term effective April 15, 2010 through April 14, 2011.  The Agreement was automatically extend for an additional 1 year term on April 15, 2011.  Pursuant to the terms and conditions of the Consulting Agreement, Mr. Rosu will serve as the Chief Technology Officer of the Company.  Mr. Rosu’s primary duties include overseeing all product development of the Company’s products, database development for the Company, and website development for the Company.  As consideration for his services as the Chief Technology Officer, Mr. Rosu will receive a total of $95,000 during the term of the Consulting Agreement, broken down into monthly payments of $7,916.67.  The Consulting Agreement may be terminated at any time in the Company’s sole and absolute discretion.  In conjunction with the entry into the Consulting Agreement, Mr. Rosu entered into a Confidentiality, Non-Solicitation and Invention Assignment Agreement as an exhibit to the Consulting Agreement for purposes of protecting the Company’s intellectual property.

The foregoing description of the Consulting Agreement and the accompanying exhibits does not purport to be complete and is qualified in its entirety by reference to the complete text of the Consulting Agreement and accompanying exhibits, which was filed as Exhibit 10.6 to the Company’s current report on Form 8-K with the SEC on May 27, 2010.

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended March 31, 2011.

Change in
	Fees				Pension
	Earned			Non-Equity	Value and
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#)	($)	($)	($)

Brad Lever	$nil	--	--	--	--	--	$nil
Curt Weldon	$nil	$52,500(1)	--	--	--	--	$52,500

Jay Cohen	$nil	$11,250(2)	--	--	--	--	$11,250

(1)

As disclosed on Form 8-K filed with the Securities and Exchange Commission on February 9, 2011, on February 9, 2011, the Board of Directors of eCrypt Technologies, Inc, appointed Curt Weldon to serve as the Chairman of the Company’s Board.   In conjunction with the Company’s appointment of Mr. Weldon, the Company entered into a Director Agreement and a Restricted Shares Agreement which is Exhibit A to the Director Agreement, pursuant to which the Company granted Mr. Weldon 1,000,000 shares of restricted common stock of the Registrant.  The foregoing description of the Director Agreement and Restricted Shares Agreement is qualified in its entirety by reference to the Director Agreement and Restricted Shares Agreement which attached as Exhibit 10.7 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 9, 2011.

(2)

As disclosed on Form 8-K filed with the Securities and Exchange Commission on February 15, 2011, on February 15, 2011, the Board of Directors of eCrypt Technologies, Inc, appointed Jay M. Cohen to serve as a director of the the Company.   In conjunction with the Company’s appointment of Mr. Cohen, the Company entered into a Director Agreement and a Restricted Shares Agreement which is Exhibit A to the Director Agreement, pursuant to which the Company granted Mr. Cohen 150,000 shares of restricted common stock of the Registrant. The foregoing description of the Director Agreement and Restricted Shares Agreement is qualified in its entirety by reference to the Director Agreement and Restricted Shares Agreement attached as Exhibit 10.8 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2011.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 31, 2011, the ownership of each person known by the Company to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class
Common	Global Capital Partners, LLC PO Box 6560 Pahrump, NV 89041	16,040,455	11.9%
Common	Kasia Zukowska 248 – 256 East 2nd Ave Vancouver, BC V5T 1B7	9,600,000	7.122%
Common	Brad Lever 248 - 256 East 2nd Ave Vancouer, BC V5T 1B7	32,000,000	23.739%
Common	Gabriel Rosu 7092 Sussex Ave Burnaby, BC V5J 3V3	9,600,000	7.122%

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

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class
Common	Brad Lever(1) 248 - 256 East 2nd Ave Vancouer, BC V5T 1B7	32,000,000	24%
Common	Gabriel Rosu(1) 7092 Sussex Ave Burnaby, BC V5J 3V3	9,600,000	7%
Common	Curt Weldon(1) 4687 West Chester Pike Newton Square, PA 19073	1,000,000(2)	0.185%
Common	Jay Cohen(1) 1111 Army Drive, Apt 406 Arlington, VA 22202	150,000(3)	0.028%
Common	All Directors and Officers as a Group (4 in total)	42,750,000	31.074%

(1)

Officer or Director of the Company

(2)

On February 9, 2011, the Curt Weldon was granted 1,000,000 restricted stock shares, of which 250,000 were vested upon grant and 750,000 will vest in three, four month installments, beginning on June 9, 2011, four months after the date of grant, and ending February 9, 2012.

(3)

On February 15, 2011, Jay Cohen was granted 150,000 restricted stock shares, of which 37,500 were vested upon grant and 112,500 will vest in three, four month installments, beginning on June 15, 2011, four months after the date of grant, and ending February 15, 2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

During the months of October 2009 through March 2010, the Company acquired a $75,000 advance from a related party.  The advance is non-interest bearing and due in six months.  As of March 31, 2010, the advance has been paid back in full.

During the month of January 2011, the Company acquired a $100,000 advance from a related party.  The advance is non-interest bearing and due in six months.  As of March 31, 2011, balance is $100,000.

On May 18, 2010, the Company acquired a $215,000 unsecured note payable from a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on May 18, 2012.

Except for the foregoing, there were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

(1)

The aggregate fees billed by De Joya Griffith & Company, LLC, for audit of the Company's annual and interim financial statements were $12,500 for the fiscal year ended March 31, 2011, and $10,000 for the fiscal year ended March 31, 2010.

Audit Related Fees

(2)

De Joya Griffith & Company, LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2011 and 2010.

Tax Fees

(3)

The aggregate fees billed by De Joya Griffith & Company, LLC for tax compliance, advice and planning were $0.00 for the fiscal year ended March 31, 2011 and 2010.

All Other Fees

 (4)

De Joya Griffith & Company, LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2011 and 2010.

Audit Committee’s Pre-approval Policies and Procedures

(5)

The Company does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for Fiscal Years Ended March 31, 2011 and 2010.

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

10.7

Director Agreement and Restricted Shares Agreement dated February 15, 2011 by and between eCrypt Technologies, Inc. and Curt Weldon, filed as Exhibit 10.7 to Form 8-K filed with the Securities and Exchange Commission on Februay 9, 2011.

10.8

Director Agreement and Restricted Shares Agreement dated February 15, 2011 by and between eCrypt Technologies, Inc. and Jay Cohen, filed as Exhibit 10.8 to Form 8-K filed with the Securities and Exchange Commission on Februay 15, 2011.

10.9	eCrypt Technologies, Inc. Stock Compensation Program, filed as Exhibit 10.9 to Form 8-K filed with the Securities and Exchange Commission on April 20, 2011.
14.1	Code of Ethics filed as Exhibit 14.1 to Form 10-K filed with the Securities and Exchange Commission on July 13, 2010.
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

eCRYPT TECHNOLOGIES, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:  /S/ Brad Lever

Brad Lever, Chief Executive Officer, Chief Financial Officer, Director

Date:  July 1, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Brad Lever

Brad Lever, Chief Executive Officer, Chief Financial Officer, Director

Date:  July 1, 2011

By:  /S/ Jay Cohen

Jay Cohen, Director

Date:  July 1, 2011