Form 10-Q
period 2011-06-30
eCrypt Technologies, Inc.
filed 2011-08-15
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

[ ] Yes   [ ] No

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

As of August 8, 2011, the Company had 135,086,052 shares issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of eCrypt Technologies, Inc. (the "Company" or “eCrypt”), a Colorado corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended March 31, 2011, and all amendments thereto.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2011

eCrypt Technologies, Inc.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$12,386	$42,417
Prepaid expenses	232	710
TOTAL CURRENT ASSETS	12,618	43,127

Property and equipment, net	23,812	12,560

TOTAL ASSETS	$36,430	$55,687

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$44,082	$21,044
Accrued interest on loan-related party	26,148	19,425
Loan-related party	366,000	315,000
TOTAL CURRENT LIABILITIES	436,230	355,469

TOTAL LIABILITIES	436,230	355,469

STOCKHOLDERS' DEFICIT
Preferred stock (10,000,000 Shares Authorized; No Par Value
0 and 0 shares issued and outstanding as at June 30, 2011 and March 31, 2011)	-	-
Common stock (500,000,000 Shares Authorized; No Par Value;
135,086,052 and 134,798,552 shares issued and outstanding as at June 30, 2011 and March 31, 2011)	766,970	703,220
Deficit accumulated during the development stage	(1,166,770)	(1,003,002)
TOTAL STOCKHOLDERS' DEFICIT	(399,800)	(299,782)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36,430	$55,687

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Cumulative amount from Inception (April 19, 2007) to June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Sales	$200	$434	$94,418

OPERATING EXPENSES
Amortization and depreciation	2,240	2,337	55,233
Advertisement and promotion	3,753	255,651	341,275
General and administrative	130,126	80,492	630,054
Professional fees	20,819	14,122	199,333
TOTAL OPERATING EXPENSES	156,938	352,602	1,225,895

OPERATING LOSS	(156,738)	(352,168)	(1,131,477)

OTHER INCOME (EXPENSES)
Interest expense	(7,054)	595	(39,087)
Gain on sale of fixed asset	-	-	600
Interest income	24	(2,947)	3,194
TOTAL OTHER INCOME (EXPENSES)	(7,030)	(2,352)	(35,293)

NET LOSS	$(163,768)	$(354,520)	$(1,166,770)

Loss per share
Basic	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	134,823,827	134,469,189

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from Inception (April 19, 2007) to June 30, 2011

					Stock	Retained	Total
Par Value of $0.001	Preferred Shares		Common Shares		Subscriptions	Earnings	Stockholders'
	Number	Amount	Number	Amount	Payable	(Deficit)	Equity

Balance at April 19, 2007 (Date of Inception)	-	$-	-	$-	$-	$-	$-
Shares issued	-	-	116,015,968	55,130	-	-	55,130
Net loss for the period	-	-	-	-	-	(32,505)	(32,505)

Balance March 31, 2008	-	$-	116,015,968	$55,130	$-	$(32,505)	$22,625

Stock subscriptions	-	-	-	-	4,875	-	4,875
Shares issued	-	-	17,502,248	151,572	-	-	151,572
Net loss for the period	-	-	-	-	-	(92,111)	(92,111)

Balance March 31, 2009	-	$-	133,518,216	$206,702	$4,875	$(124,616)	$86,961

Stock cancelled					(4,875)		(4,875)
Stock subscriptions	-	-	-	-	400,000	-	400,000
Shares issued	-	-	40,455	32,768	-	-	32,768
Net loss for the period	-	-	-	-	-	(184,480)	(184,480)

Balance March 31, 2010	-	$-	133,558,671	$239,470	$400,000	$(309,096)	$330,374

Shares issued for cash	-	-	952,381	400,000	(400,000)	-	-
Shares issued for compensation	-	-	287,500	63,750	-	-	63,750
Net loss for the period	-	-	-	-	-	(693,906)	(693,906)

Balance March 31, 2011	-	$-	134,798,552	703,220	-	(1,003,002)	(299,782)

Shares issued for compensation	-	-	287,500	63,750	-	-	63,750
Net loss for the period	-	-	-	-	-	(163,768)	(163,768)

Balance June 30, 2011 (Unaudited)	-	$-	135,086,052	766,970	-	(1,166,770)	(399,800)

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	June 30, 2011	June 30, 2010	Cumulative amount from Inception (April 19, 2007) to June 30, 2011
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(163,768)	$(354,520)	$(1,166,770)
Adjustments for non-cash items:
Amortization and depreciation	2,240	2,337	55,233
Stock issued for compensation	63,750	-	127,500
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	23,039	11,582	44,082
Interest on loan-related party	6,723	2,539	35,117
Interest receivable	-	-	-
Deferred revenue	-	-	-
Prepaid expenses	478	(4,073)	(232)
NET CASH USED IN OPERATING ACTIVITIES	(67,538)	(342,135)	(905,070)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	-	(10,000)
Computer equipment	-	-	(11,526)
Computer software	-	-	(14,446)
Equipment	(13,493)	-	(43,074)
NET CASH USED IN INVESTING ACTIVITIES	(13,493)	-	(79,046)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance	-	-	206,702
Stock subscriptions	-	-	400,000
Proceeds (payments) from convertible loan-related party	-	-	23,800
Proceeds (payments) from loan-related party	51,000	215,000	366,000
Paid in capital	-	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	51,000	215,000	996,502

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,031)	(127,135)	12,386

CASH AND CASH EQUIVALENTS
Beginning of year	42,417	332,256	-

End of year	$12,386	$205,121	$12,386

Supplemental disclosures of cash flow information:
Shares issued in settlement of convertible note	$-	$-	$32,768

Common stock issued to satisfy common stock payable	$-	$(400,000)	$(400,000)

The accompanying notes are an integral part of these financial statements.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30 and the results of operations and cash flows presented herein have been included in the financial statements.  Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. The financial statements should be read in conjunction with the Form 10-K for the year ended March 31, 2011 of the Company.

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

2.

Significant Accounting Policies (cont’d)

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

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Net loss	$ (163,768)	$ (354,520)
Weighted-average number of shares outstanding
Basic	134,823,827	134,469,189
Loss per share
Basic	(0.00)	(0.00)

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

3.

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

4.

Property and Equipment

The components of the Company’s equipment are presented below:

		June 30, 2011	June 30, 2011	March 31, 2011
		Accumulated
	Cost	Depreciation	Net	Net

Computer equipment	$9,812	$9,273	$539	$830
Computer software	14,445	14,445	0	0
Equipment	43,073	19,800	23,273	11,730

Total	$67,330	$43,518	$23,812	$12,560

Depreciation expense for the three months ended June 30, 2011 and 2010 were $2,240 and $2,337, respectively.

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

On November 12, 2009, the Board of Directors of the Company consented to and approved a four-for-one forward split of the Company’s 33,379,554 issued and outstanding shares of common stock.  Pursuant to Rule 10b-17, the Forward Split became effective 10 days following the submission of the required notification forms to FINRA, on November 24, 2009.  On the effective date, the Company’s transfer agent issued and mailed to the eligible shareholders of record, three additional shares of common stock for each share of common stock held by the shareholder.  The forward split resulted in the increase in the

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

5.

Stockholders’ Equity (cont’d)

number of shares of the Company’s common stock issued and outstanding to 133,518,216 while keeping the number of authorized shares the same.

During the year ended March 31, 2009 the Company issued 17,502,248 shares of the Company’s no par value common stock in exchange for cash of $151,572.

During the year ended March 31, 2010, the Company effected the following stock transactions:

The Company issued a total of 40,455 shares of the Company’s no par value common stock at a conversion rate of $0.81 per share in full and final settlement of a convertible debenture dated July 2, 2007. The shares were issued on March 30, 2010 for total value of $32,769. The loan consisted of principal of $23,800 and interest of $8,969.  See Note 6.

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

On February 9, 2011, the Company issued 250,000 shares of common stock for director compensation for a value of $52,500.  The share price is valued at the adjusted closing price on the date of grant which was $.21 per share.  The compensation agreement calls for a total of 1,000,000 shares to be issued during a 12 month period.

On February 15, 2011, the Company issued 37,500 shares of common stock for director compensation for a value of $11,250.  The share price is valued at the adjusted closing price on the date of grant which was $.30 per share.  The compensation agreement calls for a total of 250,000 shares to be issued during a 12 month period.

On June 23, 2011, the Company issued 250,000 shares of common stock for director compensation for a value of $52,500.  The share price is valued at the adjusted closing price on the date of grant which was $.21 per share.  The compensation agreement calls for a total of 1,000,000 shares to be issued during a 12 month period.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

5.

Stockholders’ Equity (cont’d)

On June 23, 2011, the Company issued 37,500 shares of common stock for director compensation for a value of $11,250.  The share price is valued at the adjusted closing price on the date of grant which was $.30 per share.  The compensation agreement calls for a total of 250,000 shares to be issued during a 12 month period.

6.

Convertible Loan-Related Party

On July 2, 2007, the Company issued a convertible debenture with a face value totaling $23,800. This loan, or any portion, is convertible at any time until paid in full at a rate of 1 common share per $0.001 of the debt converted.  The loan bears interest at an annual rate of 12% percent compounded monthly. In accordance with ASC Topic 470 -20 the intrinsic value of the beneficial conversion feature has been valued at $0.   Some terms were amended on September 9, 2009 but the conversion price remained the same. The conversion terms were amended on February 26, 2010 to reflect the new conversion price of $0.81 per share of common stock, and adding that interest is also convertible.

On March 15, 2010, the Company authorized the issuance of 40,455 of common shares for the share price of $0.81 per share for a convertible debenture dated July 2, 2007.  The shares were issued on March 30, 2010 for $32,768 and the conversion of the debenture. The loan consisted of face value of $23,800 and interest of $8,969.

7.

Loan-Related Party

The Company acquired on May 9, 2011 a $36,000 unsecured note payable from a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on May 9, 2013.

The Company acquired on April 29, 2011 a $15,000 unsecured note payable from a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on April 29, 2013.

The Company acquired a $100,000 advance during the month of January 2011 from a related party.  The advance was non-interest bearing and due in six months.  As of June 30, 2011 and March 31, 2011, balance is $100,000.  On June 24, 2011 the loan was modified to bear interest at 10%, compounded annually, and extended to mature in two years on June 24, 2013.

The Company acquired on May 18, 2010 a $215,000 unsecured note payable from a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on May 18, 2012.

8.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $3,753 and $255,651 of advertising expense during the years ended June 30, 2011 and 2010.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

9.

Stock Compensation Program

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

10.

Subsequent Events

The Company acquired on July 6, 2011 a $40,000 unsecured note payable from a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on July 6, 2013.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

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

Overview & Plan of Operation

eCrypt Technologies, Inc. was incorporated in the State of Colorado on April 19, 2007.  The Company provides encryption solutions which secure the transmission of, storage of, and access to digital information. Currently the Company is a development stage Company.

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

eCrypt is also developing and plans to sell device-based encryption and security software which protects email, Short Message Service (“SMS”), peer-to-peer (“P2P”), PIN-to-PIN, Instant Messaging (“IM”), Multimedia Message Service (“MMS”), and voice communications for users on such devices and mobile devices.  Additionally, eCrypt is developing and plans to sell device-based secure access interfaces which allow users to conduct financial activities on mobile devices, as well as secure access User Interfaces (“UIs”) for mobile devices.  eCrypt has the ability to customize its device-based and web-based  encryption and security software, as well as its secure access UIs, for the purpose of securely storing, communicating and accessing information. In addition to the device-based and web-based solutions, eCrypt is also developing and plans to sell appliance-based encryption solutions for securing email and the storage of and access to files stored on servers.

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

1.

complete development of eCrypt.me;

2.

commence and complete testing of eCrypt.me;

3.

commence distribution of eCrypt.me; and

4.

commence and complete development of downloadable User Interfaces for the access to eCrypt.me alternate to using a web browser, for popular wireless device models, including the BlackBerry smartphone, iPhone, and Android.

The foregoing business actions are goals of the Company.  There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operation for eCrypt Technologies, Inc. for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010.

Revenue

During the three months ended June 30, 2011, the Company had revenues of $200 as compared to revenues of $434 during the three months ended June 30, 2010, a decrease of $234, or approximately 53.9%. The decrease in revenue experienced by the Company was primarily attributable to a decrease in eCrypt One on One license sales.

Operating Expenses

During the three months ended June 30, 2011, the Company had operating expenses of $156,938 as compared to operating expenses of $352,602 during the three months ended June 30, 2010, a decrease of $195,664 or approximately 55.49%. The decrease in operating expenses experienced by the Company was primarily attributable to the fact that the Company experienced a decrease in advertisement and promotion expenses.

Net Loss

The Company had a net loss of $(163,768) for the three months ended June 30, 2011, as compared to a net loss of $(354,520) for the three months ended June 30, 2010, a change of $190,752 or approximately 53.8%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced a decrease in operating expenses during the three months ended June 30, 2011.

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

The following discussion outlines the state of our liquidity and capital resources as of June 30, 2011:

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of June 30, 2011, we have total current assets of $12,618 as compared to total current assets of $43,127 at March 31, 2011, a decrease of $30,509, or approximately 70.7%; and ii) as of June 30, 2011, we have total assets of $36,430, compared to total assets of $55,687 as of March 31, 2011, a decrease of $19,257, or approximately 34.58%.  The decrease in the Company’s total current assets and total assets from June 30, 2011 to March 31, 2011 was primarily attributable to the fact that the Company utilized available cash for operating expenses.

Cash: As of June 30, 2011, our unaudited balance sheet reflects that we have cash of $12,386, as compared to $42,417 at March 31, 2011, a decrease of $30,031, or approximately 70.799%.  The decrease in the Company’s cash from June 30, 2011 to March 31, 2011 was primarily attributable to the fact that the Company utilized available cash for operating expenses.

Total Current Liabilities

Our unaudited balance sheet reflects that: i) as of June 30, 2011, we have total current liabilities of $436,230, as compared to total current liabilities of $355,469 at March 31, 2011, an increase of $80,761, or approximately 22.7%; and ii) as of June 30, 2011, we have total liabilities of $436,230, as compared to total liabilities of $355,469 at March 31, 2011, an increase of $80,761, or approximately 22.7%.  The increase in the Company’s total current liabilities and total liabilities from June 30, 2011 to March 31, 2011 was primarily attributable to the fact that the Company received a loan from a related party, and realized an increase in its accounts payable and accrued liabilities.

Cash Flow for the Company for the Three Month Period Ended June 30, 2011 as Compared to the Three Month Period Ended June 30, 2010

Operating Activities During the three month period ended June 30, 2011, the net cash used by the Company in operating activities was $(67,538) as compared to net cash used in operating activities of $(342,135) during the three month period ended June 30, 2010, a change of $274,597 or approximately 80.26%.  The decrease in our net cash used in operating activities was primarily attributable to a decrease in net loss.

Financing Activities During the three month period ended June 30, 2011, the net cash provided by financing activities was $51,000 as compared to net cash provided by financing activities of $215,000 during the three month period ended June 30, 2010, a decrease of $164,000, or approximately 76.279%. The change in net cash provided by financing activities was primarily attributable to the fact that the Company received less cash via multiple loans from a related party.

Investing Activities During the three month period ended June 30, 2011, the net cash used in investing activities was $13,493 as compared to net cash used in investing activities of $nil during the three month period ended June 30, 2010, an increase of $13,493, or 100%. The change in net cash used in investing activities from the three month period ended June 30, 2011 and the three month period ended June 30, 2010 was primarily attributable to an increase in equipment.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 23, 2011, the Company issued 250,000 shares of common stock for director compensation for a value of $52,500, pursuant to the terms and conditions of a Restricted Shares Agreement; a copy of the Restricted Shares Agreement was filed as exhibit 10.7 to a Form 8-K filed by the Company with the Securities and Exchange Commission on February 9, 2011, which is hereby incorporated by reference.  The share price is valued at the adjusted closing price on the date of grant which was $.21 per share.  The Restricted Shares Agreement calls for a total of 1,000,000 shares to be issued during a 12 month period.  For the above share issuances, the shares were not registered under the Securities Act in reliance upon the exemptions from registration contained in Section 4(2) of the Securities Act of 1933 (the “1933 Act”).  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

On June 23, 2011, the Company issued 37,500 shares of common stock for director compensation for a value of $11,250, pursuant to the terms and conditions of a Restricted Shares Agreement; a copy of the Restricted Shares Agreement was filed as exhibit 10.8 to a Form 8-K filed by the Company with the Securities and Exchange Commission on February 15, 2011, which is hereby incorporated by reference.    The share price is valued at the adjusted closing price on the date of grant which was $.30 per share.  The Restricted Shares Agreement calls for a total of 250,000 shares to be issued during a 12 month period.  For the above share issuances, the shares were not registered under the Securities Act in reliance upon the exemptions from registration contained in Section 4(2) of the Securities Act of 1933 (the “1933 Act”).  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

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

August 15, 2011