Form 10-Q
period 2011-09-30
eCrypt Technologies, Inc.
filed 2011-11-18
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 10, 2011, the Company had 135,123,552 shares issued and outstanding.

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2011

eCrypt Technologies, Inc.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$ 29,602	$ 42,417
Prepaid expenses	-	710
TOTAL CURRENT ASSETS	29,602	43,127

Property and equipment, net	23,414	12,560

TOTAL ASSETS	$ 53,016	$ 55,687

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 13,482	$ 21,044
Accounts payable – related party	12,918
Accrued interest related party	36,398	19,425
Loan-related party	470,000	315,000
TOTAL CURRENT LIABILITIES	532,798	355,469

TOTAL LIABILITIES	532,798	355,469

STOCKHOLDERS' DEFICIT
Preferred stock (10,000,000 Shares Authorized; No Par Value
0 and 0 shares issued and outstanding as at September 30, 2011 and March 31, 2011)	-	-
Common stock (500,000,000 Shares Authorized; No Par Value
135,123,552 and 134,798,552 shares issued and outstanding as at September 30, 2011 and March 31, 2011)	774,845	703,220
Subscription payable	-	-
Deficit accumulated during the development stage	(1,254,627)	(1,003,002)
TOTAL STOCKHOLDERS' DEFICIT	(479,782)	(299,782)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 53,016	$ 55,687

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Six Months Ended September 30, 2011	Six Months Ended September 30, 2010	Cumulative amount from Inception (April 19, 2007) to September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Sales	$ 480	$ 436	$ 680	$ 870	$ 94,898

OPERATING EXPENSES
Amortization and depreciation	2,483	2,318	4,724	4,656	57,715
Advertisement and promotion	1,000	18,691	4,753	274,342	342,275
General and administrative	66,290	43,705	196,416	124,196	696,344
Professional fees	7,956	15,427	28,774	29,549	207,288
TOTAL OPERATING EXPENSES	77,729	80,141	234,667	432,743	1,303,624

OPERATING LOSS	(77,249)	(79,705)	(233,987)	(431,873)	(1,208,726)

OTHER INCOME (EXPENSES)
Interest income	5	69	29	663	3,199
Gain on sale of fixed assets	-	-	-	-	600
Interest expenses	(10,614)	(5,795)	(17,667)	(8,741)	(49,700)
TOTAL OTHER INCOME (EXPENSES)	(10,609)	(5,726)	(17,638)	(8,078)	(45,901)

NET LOSS	$ (87,858)	$ (85,431)	$ (251,625)	$ (439,951)	$ (1,254,627)

Loss per share
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	135,120,699	134,511,052	134,973,074	134,485,172

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from Inception (April 19, 2007) to September 30, 2011

					Stock	Retained	Total
	Preferred Shares		Common Shares		Subscriptions	Earnings	Stockholders'
	Number	Amount	Number	Amount	Payable	(Deficit)	Equity/(Deficit)

Balance at April 19, 2007 (Date of Inception)	-	$ -	-	$ -	$ -	$ -	$ -
Shares issued for cash	-	-	116,015,968	55,130	-	-	55,130
Net loss for the period	-	-	-	-	-	(32,505)	(32,505)

Balance March 31, 2008	-	-	116,015,968	55,130	-	(32,505)	22,625

Stock subscriptions	-	-	-	-	4,875	-	4,875
Shares issued for cash	-	-	17,502,248	151,572	-	-	151,572
Net loss for the period	-	-	-	-	-	(92,111)	(92,111)

Balance March 31, 2009	-	-	133,518,216	206,702	4,875	(124,616)	86,961

Stock cancelled					(4,875)		(4,875)
Stock subscriptions	-	-	-	-	400,000	-	400,000
Shares issued in settlement of convertible debenture	-	-	40,455	32,768	-	-	32,768
Net loss for the period	-	-	-	-	-	(184,480)	(184,480)

Balance March 31, 2010	-	-	133,558,671	239,470	400,000	(309,096)	330,374

Shares issued for cash	-	-	952,381	400,000	(400,000)	-	-
Shares issued for compensation			287,500	63,750			63,750
Net loss for the period	-	-	-	-	-	(693,906)	(693,906)

Balance March 31, 2011	-	-	134,798,552	703,220	-	(1,003,002)	(299,782)

Shares issued for cash	-	-	-	-	-		-
Shares issued for compensation			325,000	71,625	-		71,625
Net loss for the period	-	-	-	-	-	(251,625)	(251,625)

Balance September 30, 2011 (unaudited)	-	$ -	135,123,552	$ 774,845	$ -	$ (1,254,627)	$ (479,782)

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	September 30, 2011	September 30, 2010	Cumulative amount from Inception (April 19, 2007) to September 30, 2011
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (251,625)	$ (439,951)	$ (1,254,627)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	4,724	4,656	57,716
Stock issued for compensation	71,625	-	135,375
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(7,562)	1,702	13,482
Accounts payable – related party	12,918		12,918
Accrued interest on loans-related party	16,973	8,069	45,366
Prepaid expenses	710	(2,584)	-
NET CASH USED IN OPERATING ACTIVITIES	(152,237)	(428,108)	(989,769)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	-	(10,000)
Computer equipment	-	-	(11,526)
Computer software	-	-	(14,446)
Equipment	(15,578)	-	(45,159)
NET CASH USED IN INVESTING ACTIVITIES	(15,578)	-	(81,131)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance	-	-	206,702
Stock subscriptions	-		400,000
Proceeds (payments) from convertible loan-related party			23,800
Proceeds from loan-related party	155,000	215,000	470,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	155,000	215,000	1,100,502

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,815)	(213,108)	29,602

CASH AND CASH EQUIVALENTS
Beginning of year	42,417	332,256	-

End of year	$ 29,602	$ 119,148	$ 29,602

Supplemental disclosures of cash flow information:
Shares issued in settlement of convertible note	$ -	$ -	$ 32,768
Common stock issued to satisfy common stock payable	$ -	$ (400,000)	$ (400,000)

The accompanying notes are an integral part of these financial statements.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30 and the results of operations and cash flows presented herein have been included in the financial statements.  Operating results for the three and six month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. The financial statements should be read in conjunction with the Form 10-K for the year ended March 31, 2011 of the Company.

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

	Six Months Ended September 30, 2011	Six Months Ended September 30, 2010
Net Loss	$ (251,625)	$ (439,951)
Weighted-average number of shares outstanding
Basic	134,973,074	134,485,172
Loss per share
Basic	(0.00)	(0.00)

3.

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

4.

Property and Equipment

The components of the Company’s equipment are presented below:

	September 30, 2011	September 30, 2011	March 31, 2011
Accumulated
Cost	Depreciation	Net	Net

Computer equipment	$9,812	$9,567	$245	$830
Computer software	14,445	14,445	0	0
Equipment	45,159	21,990	23,169	11,730

Total	$69,416	$46,002	$23,414	$12,560

Depreciation expense for the three and six months ended September 30, 2011 and 2010 were $2,483 and $4,724, and $2,318 and $4,656, respectively.

5.

Stockholders’ Deficit

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

On July 8, 2011 the Company issued 37,500 shares of common stock for director compensation for a value of $7,875.  The share price is valued at the adjusted closing price on the date of grant which was $.21 per share.  The compensation agreement calls for a total of 250,000 shares to be issued during a 12 month period.

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

7.

Advance-Related Party

The Company acquired on September 30, 2011 a $20,000 unsecured note payable from a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on September 30, 2013.

The Company acquired on September 2, 2011 a $20,000 unsecured note payable from a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on September 2, 2013.

The Company acquired on August 5, 2011 a $24,000 unsecured note payable from a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on August 5, 2013.

The Company acquired on July 7, 2011 a $40,000 unsecured note payable from a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on July 7, 2013.

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

8.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $1,000 and $4,753, and $18,691 and $274,342 of advertising expense during the three and six months ended September 30, 2011, and 2010, respectively.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended September 30, 2011, as compared to the three and six months ended September 30, 2010. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operation for eCrypt Technologies, Inc. for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010.

Revenue

During the three months ended September 30, 2011, the Company had revenues of $480 as compared to revenues of $436 during the three months ended September 30, 2010, an increase of $44, or approximately 10%. The increase in revenue experienced by the Company was primarily attributable to an increase in eCrypt One on One license sales.

Operating Expenses

During the three months ended September 30, 2011, the Company had operating expenses of $77,729 as compared to operating expenses of $80,141 during the three months ended September 30, 2010, a decrease of $2,412 or approximately 3.01%. The decrease in operating expenses experienced by the Company was primarily attributable to the fact that the Company experienced a decrease in advertisement and promotion and professional fees expenses.

Net Loss

The Company had a net loss of $(87,858) for the three months ended September 30, 2011, as compared to a net loss of $(85,431) for the three months ended September 30, 2010, a change of $2,427 or approximately 2.84%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced a decrease in operating and interest expenses during the six months ended September 30, 2011.

Results of Operation for eCrypt Technologies, Inc. for the Six Months Ended September 30, 2011 Compared to the Six Months Ended September 30, 2010.

Revenue

During the six months ended September 30, 2011, the Company had revenues of $680 as compared to revenues of $870 during the six months ended September 30, 2010, a decrease of $190, or approximately 21.84%. The decrease in revenue experienced by the Company was primarily attributable to a decrease in eCrypt One on One license sales.

Operating Expenses

During the six months ended September 30, 2011, the Company had operating expenses of $234,667 as compared to operating expenses of $432,743 during the six months ended September 30, 2010, a decrease of $198,076 or approximately 45.77%. The decrease in operating expenses experienced by the Company was primarily attributable to the fact that the Company experienced a decrease in advertisement and promotion and professional fees expenses.

Net Loss

The Company had a net loss of $(251,625) for the six months ended September 30, 2011, as compared to a net loss of $(439,951) for the six months ended September 30, 2010, a change of $188,326 or approximately 42.806%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced a decrease in operating and interest expenses during the six months ended September 30, 2011.

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

During the next twelve months, we plan to seek to generate the necessary capital to fund our business operations and complete our desired business activity through sales of our software eCrypt One on One, and subscriptions to our web-based service eCrypt.me.  However, as of the period ended September 30, 2011, we have generated limited revenue through sales of eCrypt One on One.   If we are unable to generate the necessary capital through the sales of these products, we may conduct a private placement offering to seek to raise the necessary working capital to fund our business operations.

The following discussion outlines the state of our liquidity and capital resources as of September 30, 2011:

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of September 30, 2011, we have total current assets of $29,602 as compared to total current assets of $43,127 at March 31, 2011, a decrease of $13,525, or approximately 31.36%; and ii) as of September 30, 2011, we have total assets of $53,016, compared to total assets of $55,687 as of March 31, 2011, a decrease of $2,671, or approximately 4.79%.  The decrease in the Company’s total current assets and total assets from September 30, 2011 to March 31, 2011 was primarily attributable to the fact that the Company utilized available cash for operating expenses.

Cash: As of September 30, 2011, our unaudited balance sheet reflects that we have cash of $29,602, as compared to $42,417 at March 31, 2011, a decrease of $12,815, or approximately 30.2%.  The decrease in the Company’s cash from September 30, 2011 to March 31, 2011 was primarily attributable to the fact that the Company utilized available cash for operating expenses.

Total Current Liabilities

Our unaudited balance sheet reflects that: i) as of September 30, 2011, we have total current liabilities of $532,798 as compared to total current liabilities of $355,469 at March 31, 2011, an increase of $177,329 or approximately 49.89%; and ii) as of September 30, 2011, we have total liabilities of $532,798 as compared to total liabilities of $355,469 at March 31, 2011, an increase of $177,329, or approximately 49.89%.  The increase in the Company’s total current liabilities and total liabilities from September 30, 2011 to March 31, 2011 was primarily attributable to the fact that the Company received a loan from a related party, and realized an increase in its accrued interest on the loan, accounts payable and accrued liabilities.

Cash Flow for the Company for the Six Month Period Ended September 30, 2011 as Compared to the Six Month Period Ended September 30, 2010

Operating Activities During the six month period ended September 30, 2011, the net cash used by the Company in operating activities was $(152,237) as compared to net cash used in operating activities of $(428,108) during the six month period ended September 30, 2010, a change of $275,871 or approximately 64.44%.  The decrease in our net cash used in operating activities was primarily attributable to a decrease in net loss.

Financing Activities During the six month period ended September 30, 2011, the net cash provided by financing activities was $155,000 as compared to net cash provided by financing activities of $215,000 during the six month period ended September 30, 2010, a decrease of $60,000, or approximately 27.9%. The change in net cash provided by financing activities was primarily attributable to the fact that the Company received less cash via multiple loans from a related party.

Investing Activities During the six month period ended September 30, 2011, the net cash used in investing activities was $15,578 as compared to net cash used in investing activities of $nil during the six month period ended September 30, 2010, an increase of $15,578, or 100%. The change in net cash used in investing activities from the six month period ended September 30, 2011 and the six month period ended September 30, 2010 was primarily attributable to an increase in equipment.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.

SCH XBRL Schema Document.

101

CAL XBRL Taxonomy Extension Calculation Linkbase Document.

LAB XBRL Taxonomy Extension Label Linkbase Document.

101

PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101

DEF XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eCRYPT TECHNOLOGIES, INC.

By:  /S/ Brad Lever

Brad Lever, Chief Executive Officer, Chief Financial Officer

November 18, 2011