Form 10-Q
period 2011-12-31
eCrypt Technologies, Inc.
filed 2012-02-21
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of January 31, 2012, the Company had 135,448,552 shares issued and outstanding.

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2011

eCrypt Technologies, Inc.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	March 31,
	2011	2011
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$ 11,971	$ 42,417
Prepaid expenses	-	710
TOTAL CURRENT ASSETS	11,971	43,127

Property and equipment, net	20,898	12,560

TOTAL ASSETS	$ 32,869	$ 55,687

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 19,576	$ 21,044
Accounts payable-related party	7,917	-
Accrued interest related party	49,394	19,425
TOTAL CURRENT LIABILITIES	76,887	40,469

LONG TERM LIABILITIES
Loan-related party	515,000	315,000

TOTAL LIABILITIES	591,887	355,469

STOCKHOLDERS' DEFICIT
Preferred stock (10,000,000 Shares Authorized; No Par Value
0 and 0 shares issued and outstanding as at December 31, 2011 and March 31, 2011)	-	-
Common stock (500,000,000 Shares Authorized; No Par Value
135,448,552 and 134,798,552 shares issued and outstanding as at December 31, 2011 and March 31, 2011)	836,660	703,220

Deficit accumulated during the development stage	(1,395,678)	(1,003,002)
TOTAL STOCKHOLDERS' DEFICIT	(559,018)	(299,782)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 32,869	$ 55,687

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended December 31, 2011	Nine Months Ended December 31, 2010	Cumulative amount from Inception (April 19, 2007) to December 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Sales	$ 505	$ 126	$ 1,185	$ 996	$ 95,403

OPERATING EXPENSES
Amortization and depreciation	2,516	1,966	7,239	6,622	60,232
Advertisement and promotion	1,710	33,428	6,463	307,770	343,985
General and administrative	113,782	47,223	310,198	171,419	810,126
Professional fees	11,247	7,896	40,021	37,445	218,535
TOTAL OPERATING EXPENSES	129,254	90,513	363,921	523,256	1,432,878

OPERATING LOSS	(128,749)	(90,387)	(362,736)	(522,260)	(1,337,475)

OTHER INCOME (EXPENSES)
Interest income	-	20	29	683	3,199
Gain on sale of fixed assets	-	-	-	-	600
Interest expense	(12,302)	(5,970)	(29,969)	(14,711)	(62,002)
TOTAL OTHER INCOME (EXPENSES)	(12,302)	(5,950)	(29,940)	(14,028)	(58,203)

NET LOSS	$ (141,051)	$ (96,337)	$ (392,676)	$ (536,288)	$ (1,395,678)

Loss per share
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	135,405,617	134,511,052	135,117,779	134,497,199

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from Inception (April 19, 2007) to December 31, 2011

					Stock	Deficit Accumulated During the	Total
	Preferred Shares		Common Shares		Subscriptions	Development	Stockholders'
	Number	Amount	Number	Amount	Payable	Stage	Equity/(Deficit)

Balance at April 19, 2007 (Date of Inception)	-	$ -	-	$ -	$ -	$ -	$ -
Shares issued for cash	-	-	116,015,968	55,130	-	-	55,130
Net loss for the period	-	-	-	-	-	(32,505)	(32,505)

Balance March 31, 2008	-	-	116,015,968	55,130	-	(32,505)	22,625

Stock subscriptions	-	-	-	-	4,875	-	4,875
Shares issued for cash	-	-	17,502,248	151,572	-	-	151,572
Net loss for the period	-	-	-	-	-	(92,111)	(92,111)

Balance March 31, 2009	-	-	133,518,216	206,702	4,875	(124,616)	86,961

Stock cancelled					(4,875)		(4,875)
Stock subscriptions	-	-	-	-	400,000	-	400,000
Shares issued in settlement of convertible debenture	-	-	40,455	32,768	-	-	32,768
Net loss for the period	-	-	-	-	-	(184,480)	(184,480)

Balance March 31, 2010	-	-	133,558,671	239,470	400,000	(309,096)	330,374

Shares issued for cash	-	-	952,381	400,000	(400,000)	-	-
Shares issued for compensation			287,500	63,750			63,750

Net loss for the period	-	-	-	-	-	(693,906)	(693,907)

Balance March 31, 2011	-	-	134,798,552	703,220	-	(1,003,002)	(299,782)

Shares issued for cash	-	-	-	-	-	-	-
Shares issued for compensation			650,000	133,440	-	-	133,440
Net loss for the period	-	-	-	-	-	(392,676)	(392,676)

Balance December 31, 2011 (unaudited)	-	$ -	135,448,552	$ 836,660	$ -	$(1,395,678)	$ (559,018)

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	December 31, 2011	December 31, 2010	Cumulative amount from Inception (April 19, 2007) to December 31, 2011
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (392,676)	$ (536,288)	$ (1,395,678)
Adjustments for non-cash items:
Depreciation and amortization	7,239	6,622	60,232
Stock issued for compensation	133,440	-	197,190

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,468)	(537)	19,576
Accounts payable related party	7,917	-	7,917
Accrued interest on loans-related party	29,970	13,738	58,364
Prepaid expenses	710	(1,888)	-
NET CASH USED IN OPERATING ACTIVITIES	(214,868)	(518,353)	(1,052,400)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	-	(10,000)
Computer equipment	-	-	(11,526)
Computer software	-	-	(14,445)
Equipment	(15,578)	-	(45,160)
NET CASH USED IN INVESTING ACTIVITIES	(15,578)	-	(81,131)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance	-	-	206,702
Stock subscriptions	-	-	400,000
Proceeds (payments) from convertible loan-related party			23,800
Proceeds from loan-related party	200,000	215,000	515,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	200,000	215,000	1,145,502

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,446)	(303,353)	11,971

CASH AND CASH EQUIVALENTS
Beginning of year	42,417	332,256	-

End of period	$ 11,971	$ 28,903	$ 11,971

Supplemental disclosures of cash flow information:
Shares issued in settlement of convertible note	$ -	$ -	$ 32,768
Common stock issued to satisfy common stock payable	$ -	$ (400,000)	$ (400,000)

The accompanying notes are an integral part of these financial statements.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2011, and the results of operations and cash flows presented herein have been included in the financial statements.  Operating results for the three and nine month periods ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. The financial statements should be read in conjunction with the Form 10-K for the year ended March 31, 2011 of the Company.

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

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, highly liquid short-term investments, accounts payable and accrued liabilities, stockholder loans.  The Company does not hold or issue financial instruments for trading purposes and does not hold any derivative financial instruments.

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

	Nine Months Ended December 31, 2011	Nine Months Ended December 31, 2010
Net loss	$ (392,676)	$ (536,288)
Weighted-average number of shares outstanding
Basic	135,117,779	134,497,199
Loss per share
Basic	(0.00)	(0.00)

3.

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

4.

Property and Equipment

The components of the Company’s equipment are presented below:

		December 31, 2011	December 31, 2011	March 31, 2011
		Accumulated
	Cost	Depreciation	Net	Net

Computer equipment	$9,812	$9,812	$0	$830
Computer software	14,445	14,445	0	0
Equipment	45,158	24,260	20,898	11,730

Total	$69,415	$48,517	$20,898	$12,560

Depreciation expense for the three and nine months ended December 31, 2011 and 2010 was $2,515 and $7,239, and $1,966 and $6,622, respectively.

5.

Stockholders’ Deficit

a)

Authorized:

500,000,000 Common shares with no par value

10,000,000 Preferred shares with no par value; none issued or outstanding:

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

During the year ended March 31, 2011, the Company effected the following stock transactions:

On April 19, 2010, the Company entered into a private placement agreement that would offer up to 952,381 units which consists of a subscription agreement and three warrants, Warrant #1 offers the holder to purchase 952,381 shares of the Corporation’s common stock at a price of $0.42 per share at any time within a 24 month period from the date of closing.

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

On February 9, 2011, the Company issued 250,000 shares of common stock for director compensation for a value of $52,500.  The share price is valued at the adjusted closing price on the date of grant which was $0.21 per share.  The compensation agreement calls for a total of 1,000,000 shares to be issued during a 12 month period.

On February 15, 2011, the Company issued 37,500 shares of common stock for director compensation for a value of $11,250.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.30 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period.

On June 23, 2011, the Company issued 250,000 shares of common stock for director compensation for a value of $50,000.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.20 per share.  The compensation agreement calls for a total of 1,000,000 shares to be issued during a 12 month period.

On June 23, 2011, the Company issued 37,500 shares of common stock for director compensation for a value of $6,941.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.1851 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period.

On July 8, 2011, the Company issued 37,500 shares of common stock for director compensation for a value of $7,875.  The share price is valued at the adjusted closing price on the date of grant which was

$0.21 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period.

On October 9, 2011, the Company issued 250,000 shares of common stock for director compensation for a value of $41,250. The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.165 per share. The compensation agreement calls for a total of 1,000,000 shares to be issued during a 12 month period.

On October 15, 2011, the Company issued 37,500 shares of common stock for director compensation for a value of $6,375. The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.17 per share. The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period.

On November 8, 2011, the Company issued 37,500 shares of common stock for director compensation for a value of $21,000.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.56 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period.

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

7.

Loan-Related Party

The Company acquired on December 6, 2011 a $20,000 unsecured note payable from a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on December 6, 2013.

The Company acquired on October 19, 2011 a $25,000 unsecured note payable from a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on October 19, 2013.

The Company acquired on September 30, 2011 a $20,000 unsecured note payable from a shareholder.  The note bears interest at 10%, compounded anually, matures in two years on September 30, 2013.

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

The Company acquired a $100,000 advance during the month of January 2011 from a shareholder.  The advance was unsecured, non-interest bearing and due in six months. On June 24, 2011 the loan was modified to bear interest at 10%, compounded annually, and extended to mature in two years on June 24, 2013.

The Company acquired on May 18, 2010 a $215,000 unsecured note payable from a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on May 18, 2012.

8.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $1,710 and $6,463, and $33,428 and $307,770 of advertising expense during the three and nine months ended December 31, 2011, and 2010, respectively.

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

10.

Subsequent Events

The Company acquired on January 11, 2012 a $38,000 unsecured note payable from a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on January 11, 2014.

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

Currently, eCrypt develops and sells device-based encryption and security software and web-based encryption services for Personal Digital Assistants (“PDAs”), wireless handheld devices, laptop and desktop computers, pocket computers, cellular phones, smartphones, and other file storage devices. The Company has developed, and is now selling via its eCommerce website, its first product to market, recently renamed eCrypt One on One, encryption software for email on BlackBerry® smartphones; as of December 31, 2011, the Company had earned limited revenue from sales of eCrypt One on One. The Company has also launched its web-based solution, eCrypt.me, a secure email, and file storage service.

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

Over the next twelve (12) months, eCrypt will continue developing new products and existing product enhancements and strengthening strategic alliances. In particular, eCrypt plans to launch User Interfaces for the access to eCrypt.me alternate to using a web browser for Android and BlackBerry smartphones. The Company has also commenced research for development of other security software.

In addition to the foregoing, in an effort to advance the business operations of the Company, over the next twelve (12) months the Company plans to undertake the following actions in the order in which they are listed:

1.

complete development of eCrypt.me for Android;

2.

commence and complete testing of eCrypt.me for Android;

3.

commence distribution of eCrypt.me for Android; and

4.

commence and complete development of eCrypt.me for BlackBerry smartphones..

The foregoing business actions are goals of the Company.  There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended December 31, 2011, as compared to the three and nine months ended December 31, 2010. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operation for eCrypt Technologies, Inc. for the Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010.

Revenue

During the three months ended December 31, 2011, the Company had revenues of $505 as compared to revenues of $126 during the three months ended December 31, 2010, an increase of $379, or approximately 300.79%. The increase in revenue experienced by the Company was primarily attributable to the commercialization of eCrypt.me.

Operating Expenses

During the three months ended December 31, 2011, the Company had operating expenses of $129,254 as compared to operating expenses of $90,513 during the three months ended December 31, 2010, an increase of $38,741 or approximately 42.8%. The increase in operating expenses experienced by the

Company was primarily attributable to an increase in general and administrative expenses.

Net Loss

The Company had a net loss of $(141,051) for the three months ended December 31, 2011, as compared to a net loss of $(96,337) for the three months ended December 31, 2010, a change of $44,714 or approximately 46.4%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating and interest expenses during the three months ended December 31, 2011.

Results of Operation for eCrypt Technologies, Inc. for the Nine Months Ended December 31, 2011 Compared to the Nine Months Ended December 31, 2010.

Revenue

During the nine months ended December 31, 2011, the Company had revenues of $1,185 as compared to revenues of $996 during the nine months ended December 31, 2010, an increase of $189, or approximately 18.98%. The increase in revenue experienced by the Company was primarily attributable to the commercialization of eCrypt.me.

Operating Expenses

During the nine months ended December 31, 2011, the Company had operating expenses of $363,921 as compared to operating expenses of $523,256 during the nine months ended December 31, 2010, a decrease of $159,335 or approximately 30.45%. The decrease in operating expenses experienced by the Company was primarily attributable to the fact that the Company experienced a decrease in advertisement and promotion expenses.

Net Loss

The Company had a net loss of $(392,676) for the nine months ended December 31, 2011, as compared to a net loss of $(536,288) for the nine months ended December 31, 2010, a change of $143,612 or approximately 26.8%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced a decrease in operating and interest expenses during the nine months ended December 31, 2011.

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

During the next twelve months, we plan to seek to generate the necessary capital to fund our business operations and complete our desired business activity through sales of our software eCrypt One on One, and subscriptions to our web-based service eCrypt.me.  However, as of the period ended December 31,

2011, we have generated limited revenue through sales of eCrypt One on One and subscriptions to eCrypt.me.   If we are unable to generate the necessary capital through the sales of these products, we may conduct a private placement offering to seek to raise the necessary working capital to fund our business operations.

The following discussion outlines the state of our liquidity and capital resources as of December 31, 2011:

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of December 31, 2011, we have total current assets of $11,971 as compared to total current assets of $43,127 at March 31, 2011, a decrease of $31,156, or approximately 72,24%; and ii) as of December 31, 2011, we have total assets of $32,869, compared to total assets of $55,687 as of March 31, 2011, a decrease of $22,818, or approximately 40.98%.  The decrease in the Company’s total current assets and total assets from December 31, 2011 to March 31, 2011 was primarily attributable to the fact that the Company utilized available cash for operating expenses.

Cash: As of December 31, 2011, our unaudited balance sheet reflects that we have cash of $11,971, as compared to $42,417 at March 31, 2011, a decrease of $30,446, or approximately 71.78%.  The decrease in the Company’s cash from December 31, 2011 to March 31, 2011 was primarily attributable to the fact that the Company utilized available cash for operating expenses.

Total Current Liabilities

Our unaudited balance sheet reflects that: i) as of December 31, 2011, we have total current liabilities of $76,887 as compared to total current liabilities of $40,469 at March 31, 2011, an increase of $36,418 or approximately 90%; and ii) as of December 31, 2011, we have total liabilities of $591,887 as compared to total liabilities of $355,469 at March 31, 2011, an increase of $236,418 or approximately 66.51%.  The increase in the Company’s total current liabilities and total liabilities from December 31, 2011 to March 31, 2011 was primarily attributable to the fact that the Company received a loan from a related party, and realized an increase in its accrued interest on the loan, accounts payable and accrued liabilities.

Cash Flow for the Company for the Nine Month Period Ended December 31, 2011 as Compared to the nine Month Period Ended December 31, 2010

Operating Activities During the nine month period ended December 31, 2011, the net cash used by the Company in operating activities was $(214,868) as compared to net cash used in operating activities of $(518,353) during the nine month period ended December 31, 2010, a change of $303,485 or approximately 58.55%.  The decrease in our net cash used in operating activities was primarily attributable to a decrease in net loss.

Financing Activities During the nine month period ended December 31, 2011, the net cash provided by financing activities was $200,000 as compared to net cash provided by financing activities of $215,000 during the nine month period ended December 31, 2010, a decrease of $15,000, or approximately 6.98%. The change in net cash provided by financing activities was primarily attributable to the fact that the Company received less cash via multiple loans from a related party.

Investing Activities During the nine month period ended December 31, 2011, the net cash used in investing activities was $15,578 as compared to net cash used in investing activities of $nil during the nine month period ended December 31, 2010, an increase of $15,578, or 100%. The change in net cash used in investing activities from the nine month period ended December 31, 2011 and the nine month period ended December 31, 2010 was primarily attributable to an increase in equipment.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2011, that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 9, 2011, the Company issued 250,000 shares of common stock for director compensation for a value of $41,250. The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.165 per share. The compensation agreement calls for a total of 1,000,000 shares to be issued during a 12 month period; a total of 750,000 shares have been issued under the compensation agreement.  The shares were not registered under the Securities Act of 1933 in reliance upon the exemptions from registration contained in Section 4(2).

On October 15, 2011, the Company issued 37,500 shares of common stock for director compensation for a value of $6,375. The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.17 per share. The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period; a total of 112,500 shares have been issued under the compensation agreement.  The shares were not registered under the Securities Act of 1933 in reliance upon the exemptions from registration contained in Section 4(2).

On November 8, 2011, the Company issued 37,500 shares of common stock for director compensation for a value of $21,000.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.56 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period; a total of 37,500 shares have been issued under the compensation agreement.  The shares were not registered under the Securities Act of 1933 in reliance upon the exemptions from registration contained in Section 4(2).

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

101

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

February 20, 2012