Form 10-K
period 2012-03-31
eCrypt Technologies, Inc.
filed 2012-06-11
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[  ]Yes   [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $3,453,884.

As of June 7, 2012, the Company had 135,773,552 shares issued and outstanding.

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

Currently, eCrypt develops and sells device-based encryption and security software and web-based encryption services for Personal Digital Assistants (“PDAs”), wireless handheld devices, laptop and desktop computers, pocket computers, cellular phones, smartphones, and other file storage devices. The Company has developed, and is now selling via its eCommerce website, its first product to market, eCrypt One on One, encryption software for email on BlackBerry® smartphones; as of March 31, 2012, the Company had earned limited revenue from sales of eCrypt One on One. The Company is also currently selling subscriptions to its web-based solution, eCrypt Me, a secure email, secure file storage, and secure file sharing service.

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

Research and Development

Over the next twelve (12) months, eCrypt plans to continue developing new products and existing product enhancements and strengthening strategic alliances.  In particular, eCrypt plans to add features to its web-based solution, eCrypt Me, as well as commence the development of additional mobile phone apps for the service.  The Company will also commence with the development of an appliance-based data encryption solution.

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

Customers and Marketing

Customers

To date, the Company has sold limited licenses of its encryption software to customers located globally.  Based on market research conducted in May of 2010, the Company estimates that its customers are individuals and entrepreneurs in need of device-based encryption and security software for BlackBerry®smartphones.  To date the Company has sold limited subscriptions to its web-based service, eCrypt Me.  The Company anticipates that initially its customers for eCrypt Me will be individuals and entrepreneurs in need of affordable and versatile encryption solutions for any or a combination of PDAs, wireless handheld devices, laptop and desktop computers, pocket computers, cellular phones, smartphones, and other file storage devices.   Furthermore, the Company anticipates that a majority of its customers will be small to medium sized businesses, especially those in industries affected by data security regulations such as HIPAA, as these companies traditionally use POP email to send their clients’ sensitive information and that sensitive information then resides with a service provider.  Additionally, within larger organizations we anticipate the sale of our technology to be utilized by management, C-level personnel, human resource departments, and special project groups, where email communications must be kept confidential from internal leakage.   We also anticipate sales of our products to consumers who are aware of and concerned about privacy and security risks of the internet and digital communications.

Marketing

Over the next twelve months, the Company anticipates that it will begin commencing a comprehensive marketing campaign through a variety of traditional and non-traditional media.

The Company anticipates that it will initially make efforts to market its product(s) on the internet, using the Company’s website (www.ecryptinc.com), on social networking sites such as Twitter and Facebook, on online marketplaces such as the BlackBerry®App World and Apple App Store, and on technology and security related blogs such as Wired.com and Techvibes.com and SearchSecurity.com.  Additionally, the Company will list its software, eCrypt One on One in Research In Motion’s BlackBerry® Solutions Catalogue, and explore joint marketing opportunities. Additionally the Company will seek to place advertisements in various lifestyle, technology, and business magazines. The Company will also continue to develop its relationship with RIM and engage in cooperative marketing, and also build on relationships previously established at WES (the “Wireless Enterprise Smposium”) with the major global wireless carriers and other BlackBerry® smartphone resellers.  Furthermore, the Company will continue developing affinity programs for groups such as the Online Therapy Institute.

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

eCrypt’s web-based encryption service, eCrypt Me, faces direct competition from six primary sources: i) CryptoHeaven,, ii) NeoCertified, iii) PGP, provided by Symantec Corp, iv) Voltage Security, v) Entrust, and vi) Hushmail.  CryptoHeaven currently offers secure email, secure online storage, secure chat, secure web forms, and off-site backup services and NeoCertified currently offers secure email, and secure statements services, both similar to our eCrypt Me service.  PGP is a popular and established encryption solution utilized in a variety of services similar to eCrypt Me. Voltage and Entrust offer security solutions for businesses similar to eCrypt Me, while Hushmail offers a secure email subscription service similar to eCrypt Me.

Although there is no assurance that we will be able to successfully compete with these organizations, we believe because of eCrypt Me’s functionality, versatility, and ease of use that we will be able to successfully compete with our competitors.

Intellectual Property and Agreements

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

With the assistance of Steptoe & Johnson, eCrypt determined that an export authorization is not required for its web-based encryption service, eCrypt Me.

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

eCrypt owns the following internet domain names: ecryptinc.com, ecryptinc.ca, ecryptinc.org, ecryptinc.net, ecryptinc.cc,  ecryptinc.mobi, controliskey.com, ecrypt.me, ecrypt.it, ecrypt.info, ecrypt.us ecryptme.com, privacynowtv.com, privacynow.tv,  yourprivacyisourbusiness.com.

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

MINE SAFETY DISCLOSURES.

Not Applicable.

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

	(U.S. $)

2010	HIGH	LOW
Quarter Ended March 31	$1.25	$0.41
Quarter Ended June 30	$0.68	$0.19
Quarter Ended September 30	$0.34	$0.01
Quarter Ended December 31	$0.205	$0.0001

2011	HIGH	LOW
Quarter Ended March 31	$0.23	$0.0001
Quarter Ended June 30	$0.326	$0.12
Quarter Ended September 30	$0.12	$0
Quarter Ended December 31	$1.06	$0.145

2012	HIGH	LOW
Quarter Ended March 31	$0.65	$0.022

Holders

As of June 7, 2012 there were 135,773,552 shares of common stock issued and outstanding and approximately 14 shareholders of record.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2012 or 2011.  There are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors and the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

Overview & Plan of Operation

eCrypt Technologies, Inc. was incorporated in the State of Colorado on April 19, 2007.  The Company provides encryption solutions which secure the transmission of, storage of, and access to digital information. Currently the Company is a developmental stage Company.  Over the next twelve (12) months, eCrypt will continue developing new products and existing product enhancements and strengthening strategic alliances. In particular, eCrypt plans to launch additional mobile apps for its web-based encryption service, eCrypt Me. The Company has also commenced research for development of an appliance-based encryption solution.

In addition to the foregoing, in an effort to advance the business operations of the Company, over the next twelve (12) months the Company plans to undertake the following actions in the order in which they are listed:

1

complete development of downloadable User Interfaces for the access to eCrypt Me alternate to using a web browser;, for Android and BlackBerry smartphones.

2

commence and complete testing of  these Interfaces;

3

commence distribution of the Interfaces;

4

commence and complete development of enhancements to eCrypt Me; and

5

commence and complete development of an appliance-based encryption solution.

The foregoing business actions are goals of the Company.  There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended March 31, 2012 as compared to the fiscal year ended March 31, 2011. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operation for eCrypt Technologies, Inc. for the Fiscal Year Ended March 31, 2012 Compared to the Fiscal Year Ended March 31, 2011.

Revenue

Revenue.  During the fiscal year ended March 31, 2012, the Company had revenues of $2,612 as compared to revenues of $1,795 during the fiscal year ended March 31, 2011, an increase of $817, or approximately 45.5%. The increase in revenue experienced by the Company was primarily attributable to the fact that the Company sold subscriptions to its eCrypt Me service.

Operating Expenses

Operating Expenses.  During the fiscal year ended March 31, 2012, the Company had operating expenses of $653,665 as compared to operating expenses of $675,673 during the fiscal year ended March 31, 2011, a decrease of approximately $22,008 or 3.26%. The decrease in operating expenses experienced by the Company was primarily attributable to a decrease in advertising and promotion expenses experienced by the Company.

Net Loss

Net Loss.  The Company had a net loss of $(696,221) for the fiscal year ended March 31, 2012 as compared to a net loss of $(693,906) for the fiscal year ended March 31, 2011, a change of $2,315 or approximately 0.334%.  The change in net loss experienced by the Company was primarily attributable to a decrease in operating expenses and an increase in interest expenses experienced by the Company.

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

During the next twelve months, we plan to seek to generate the necessary capital to fund our business operations and complete our desired business activity through sales of our software eCrypt One on One, and subscriptions to our web-based service eCrypt Me.  However, as of the period ended March 31, 2012, we

have generated limited revenue through sales of eCrypt One on One and subscriptions to eCrypt Me.   If we are unable to generate the necessary capital through the sales of these products, we may conduct a private placement offering to seek to raise the necessary working capital to fund our business operations.

The following discussion outlines the state of our liquidity and capital resources for the fiscal year ended March 31, 2012, compared to the fiscal year ended March 31, 2011:

Total Current Assets & Total Assets

Our audited balance sheet reflects that: i) as of March 31, 2012, we have total current assets of $73,197, as compared to total current assets of $43,127 as of March 31, 2011, an increase of $30,070, or approximately 69.72%; and ii) as of March 31, 2012, we have total assets of $91,850, compared to total assets of $55,687 as of March 31, 2011, an increase of $36,163, or approximately 64.94%.  The increase in the Company’s total current assets and total assets from March 31, 2011 to March 31, 2012 was primarily attributable to an increase in the Company’s cash.

Cash: As of March 31, 2012, our audited balance sheet reflects that we have cash of $73,197, as compared to $42,417 at March 31, 2011, an increase of $30,780, or approximately 72.565%.  The increase in the Company’s cash and short term investments from March 31, 2011 to March 31, 2012 was primarily attributable to the fact that during the period ended March 31, 2012 the Company received loans from a related and third party for operational expenses.

Total Current Liabilities & Total Liabilities

As of March 31, 2012, our audited balance sheet reflects that we have total current liabilities of $291,249 as compared to total current liabilities of $21,044 at March 31, 2011, an increase of $270,205, or approximately 1,284%. We have total liabilities of $751,787 as compared to total liabilities of $355,469 at March 31, 2011, an increase of $396,318, or approximately 111.49%.  The increase in the Company’s total liabilities from March 31, 2011 to March 31, 2012 was primarily attributable to the fact that the Company obtained  loans from a related and third party during the period ended March 31, 2012.

Cash Flow for the Company for the Fiscal Year Ended March 31, 2012 as Compared to the Fiscal Year Months Ended March 31, 2011

Operating Activities During the fiscal year ended March 31, 2012, the net cash used by the Company in operating activities was $291,606, as compared to net cash used in operating activities of $603,839 during the fiscal year ended March 31, 2011, a change of $312,233.  The decrease in net cash used in operating activities was primarily attributable to an increase in net loss and increase in stock based compensation.

Investing Activities During the fiscal year ended March 31, 2012, the net cash used by the Company in investing activities was $15,578, as compared to net cash used in investing activities of $1,000 during the fiscal year ended March 31, 2011, a change of $14,578. The change in net cash used by investing activities was primarily attributable to an increase in spending on equipment.

Financing Activities During the fiscal year ended March 31, 2012, the net cash provided by financing activities was $337,964, as compared to net cash provided by financing activities of $315,000 during the fiscal year ended March 31, 2011, an increase of $22,964, or approximately 7.29%. The change in net cash provided by financing activities was primarily attributable to the fact that during the fiscal year ended March 31, 2012, the Company obtained loans totaling $337,964.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

eCRYPT TECHNOLOGIES, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED MARCH 31, 2012 and 2011

Page
Report of Independent Registered Public Accounting Firm	16
Balance Sheets	17 – 18
Statements of Operations	19
Statement of Stockholders’ Equity (Deficit)	20 – 21
Statements of Cash Flows	22 – 23
Notes to Financial Statements	24 – 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

eCrypt Technologies, Inc.

We have audited the accompanying balance sheets of eCrypt Technologies, Inc. (A Development Stage Company) as of March 31, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from inception (April 19, 2007) to March 31, 2012. eCrypt Technologies, Inc., is management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eCrypt Technologies, Inc. (A Development Stage Company) as of March 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and from inception (April 19, 2007) to March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

June 5, 2012

2580 Anthem Village Dr., Henderson, NV  89052

Telephone (702) 563-1600 ●  Facsimile (702) 920-8049

Member Firm with

                            Russell Bedford International

eCrypt Technologies, Inc.
(A Development Stage Company)
BALANCE SHEETS
(Audited)
	March 31,	March 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash	$73,197	$42,417
Prepaid expenses	-	710
TOTAL CURRENT ASSETS	73,197	43,127

Property and equipment, net	18,653	12,560

TOTAL ASSETS	$91,850	$55,687

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$16,884	$21,044
Accounts payable-related party	17,317	-
Accrued interest on loan-related party	42,048	-
Loan-related party	215,000	-
TOTAL CURRENT LIABILITIES	291,249	21,044

LONG TERM LIABILITIES
Loan	$99,964	-
Loan-related party	338,000	315,000
Accrued interest on loan	1,065	-
Accrued interest on loan-related party	21,509	19,425
TOTAL LONG TERM LIABILITIES	460,538	334,425

TOTAL LIABILITIES	751,787	355,469

STOCKHOLDERS' DEFICIT
Preferred stock (10,000,000 Shares Authorized; No Par Value
0 and 0 shares issued and outstanding as at March 31, 2012 and 2011)	-	-
Common stock (500,000,000 Shares Authorized; No Par Value;
135,411,052 and 134,798,552 shares issued and outstanding as at March 31, 2012 and 2011)	815,661	703,220

Stock subscription payable	178,625	-
Additional paid in capital	45,000	-
Deficit accumulated during the development stage	(1,699,223)	(1,003,002)

TOTAL STOCKHOLDERS' DEFICIT	(659,937)	(299,782)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$91,850	$55,687

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
	(Audited)

	Twelve Months Ended March 31, 2012	Twelve Months Ended March 31, 2011	Cumulative Amount from Inception (April 19, 2007) to March 31, 2012

REVENUES
Sales	$2,612	$1,795	$96,830

OPERATING EXPENSES
Amortization and depreciation	9,485	8,496	62,477
Advertisment and promotion	13,565	308,348	351,087
General and administrative	576,979	302,863	1,076,907
Professional fees	53,636	55,966	232,150
TOTAL OPERATING EXPENSES	653,665	675,673	1,722,621

OPERATING LOSS	(651,053)	(673,878)	(1,625,791)

OTHER INCOME (EXPENSES)
Interest expense	(45,198)	(20,822)	(77,231)
Gain on sale of fixed asset	-	-	600
Interest income	30	794	3,199
TOTAL OTHER INCOME (EXPENSES)	(45,168)	(20,028)	(73,432)

NET LOSS	$(696,221)	$(693,906)	$(1,699,223)

Loss per share
Basic	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	135,185,164	134,540,170

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from Inception (April 19, 2007) to March 31, 2012
(Audited)

							Accumulated Deficit
	Preferred Shares		Common Shares		Additional Paid-in-	Subscriptions	During Development	Total Stockholders'
	Number	Amount	Number	Amount	capital	Payable	Stage	Equity (Deficit)
Balance at April 19, 2007 (Date of Inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Shares issued	-	-	116,015,968	55,130	-	-	-	55,130

Net loss for the period	-	-	-	-	-	-	(32,505)	(32,505)

Balance - March 31, 2008	-	-	116,015,968	55,130	-	-	(32,505)	22,625

Stock subscriptions	-	-	-	-	-	4,875	-	4,875

Shares issued	-	-	17,502,248	151,572	-	-	-	151,572

Net loss for the period	-	-	-	-	-	-	(92,111)	(92,111)

Balance - March 31, 2009	-	-	133,518,216	206,702	-	4,875	(124,616)	86,961

Stock cancelled	-	-	-	-	-	(4,875)	-	(4,875)

Stock subscriptions	-	-	-	-	-	400,000	-	400,000

Shares issued	-	-	40,455	32,768	-	-	-	32,768

Net loss for the period	-	-	-	-	-	-	(184,480)	(184,480)

Balance - March 31, 2010	-	-	133,558,671	239,470	-	400,000	(309,096)	330,374

Shares issued for cash	-	-	952,381	400,000	-	(400,000)	-	-

Shares issued for compensation	-	-	287,500	63,750	-	-	-	63,750.00

Net loss for the period	-	-	-	-	-	-	(693,906)	(693,906.00)

Balance - March 31, 2011	-	-	134,798,552	703,220	-	-	(1,003,002)	(299,782)

Shares issued for compensation	-	-	612,500	112,441	-	-	-	112,441

Share subscription	-	-	-	-	-	178,625	-	178,625

Stock option rights to Director, Thomas Trkla	-	-	-	-	45,000	-	-	45,000

Net loss for the period	-	-	-	-	-	-	(696,221)	(696,221)

Balance - March 31, 2012	-	$ -	135,411,052	$ 815,661	$ 45,000	$ 178,625	$ (1,699,223)	$ (659,937)

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Audited)

	Twelve Months Ended	Twelve Months Ended	Cumulative Amount from Inception (April 19, 2007) to
	March 31, 2012	March 31, 2011	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(696,221)	$(693,906)	$(1,699,223)
Adjustments for non-cash items:
Amortization and depreciation	9,485	8,496	62,477
Stock issued for compensation	291,066	63,750	354,816
Stock option based compensation	45,000	-	45,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(4,160)	(1,004)	16,885
Accounts payable-related party	17,317	-	17,317
Interest on loan	1,065	-	1,065
Interest on loan-related party	44,132	19,425	72,527
Prepaid expenses	710	(600)	-
NET CASH USED IN OPERATING ACTIVITIES	(291,606)	(603,839)	(1,129,137)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	-	(10,000)
Computer equipment	-	-	(11,526)
Computer software	-	-	(14,446)
Equipment	(15,578)	(1,000)	(45,160)
NET CASH USED IN INVESTING ACTIVITIES	(15,578)	(1,000)	(81,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance	-	-	206,702
Stock subscriptions	-	-	400,000
Proceeds from convertible loan-related party	-		23,800
Proceeds from loan	99,964	-	99,964
Proceeds from loan-related party	238,000	315,000	553,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	337,964	315,000	1,283,466

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,780	(289,839)	73,197

CASH AND CASH EQUIVALENTS
Beginning of year	42,417	332,256	-

End of year	$ 73,197	$42,417	$73,197

Supplemental disclosures of cash flow information:
Shares issued in settlement of convertible note	$-	$-	$32,768
Common stock issued to satisfy common stock payable	$-	$(400,000)	$(400,000)

The accompanying notes are an integral part of these financial statements.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

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

The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities”, the Company is considered a development stage company.

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

(AUDITED)

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

Stock-Based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

(AUDITED)

2.

Significant Accounting Policies (cont’d)

Related Parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.  Parties are also considered to be related if they are subject to common control or common significant influence.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, highly liquid short-term investments, accounts payable and accrued liabilities, stockholder loans and a third party note payable.  The Company does not hold or issue financial instruments for trading purposes and does not hold any derivative financial instruments.

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

(AUDITED)

	2012	2011
Net loss	$ (696,221)	$ (693,906)

Weighted-average number of shares outstanding
Basic	135,185,164	134,540,170

Loss per share
Basic	(0.01)	(0.01)

3.

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

4.

Property and Equipment

The components of the Company’s equipment are presented below:

		2012		2011
	Cost	Accumulated Depreciation	Net	Accumulated Depreciation	Net

Computer equipment	$9,812	$9,812	$0	$8,982	$830
Computer software	14,445	14,445	$0	14,445	0
Equipment	45,159	26,506	$18,653	17,851	11,730

	$69,416	$50,763	$18,653	$41,278	$12,560

Depreciation and amortization expense for the years ended March 31, 2012 and 2011 was $9,485 and $8,496, respectively.

5.

Stockholders’ Equity

Authorized:

500,000,000 Common shares with no par value

10,000,000 Preferred shares with no par value

During the year ended March 31, 2008, the Company effected the following stock transactions:

The Company issued a total of 116,015,968 shares of the Company’s no par value common stock in exchange for cash of $55,130.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

(AUDITED)

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

(AUDITED)

On February 15, 2011, the Company issued 37,500 shares of common stock for director compensation for a value of $11,250.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.30 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period.

On June 23, 2011, the Company issued 250,000 shares of common stock for director compensation for a value of $50,000.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.204 per share.  The compensation agreement calls for a total of 1,000,000 shares to be issued during a 12 month period.

On June 23, 2011, the Company issued 37,500 shares of common stock for director compensation for a value of $6,941.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $.01851 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period.

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

On October 15, 2011, the Company issued 37,500 shares of common stock for director compensation for a value of $6,375.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $.0.17 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period.

On November 8, 2011, the Company issued 37,500 shares of common stock for director compensation for a value of $21,000.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.56 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period.

On February 9, 2012, the Company issued 250,000 shares of common stock for director compensation for a value of $117,500.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.47 per share.  The compensation agreement calls for a total of 1,000,000 shares to be issued during a 12 month period.

On February 15, 2012, the Company issued 37,500 shares of common stock for director compensation for a value of $22,875.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $.0.61 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period.

On March 8, 2012, the Company issued 37,500 shares of common stock for director compensation for a value of $17,250.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.46 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

(AUDITED)

During the period March 31, 2012, Company had authorized the issuance of 362,500 shares for a total value of $178,625 as disclosed above. However the Company has not issued the stock and hence the said stock is reclassed as stock payable under the Statement of stockholders’ equity.

6.      Warrants

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

	Number of Warrants	Weighted-Average Exercise Price per share	Weighted- Average Remaining Life (Years)
Outstanding at as at 4.01.2011	5,476,191	$ 0.43	1.00
Granted	0	$ NA	NA
Exercised	0	$ NA	NA
Cancelled	0	$ NA	NA
Outstanding at as at 03.31.2012	5,476,191	$ 0.43	0.04
Exercisable at 03.31.2012	5,476,191	$ 0.43

(1) All warrants expire on April 19, 2012.

7.       Stock options

As approved by the Board of Directors, on February 16, 2012 the company granted a non-qualified stock option to its newly appointed director, Thomas Trkla as compensation for his services. The agreement calls for three hundred thousand (300,000) shares of restricted common stock for a price equal to $0.30 per share (Exercise Price), vested over a ten year period thereafter. The option shall be exercised during the 12 month period. As at March 31, 2012, the director has not exercised any right. The total fair value of these options at the date of grant was estimated to be $180,000 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 1.99%, a dividend yield of 0% and expected volatility of 419% . Out of this $45,000 was recorded as a stock based compensation expense for current year based on seventy five thousand (75,000) options vested.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

(AUDITED)

	Number of Options	Weighted-Average Exercise Price per share	Weighted- Average Remaining Life (Years)
Outstanding at as at 4.01.2011	-	$ NA	NA
Granted	300,000	$ 0.30	10
Exercised	0	$ NA	NA
Cancelled	0	$ NA	NA
Outstanding at as at 03.31.2012	300,000	$ 0.30	9.88
Exercisable at 03.31.2012	75,000	$ 0.30

8.

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

On March 15, 2010, the Company authorized the issuance of 40,455 of common shares for the share price of $0.81 per share for a convertible debenture dated July 2, 2007.  The shares were issued on March 30, 2010 for $32,769 and the conversion of the debenture. The loan consisted of face value of $23,800 and interest of $8,969.

9.

Advance-Related Party

The Company issued on January 11, 2012 a $38,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on January 11, 2014.

The Company issued on December 6, 2011 a $20,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on December 6, 2013.

The Company issued on October 19, 2011 a $25,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on October 19, 2013.

The Company issued on September 30, 2011 a $20,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on September 30, 2013.

The Company issued on September 2, 2011 a $20,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on September 2, 2013.

The Company issued on August 5, 2011 a $24,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on August 5, 2013.

The Company issued on July 7, 2011 a $40,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on July 7, 2013.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

(AUDITED)

The Company issued on May 9, 2011 a $36,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on May 9, 2013.

The Company issued on April 29, 2011 a $15,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on April 29, 2013.

The Company issued a $100,000 advance during the month of January 2011 to shareholder.  The advance was unsecured, non-interest bearing and due in six months. On June 24, 2011 the loan was modified to bear interest at 10%, compounded annually, and extended to mature in two years on June 24, 2013.

The Company issued on May 18, 2010 a $215,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on May 18, 2012.

Interest expense for the years ended March 31, 2012 and 2011 was $14,169 and $19,425, respectively.

10.

Note Payable

The Company issued on February 21, 2012 a $99,964.06 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in two years on February 21, 2014. Interest expense for the years ended March 31, 2012 and 2011 was $1,065 and $Nil respectively.

11.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $13,565, and $308,348 of advertising expense during the years ended March 31, 2012, and 2011, respectively.

12.

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

13.

Income Taxes

At March 31, 2012 and 2011, the Company had federal operating loss carryforwards of $1,299,407 and $939,252, respectively, which begins to expire in 2030.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

(AUDITED)

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2012 and 2011:

Deferred tax assets:
	2012	2011
Net operating loss carryforward	$ 1,299,407	$ 939,252
Total deferred tax assets	454,792	328,738
Less: Valuation allowance	(454,792)	(328,738)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of March 31, 2012 and 2011 was $454,792 and $328,738, respectively, which will begin to expire 2030. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2012 and 2011 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at March 31, 2012 and 2011:

	2012	2011
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

14.

Subsequent Event

The Company on May 30, 2012 issued the authorized 362,500 shares for a total value of $178,625 as disclosed in Note 5 above.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2012 based upon the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2012, the Company's internal control over financial reporting contained a material weakness due to a failure by the Company to properly record and value stock transactions relating to stock options issued by the Company, and as a result of such material weakness, our internal controls over financial reporting were not effective as of March 31, 2012.  To remediate the weakness in our internal controls over financial reporting, we intend to: i) reconcile stock issuance transactions against the agreements underlying such stock issuance transactions to ensure that equity issuances are properly accounted for; and ii) implement a review board to review the stock issuance transactions to ensure that they are properly valued and accounted for.

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

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Significant Employees

The following table sets forth, as of March 31, 2012, the respective positions and ages of our directors and executive officers of the Company. Each director has been elected to hold office until the next annual meeting of shareholders and thereafter until his successor is elected. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Name	Age	Position	Director or Officer Since

Brad Lever	37	Director, Chief Executive Officer, Chief Financial Officer, President	April 2007
Gabriel Rosu	39	Chief Technology Officer	April 2007
Curt Weldon	64	Chairman of the Board of Directors	February 9, 2011
Jay M. Cohen	65	Director	February 15, 2011
Erik G. Mettala	62	Director	July 5, 2011
Thomas N. Trkla	52	Director	February 22, 2012

Biographical Information

Mr. Brad Lever – Mr. Brad Lever (“Mr. Lever”) is 37 years old.  Mr. Lever currently serves as Director of the Company, as well as the Company’s Chief Executive Officer, Chief Financial Officer, President, Director of Sales and Marketing, and Director of Strategic Alliances and Investor Relations; he has served in these capacities since the Company’s inception.  Mr. Lever’s core functionalities are to coordinate team efforts, manage sales and marketing, and aid in the development of services and solutions which cater to the marketplace.  In addition to the work that Mr. Lever performs with the Registrant, since 2004, Mr. Lever has worked in enterprise sales for BCE, a telecommunications company, focusing on new acquisitions and providing wireless data solutions.  From 2003 to 2004, Mr. Lever was a sales executive with Sophos, Inc., a company that provides anti-virus software solutions to businesses.  Mr. Brad Lever is a member of the IAPP (International Association of Privacy Professionals).

Mr. Gabriel Rosu – Mr. Gabriel Rosu (“Mr. Rosu”) is 39 years old.  Mr. Rosu is currently the Company’s Chief Technology Officer (“CTO”), a position he has held since the Company’s inception.  As CTO, Mr. Rosu functions as the Company’s lead software developer and eCommerce infrastructure developer.  A fully trained Java Architect, Mr. Rosu is versed in software and application design and development, service-oriented architecture, and encryption frameworks.  His primary role is to develop and test communications and information security concepts and solutions.  In addition to the work Mr. Rosu performs with the Registrant, since March 2008, Mr. Rosu has worked with Telus, a Canadian telecommunications company, as a Frameworks Lead Architect.  From 2004 through February 2008, Mr. Rosu worked with Accenture, a global management consulting, technology services and outsourcing company, as a Frameworks Lead Architect, a position in which he was responsible for deliverable planning and tracking as well as resource allocation.  From 2001 through 2004, Mr. Rosu was a Senior Software Engineer with Verb Exchange Inc., a digital communications company that provides new media marketing opportunities to advertisers, a position in which he served as a team leader and Java architect.

Congressman Curt Weldon – Congressman Curt Weldon (“Mr. Weldon”) is 64 years old.  Congressman Curt Weldon served in the United States Congress for 20 years. When he retired in 2007 he was Vice Chairman of both the Armed Services Committee and the Homeland Security Committee, as well as a Member of the Energy and Environment Sub-Committee. During his tenure in Congress he initiated and Chaired the US/FSU Energy Parliamentary Relationship, served as Co-Chair of the International Energy Advisory Council and Keynoted a number of International Energy Forums. Mr. Weldon organized and led over 50 bi-partisan Congressional Delegations to 75 nations including the first-ever Congressional Delegations into Libya and North Korea. Prior to his career in elective office as a Mayor, County Commissioner and Member of Congress, Mr. Weldon served as an Educator and University Professor as well as a Director with the INA/CIGNA Corporation at its Corporate Headquarters in Philadelphia. In addition to his work with the Registrant, Mr. Weldon formed and currently serves as CEO of Jenkins Hill International – a firm providing International Consulting as well as facilitating International Strategic Relationships. Mr. Weldon has been honored by over 100 professional associations and international organizations.

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

Dr. Erik G. Mettala: Dr. Erik G. Mettala serves as the Cyber Chief Scientist in Battelle Memorial Institute’s National Security Global Business since April 2011, and is responsible for strategic research and development planning, and research and development for Battelle’s Cyber Innovation Unit.  Prior to joining Battelle, he was the Chief Scientist in SPARTA’s National Security Systems Sector in Columbia, MD, responsible for the strategic technology planning and research for SPARTA’s intelligence, computer network operations, and information assurance business areas from April 2005 to June 2007.  Dr. Mettala led McAfee Research from April 2003 to April 2005, which was acquired by SPARTA in April, 2005.  As the Vice President and Director of McAfee Research in Rockville, MD, he managed the strategic technology research for McAfee, including R&D business development and laboratory efforts in Rockville, MD; Herndon, VA; Los Angeles, CA; and Santa Clara, CA.  Under his direction, McAfee Research focused on high risk research addressing the needs of McAfee product lines including anti-virus, anti-spam, host-based and network-based intrusion prevention, and in cooperation with U.S. Government agencies, directed the development of solutions to many of the pressing and difficult problems in information assurance, intrusion prevention, remediation, and network security.

Mr. Thomas N. Trkla: Mr. Trkla founded Brookwood and its affiliated companies in late 1992. In his capacity as Chairman and Chief Executive Officer, he directs all aspects of Brookwood's businesses including managing Brookwood's operations, formulating and implementing Brookwood's investment and disposition strategies and evaluating, structuring and capitalizing the Company's real estate and private corporate investments.

Prior to founding Brookwood, Mr. Trkla was a senior executive with Winthrop Securities Co., Inc, a wholly-owned subsidiary of Winthrop Financial Associates, a Boston-based real estate investment and management firm, which at the time, was one of the largest privately-held real estate investment firms in the United States. Before Winthrop, Mr. Trkla was a Vice President at The Boston Company Real Estate Counsel, Inc., one of the first real estate investment advisors to large public and private tax-exempt pension plan sponsors in the U.S.

Mr. Trkla serves as director of the Massachusetts Campaign for Children, a non-profit statewide child advocacy organization, Director of the Princeton Association of New England (PANE) and is a member of the Urban Land Institute where he currently serves on the Small Scale Development Council – Silver Flight.

Mr. Trkla is a frequent speaker on trends in the United States’ commercial real estate markets and on core, value-add and opportunistic investment strategies. In the past several years, he has spoken at the Urban Land Institute spring and fall meetings, at the 2010 Andes Investment Summit in Bogota, Colombia, the National Conference of State Tax Judges, the New York State Society of CPAs and the 2010 and 2011 Real Estate Symposia presented by Northern Trust and RSM McGladrey.

Mr. Trkla is a 1981 graduate of Princeton University and in 1984 received a Master of Management degree from the J.L. Kellogg Graduate School of Management at Northwestern University. In 2004, Mr. Trkla completed the Oxford Strategic Leadership Programme at the University of Oxford's Saïd Business School. Mr. Trkla is currently reading for his Doctor of Philosophy degree (DPhil) at Kellogg College at the University of Oxford.

Family Relationships

None.

Involvement in Certain Legal Proceedings

To the best of its knowledge, the Company’s directors and executive officers were not involved in any legal proceedings during the last ten years as described in Item 401(f) of Regulation S-K.

Directorships

None of the Company’s executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended March 31, 2012, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

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

Summary Compensation Table

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Brad Lever, CEO, President	2012 2011 2010 2009	$nil $nil $nil $nil	-- -- -- --	-- -- -- --	-- -- -- --	-- -- -- --	-- -- -- --	-- -- -- --	$nil $nil $nil $nil
Gabriel Rosu, Chief Technology Officer	2012 2011 2010 2009	$95,000 $91,041 $nil $nil	-- -- -- --	-- -- -- --	-- -- -- --	-- -- -- --	-- -- -- --	$5521.82 $5,936.10 $ 5,742 --	$101,321.86 $96,977.10 $ 5,742 $nil

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal year ended March 31, 2012.

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

Compensation Agreements

As disclosed on Form 8-K filed with the SEC on May 27, 2010, on May 26, 2010, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Gabriel Rosu setting forth the terms and conditions under which Mr. Rosu will continue to serve as the Chief Technology Officer of the Company.  The Consulting Agreement is for a one year term effective April 15, 2010 through April 14, 2011.  The Agreement was automatically extended for an additional 1 year term on April 15, 2011, and again on April 15, 2012.  Pursuant to the terms and conditions of the Consulting Agreement, Mr. Rosu will serve as the Chief Technology Officer of the Company.  Mr. Rosu’s primary duties include overseeing all product development of the Company’s products, database development for the Company, and website development for the Company.  As consideration for his services as the Chief Technology Officer, Mr. Rosu will receive a total of $95,000 during the term of the Consulting Agreement, broken down into monthly payments of $7,916.67.  The Consulting Agreement may be terminated at any time in the Company’s sole and absolute discretion.  In conjunction with the entry into the Consulting Agreement, Mr. Rosu entered into a Confidentiality, Non-Solicitation and Invention Assignment Agreement as an exhibit to the Consulting Agreement for purposes of protecting the Company’s intellectual property.

The foregoing description of the Consulting Agreement and the accompanying exhibits does not purport to be complete and is qualified in its entirety by reference to the complete text of the Consulting Agreement and accompanying exhibits, which was filed as Exhibit 10.6 to the Company’s current report on Form 8-K with the SEC on May 27, 2010.

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended March 31, 2012.

					Change in
	Fees				Pension
	Earned			Non-Equity	Value and
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#)	($)	($)	($)

Brad Lever	$nil	--	--	--	--	--	$nil
Curt Weldon	$nil	$208,750(1)	--	--	--	--	$208,750

Jay Cohen	$nil	$36,191.25(2)	--	--	--	--	$36,191.25

Erik Mettala	$nil	$46,125 (3)	--	--	--	--	$46,125

Thmas Trkla	$nil	--	$45,000(4)	--	--	--	$45,000

(1)

As disclosed on Form 8-K filed with the Securities and Exchange Commission on February 9, 2011, on February 9, 2011, the Board of Directors of eCrypt Technologies, Inc, appointed Curt Weldon to serve as the Chairman of the Company’s Board.   In conjunction with the Company’s appointment of Mr. Weldon, the Company entered into a Director Agreement and a Restricted Shares Agreement which is Exhibit A to the Director Agreement, pursuant to which the Company granted Mr. Weldon 1,000,000 shares of restricted common stock of the Registrant.  The foregoing description of the Director Agreement and Restricted Shares Agreement is qualified in its entirety by reference to the Director Agreement and Restricted Shares Agreement which is attached as Exhibit 10.7 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 9, 2011.

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

(3)

As disclosed on Form 8-K filed with the Securities and Exchange Commission on July 11, 2011, on July 5, 2011, the Board of Directors of eCrypt Technologies, Inc, appointed Dr. Erik G. Mettala to serve as a director of the the Company.   In conjunction with the Company’s appointment of Dr. Mettala, the Company entered into a Director Agreement and a Restricted Shares Agreement which is Exhibit A to the Director Agreement, pursuant to which the Company granted Dr. Mettala 150,000 shares of restricted common stock of the Registrant. The foregoing description of the Director Agreement and Restricted Shares Agreement is qualified in its entirety by reference to the Director Agreement and Restricted Shares Agreement attached as Exhibit 10.8 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2011.

(4)

As disclosed on Form 8-K filed with the Securities and Exchange Commission on February 22, 2012, on February 15, 2012, the Board of Directors of eCrypt Technologies, Inc, appointed Mr. Thomas N. Trkla to serve as a director of the the Company.   In conjunction with the Company’s appointment of Mr. Trkla, the Company entered into a Director Agreement and a Nonqualified Stock Option Agreement which is Exhibit A to the Director Agreement, pursuant to which the Company granted Mr. Trkla the option to purchase up to 300,000 shares of restricted common stock of the Registrant at the exercise price of $0.30 per Share. The foregoing description of the Director Agreement and Nonqualified Stock Option Agreement is qualified in its entirety by reference to the Director Agreement and Nonqualified Stock Option Agreement attached as Exhibit 10.8 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2012.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan

As disclosed on Form 8-K filed with the Securities and Exchange Commission on April 20, 2011, on April 12, 2011, subject to shareholder approval, the Board of Directors of eCrypt Technologies, Inc. (the “Company”) approved the adoption of the eCrypt Technologies, Inc. Stock Compensation Program (the “Program”) under which 13,500,000 shares have been reserved for purposes of possible future issuance of incentive stock options, non-qualified stock options, and restricted stock grants to employees, directors and certain key individuals.  On April 15, 2011, pursuant to a written consent in lieu of a meeting, a majority of the Company’s shareholders approved the Program.  The purpose of the Program is to attract and retain key employees, consultants and other persons, and to provide such key individuals with an additional incentive to contribute to the success of the Company.  In order to maintain flexibility in the award of stock benefits, the Program constitutes a single “omnibus” plan, but is composed of three parts.  The first part is the Incentive Stock Option Plan (“Incentive Option Plan) which provides grants of incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended.  The second part is the Nonqualified Stock Option Plan (“Nonqualified Option Plan”) which provides grants of nonqualified stock options.  The third part is the Restricted Shares Plan (“Restricted Plan”) which provides grants of restricted shares of Company common stock. The Incentive Option Plan, the Nonqualified Option Plan and the Restricted Plan respectively comprise Plan I, Plan II, and Plan III of the Program. The foregoing description of the Program is qualified in its entirety by reference to the eCrypt Technologies, Inc. Stock Compensation Program which was filed as Exhibit 10.9 to Form 8-K filed with the Securities and Exchange Commission on April 20, 2011 and is hereby incorporated by reference.  The chart below identifies information with respect to the Stock Compensation Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted average exercise price of outstanding options, warrants	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column)
Plan category			(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	13,500,000	$0.30	11.9

Equity compensation plans not approved by security holders	0	0	0

Total	13,500,000	0	11,900,000

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of June 7, 2012, the ownership of each person known by the Company to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class
Common	Global Capital Partners, LLC PO Box 6560 Pahrump, NV 89041	16,040,455	11.814%
Common	Kasia Zukowska 248 – 256 East 2nd Ave Vancouver, BC V5T 1B7	9,600,000	7.071%

Security Ownership of Management

The following table sets forth, as of June 7, 2012, the ownership of each executive officer and director of the Company, and of all executive officers and directors of the Registrant as a group. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Company except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class
Common	Brad Lever(1) 248 - 256 East 2nd Ave Vancouer, BC V5T 1B7	32,000,000	23.569%
Common	Gabriel Rosu(1) 7092 Sussex Ave Burnaby, BC V5J 3V3	9,600,000	7.071%
Common	Curt Weldon(1) 4687 West Chester Pike Newton Square, PA 19073	1,000,000(2)	0.737%
Common	Jay Cohen(1) 1111 Army Drive, Apt 406 Arlington, VA 22202	150,000(3)	0.11%
Common	Erik Mettala(1) 1204 Technology Dr Aberdeen MD 21001	112,500(4)	0.11%
Common	Thomas N. Trkla(1) 72 Cherry Hill Drive Beverly, MA 01915	300,000(5)	0.22%
Common	All Directors and Officers as a Group (5 in total)	42,862,500	31.597%

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

(4)

On July 8, 2011, Erik Mettala was granted 150,000 restricted stock shares, of which 37,500 were vested upon grant and 112,500 will vest in three, four month installments, beginning on November 8, 2011, months after the date of grant, and ending July 8, 2012.

(5)

On February 15, 2012, Mr. Trkla was granted the option to purchase up to 300,000 shares of restricted common stock of the Company at the exercise price of $0.30 per Share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

During the months of October 2009 through March 2010, the Company received a $75,000 advance from a related party.  The advance is non-interest bearing and due in six months.  As of March 31, 2010, the advance has been paid back in full.

During the month of January 2011, the Company received a $100,000 advance from a related party.  The advance was unsecured, non-interest bearing and due in six months. On June 24, 2011 the loan was modified to bear interest at 10%, compounded annually, and extended to mature in two years on June 24, 2013.

On May 18, 2010, the Company issued a $215,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on May 18, 2012.

On April 29, 2011 the Company issued $15,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on April 29, 2013.

On May 9, 2011 the Company issued a $36,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on May 9, 2013.

On July 7, 2011 the Company issued a $40,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on July 7, 2013.

On August 5, 2011 the Company issued $24,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on August 5, 2013.

On September 2, 2011 the Company issued a $20,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on September 2, 2013.

On September 30, 2011 the Company issued a $20,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on September 30, 2013.

On October 19, 2011 the Company issued a $25,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on October 19, 2013.

On December 6, 2011 the Company issued a $20,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on December 6, 2013.

On January 11, 2012 the Company issued a $38,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on January 11, 2014.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

(1)

The aggregate fees billed by De Joya Griffith & Company, LLC, for audit of the Company's annual and interim financial statements were $ 20,200 for the fiscal year ended March 31, 2012, and $12,500 for the fiscal year ended March 31, 2011.

Audit Related Fees

(2)

De Joya Griffith & Company, LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2012 and 2011.

Tax Fees

(3)

The aggregate fees billed by De Joya Griffith & Company, LLC for tax compliance, advice and planning were $0.00 for the fiscal year ended March 31, 2012 and 2011.

All Other Fees

 (4)

De Joya Griffith & Company, LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2012 and 2011.

Audit Committee’s Pre-approval Policies and Procedures

(5)

The Company does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for Fiscal Years Ended March 31, 2012 and 2011.

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

10.9	eCrypt Technologies, Inc. Stock Compensation Program, filed as Exhibit 10.9 to Form 8-K filed with the Securities and Exchange Commission on April 20, 2011.
14.1	Code of Ethics filed as Exhibit 14.1 to Form 10-K filed with the Securities and Exchange Commission on July 13, 2010.
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	SCH XBRL Schema Document.*
101	INS XBRL Instance Document.*
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.*
101	LAB XBRL Taxonomy Extension Label Linkbase Document.*
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document.*
101	DEF XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed Herewith

eCRYPT TECHNOLOGIES, INC.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:  /S/ Brad Lever

Brad Lever, Chief Executive Officer, Chief Financial Officer, Director

Date: June 11, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /S/ Brad Lever

Brad Lever, Chief Executive Officer, Chief Financial Officer, Director

Date:  June 11, 2012

By:  /S/ Jay Cohen

Jay Cohen, Director

Date: June 11, 2012

By:  /S/ Tom Trkla

Tom Trkla, Director

Date: June 11, 2012