Form 10-Q
period 2012-06-30
eCrypt Technologies, Inc.
filed 2012-08-20
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

[ X  ] Yes   [  ] No

Explanatory Note: Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ] Yes   [ x ] No

As of August 20, 2012, the Company had 135,773,552 shares issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of eCrypt Technologies, Inc. (the "Company" or “eCrypt”), a Colorado corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended March 31, 2012, and all amendments thereto.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2012

eCrypt Technologies, Inc.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)
	June 30,	March 31,
	2012	2012

ASSETS

CURRENT ASSETS
Cash	$ 103,898	$ 73,197
TOTAL CURRENT ASSETS	103,898	73,197

Property and equipment, net	16,409	18,653

TOTAL ASSETS	$ 120,307	$ 91,850

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 19,250	$ 16,884
Accounts payable – related party	4,500	17,317
Accrued interest on loan – related party	64,340	42,048
Loan – related party	366,000	215,000
TOTAL CURRENT LIABILITIES	454,090	291,249

LONG TERM LIABILITIES
Loan	199,934	99,964
Loan – related party	187,000	338,000
Accrued Interest on loan	13,883	1,065
Accrued Interest on loan-related party	4,016	21,509
TOTAL LONG TERM LIABILITIES	404,833	460,538

TOTAL LIABILITIES	858,923	751,787

STOCKHOLDERS' DEFICIT
Preferred stock (10,000,000 Shares Authorized; No Par Value
0 and 0 shares issued and outstanding as at June 30, 2012 and March 31, 2012)	-	-
Common stock (500,000,000 Shares Authorized; No Par Value;
135,773,552 and 135,411,052 shares issued and outstanding as at June 30, 2012 and March 31, 2012)	994,286	815,661
Additional paid in capital	90,000	45,000
Stock subscription payable	-	178,625
Deficit accumulated during the development stage	(1,822,902)	(1,699,223)
TOTAL STOCKHOLDERS' DEFICIT	(738,616)	(659,937)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 120,307	$ 91,850

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Cumulative Amount from Inception (April 19, 2007) to June 30, 2012

REVENUES
Sales	$ 819	$ 200	$ 97,649

OPERATING EXPENSES
Amortization and depreciation	2,243	2,240	64,720
Advertisement and promotion	1,474	3,753	352,562
General and administrative	80,850	130,126	1,157,757
Professional fees	22,314	20,819	254,463
TOTAL OPERATING EXPENSES	106,881	156,938	1,829,502

OPERATING LOSS	(106,062)	(156,738)	(1,731,853)

OTHER INCOME (EXPENSES)
Interest expense	(17,617)	(7,054)	(94,848)
Gain on sale of fixed asset	-	-	600
Interest income	-	24	3,199
TOTAL OTHER INCOME (EXPENSES)	(17,617)	(7,030)	(91,049)

NET LOSS	$ (123,679)	$ (163,768)	$ (1,822,902)

Loss per share
Basic	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	135,538,525	134,823,827

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from Inception (April 19, 2007) to June 30, 2012

							Accumulated
No Par Value	Preferred Shares		Common Shares		Additional Paid	Subscriptions	Deficit During Development	Total Stockholders’
	Number	Amount	Number	Amount	in Capital	Payable	Stage	Equity

Balance at April 19, 2007 (Date of Inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Shares issued	-	-	116,015,968	55,130	-	-	-	55,130
Net loss	-	-	-	-	-	-	(32,505)	(32,505)
Balance March 31, 2008 (audited)	-	-	116,015,968	55,130	-	-	(32,505)	22,625

Stock subscriptions	-	-	-	-	-	4,875	-	4,875
Shares issued	-	-	17,502,248	151,572	-	-	-	151,572
Net loss	-	-	-	-	-	-	(92,111)	(92,111)
Balance March 31, 2009 (audited)	-	-	133,518,216	206,702	-	4,875	(124,616)	86,961

Stock cancelled	-	-	-	-	-	(4,875)	-	(4,875)
Stock subscriptions	-	-	-	-	-	400,000	-	400,000
Shares issued	-	-	40,455	32,768	-	-	-	32,768
Net loss	-	-	-	-	-	-	(184,480)	(184,480)
Balance March 31, 2010 (audited)	-	-	133,558,671	239,470	-	400,000	(309,096)	330,374

Shares issued for cash	-	-	952,381	400,000	-	(400,000)	-	-
Shares issued for compensation	-	-	287,500	63,750	-	-	-	63,750
Net loss	-	-	-	-	-	-	(693,906)	(693,906)
Balance March 31, 2011 (audited)	-	-	134,798,552	703,220	-	-	(1,003,002)	(299,782)

Stock options issued	-	-	-	-	45,000	-	-	45,000
Shares issued for compensation	-	-	612,500	112,441	-		-	112,441
Stock payable	-	-	-	-	-	178,625	-	178,625
Net loss	-	-	-	-	-	-	(696,221)	(696,221)

Balance March 31, 2012 (audited)	-	-	135,411,052	815,661	45,000	178,625	(1,699,223)	(659,937)

Stock options issued	-	-	-	-	45,000	-	-	45,000
Shares issued for compensation	-	-	362,500	178,625	-	(178,625)	-	-

Net loss	-	-	-	-	-	-	(123,679)	(123,679)
Balance June 30, 2012 (unaudited)	-	$ -	135,773,552	$ 994,286	$ 90,000	$ -	$(1,822,902)	$ (738,616)

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30, 2012	June 30, 2011	Cumulative Amount from Inception (April 19, 2007) to June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (123,679)	$ (163,768)	$ (1,822,902)
Adjustments for non-cash items:
Amortization and depreciation	2,243	2,240	64,720
Stock issued for compensation	-	63,750	354,816
Stock option issued for compensation	45,000	-	90,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,366	23,039	19,250
Accounts payable – related party	(12,816)		4,500
Accrued Interest on loan	12,818	-	4,016
Accrued Interest on loan – related party	4,799	6,723	87,193
Prepaid expenses	-	478	-
NET CASH USED IN OPERATING ACTIVITIES	(69,269)	(67,538)	(1,198,407)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	-	(10,000)
Computer equipment	-	-	(11,526)
Computer software	-	-	(14,445)
Equipment	-	(13,493)	(45,160)
NET CASH USED IN INVESTING ACTIVITIES	-	(13,493)	(81,131)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance	-	-	206,702
Stock subscriptions	-	-	400,000
Proceeds from convertible loan – related party	-	-	23,800
Proceeds from loan payable	99,970	-	199,934
Proceeds from loan – related party	-	51,000	553,000
Paid in capital	-	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	99,970	51,000	1,383,436

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,701	(30,031)	103,898

CASH AND CASH EQUIVALENTS
Beginning of year	73,197	42,417	-

End of year	$ 103,898	$ 12,386	$ 103,898

Supplemental disclosures of cash flow information:
Shares issued in settlement of convertible note	$ -	$ -	$ 32,768
Common stock issued to satisfy common stock payable	$ -	$ -	$ (400,000)

The accompanying notes are an integral part of these financial statements.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2012, and the results of operations and cash flows presented herein have been included in the financial statements. The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities”, the Company is considered a development stage company. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013. The financial statements should be read in conjunction with the Form 10-K for the year ended March 31, 2012 of the Company.

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

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring losses from operations since inception which raises substantial doubt about its ability to continue as a going concern. The company has an accumulated deficit during the development stage at June 30, 2012 and March 31, 2012 of $(1,822,902) and $(1,699,223), respectively.

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

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

Stock-Based Compensation

The Company accounts for share based payments in accordance with ASC 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company estimates the fair value of the award using a valuation technique. For this purpose, the Company uses the Black-Scholes option pricing model. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. Compensation cost is recognized over the requisite service period which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued shares from authorized common stock.

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

2.

Significant Accounting Policies (cont’d)

based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

Related Parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.  Parties are also considered to be related if they are subject to common control or common significant influence.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalent, accounts payable and accrued liabilities, and stockholder loans. The Company does not hold or issue financial instruments for trading purposes and does not hold any derivative financial instruments.

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

2.

Significant Accounting Policies (cont’d)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Net loss	$ (123,679)	$ (163,768)
Weighted-average number of shares outstanding
Basic	135,538,525	134,823,827
Loss per share
Basic	(0.00)	(0.00)

3.

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

4.

 Property and Equipment

The components of the Company’s equipment are presented below:

		June 30, 2012	June 30, 2012	March 31, 2012
		Accumulated
	Cost	Depreciation	Net	Net

Computer equipment	$9,812	$9,812	$ -	$ -
Computer software	14,445	14,445	-	-
Equipment	45,159	28,750	16,409	18,653

Total	$69,415	$53,007	$16,409	$18,653

Depreciation expense for the three months ended June 30, 2012 and 2011 were $2,243 and $2,240, respectively.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

5.

Stockholders’ Deficit

a)

Authorized:

500,000,000 Common shares with no par value

10,000,000 Preferred shares with no par value

During the three months ended June 30, 2012, the Company effected the following stock transactions:

On November 8, 2011, the Company issued 37,500 shares of common stock for director compensation for a value of $21,000.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.56 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period. These shares were recorded as subscription payable as of March 31, 2012.

On February 9, 2012, the Company issued 250,000 shares of common stock for director compensation for a value of $117,500.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.47 per share.  The compensation agreement calls for a total of 1,000,000 shares to be issued during a 12 month period. These shares were recorded as subscription payable as of March 31, 2012.

On February 15, 2012, the Company issued 37,500 shares of common stock for director compensation for a value of $22,875.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $.0.61 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period. These shares were recorded as subscription payable as of March 31, 2012.

On March 8, 2012, the Company issued 37,500 shares of common stock for director compensation for a value of $17,250.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.46 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period. These shares were recorded as subscription payable as of March 31, 2012.

During the year ended March 31, 2012, Company had authorized the issuance of 362,500 shares for a total value of $178,625 as disclosed above. However the Company had not issued the stock, hence the said stock was reclassified as stock payable under the Statement of stockholders’ equity.

On May 30, 2012 Company issued 362,500 shares recorded as stock payable during March 31, 2012 period, which was authorized for director compensation.

6.

Warrants

There are no warrants outstanding as of June 30, 2012. The 5,476,191 of unexercised warrants issued in the prior year expired on April 19, 2012.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

7.

Stock options

On February 16, 2012 the company granted a non- qualified stock option to its newly appointed director, Thomas Trkla as compensation for his services. The director is entitled to purchase a total of three hundred thousand (300,000) shares of restricted common stock for a price equal to $0.30 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12 month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the “Vesting Period”). As at June 30, 2012, the director has not exercised any right. The total fair value of these options at the date of grant was estimated to be $180,000 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 1.99%, a dividend yield of 0% and expected volatility of 419% . Out of this $90,000 was recorded as a stock based compensation expense till June 30, 2012 based on seventy five thousand (150,000) options vested.

	Number of Options	Weighted-Average Exercise Price per share	Weighted- Average Remaining Life (Years)
Outstanding at as at 4.01.2012	300,000	$ 0.30	9.88
Granted	-	$ -	-
Exercised	-	$ NA	NA
Cancelled	-	$ NA	NA
Outstanding at as at 6.30.2012	300,000	$ 0.30	9.88
Exercisable at 06.30.2012	150,000	$ 0.30

8.

Loan – Related Party

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

8.

Loan – Related Party (cont’d)

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

The Company issued on May 18, 2010 a $215,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on May 18, 2012. The note, which was originally due on May 18, 2012 bearing interest at 10%, compounded annually, now matures in one year on May 18, 2013 and bears interest at 10% due to an extension agreement entered into on July 1, 2012. All other terms remain the same as per the original agreement.

Interest expense for the three months ended June 30, 2012 and 2011 was $14,666 and $6,723, respectively.

9.

Note Payable

The Company issued on June 13, 2012 a $99,970 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in two years on June 13, 2014.

The Company issued on February 21, 2012 a $99,964 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in two years on February 21, 2014.

Interest expense for the three months ended June 30, 2012 and 2011 was $2,951 and $0, respectively.

10.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $1,474 and $3,753 of advertising expense during the three months ended June 30, 2012 and 2011, respectively.

11.

Stock Compensation Program

On April 12, 2011, subject to shareholder approval, the Board of Directors of eCrypt Technologies, Inc. (the “Company”) approved the adoption of the eCrypt Technologies, Inc. Stock Compensation Program (the “Program”) under which 13,500,000 shares have been reserved for purposes of possible future

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

11.

Stock Compensation Program (cont’d)

issuance of incentive stock options, non-qualified stock options, and restricted stock grants to employees, directors and certain key individuals.  On April 15, 2011, pursuant to a written consent in lieu of a meeting, a majority of the Company’s shareholders approved the Program.  The purpose of the Program is to attract and retain key employees, consultants and other persons, and to provide such key individuals with an additional incentive to contribute to the success of the Company.  In order to maintain flexibility in the award of stock benefits, the Program constitutes a single “omnibus” plan, but is composed of three parts.  The first part is the Incentive Stock Option Plan (“Incentive Option Plan) which provides grants of incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended.  The second part is the Nonqualified Stock Option Plan (“Nonqualified Option Plan”) which provides grants of nonqualified stock options.  The third part is the Restricted Shares Plan (“Restricted Plan”) which provides grants of restricted shares of Company common stock. The Incentive Option Plan, the Nonqualified Option Plan and the Restricted Plan respectively comprise Plan I, Plan II, and Plan III of the Program.

12.

Subsequent Event

The Company entered into an extension and modification agreement with Global Capital Partners on July 1, 2012 to have the Note modified to extend the maturity date to May 18, 2013 maintaining an interest rate of 10% per annum. The note was originally executed and delivered on May 18, 2010 and due on May 18, 2012.

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

Currently, eCrypt develops and sells device-based encryption and security software and web-based encryption services for Personal Digital Assistants (“PDAs”), wireless handheld devices, laptop and desktop computers, pocket computers, cellular phones, smartphones, and other file storage devices. The Company has developed, and is now selling via its eCommerce website, its first product to market, recently renamed eCrypt One on One, encryption software for email on BlackBerry® smartphones. As of June 30, 2012, the Company had earned limited revenue from sales of eCrypt One on One. The Company is also currently selling subscriptions to its web-based solution, eCrypt Me, a secure email, secure file storage, and secure file sharing service.

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

1.

complete development of downloadable User Interfaces for the access to eCrypt Me alternate to using a web browser, for Android and BlackBerry smartphones;

2.

commence and complete testing of  these Interfaces;

3.

commence distribution of the Interfaces;

4.

commence and complete development of enhancements to eCrypt Me; and

5.

complete development of an appliance-based encryption solution.

The foregoing business actions are goals of the Company.  There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operation for eCrypt Technologies, Inc. for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011.

Revenue

During the three months ended June 30, 2012, the Company had revenues of $819 as compared to revenues of $200 during the three months ended June 30, 2011, an increase of $619, or approximately 309.5%. The increase in revenue experienced by the Company was primarily attributable to the commercialization of eCrypt Me.

Operating Expenses

During the three months ended June 30, 2012 the Company had operating expenses of $106,881 as compared to operating expenses of $156,938 during the three months ended June 30, 2011, a decrease of $50,057 or approximately 31.81%. The decrease in operating expenses experienced by the Company was primarily attributable to a decrease in general and administrative expenses.

Net Loss

The Company had a net loss of $(123,679) for the three months ended June 30, 2012, as compared to a net loss of $(163,768) for the three months ended June 30, 2011, a change of $40,089 or approximately 24.45%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced a decrease in operating and increase in interest expenses during the three months ended June 30, 2012.

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

During the next twelve months, we plan to seek to generate the necessary capital to fund our business operations and complete our desired business activity through sales of our software eCrypt One on One, and subscriptions to our web-based service eCrypt Me .  However, as of the period ended June 30, 2012, we have generated limited revenue through sales of eCrypt One on One and subscriptions to eCryptMe.   If we are unable to generate the necessary capital through the sales of these products, we may conduct a private placement offering to seek to raise the necessary working capital to fund our business operations.

The following discussion outlines the state of our liquidity and capital resources as of June 30, 2012:

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of June 30, 2012, we have total current assets of $103,898 as compared to total current assets of $73,197 at March 31, 2012, an increase of $30,701, or approximately 41.94%; and ii) as of June 30, 2012, we have total assets of $120,307, compared to total assets of $91,850 as of March 31, 2012, an increase of $28,457, or approximately 30.98%.  The increase in the Company’s total current assets and total assets from June 30, 2012 to March 31, 2012 was primarily attributable to the fact that the Company received cash via a loan from a third party during the period ended June 30, 2012.

Cash: As of June 30, 2012, our unaudited balance sheet reflects that we have cash of $103,898, as compared to $73,197 at March 31, 2012, an increase of $30,701, or approximately 41.94%.  The increase in the Company’s cash from June 30, 2012 to March 31, 2012 was primarily attributable to the fact that the Company received cash via a loan from a third party during the period ended June 30, 2012.

Total Current Liabilities

Our unaudited balance sheet reflects that: i) as of June 30, 2012, we have total current liabilities of $454,090 as compared to total current liabilities of $291,249 at March 31, 2012, an increase of $162,841 or approximately 55.91%; and ii) as of June 30, 2012, we have total liabilities of $858,923 as compared to total liabilities of $751,787 at March 31, 2012, an increase of $107,136 or approximately 14.25%.  The increase in the Company’s total current liabilities and total liabilities from June 30, 2012 to March 31, 2012 was primarily attributable to the fact that the Company received loans from related and third parties, and realized an increase in the accrued interest on the loans, accounts payable and accrued liabilities.

Cash Flow for the Company for the Three Month Period Ended June 30, 2012 as Compared to the Three Month Period Ended June 30, 2011

Operating Activities During the three month period ended June 30, 2012, the net cash used by the Company in operating activities was $(69,269) as compared to net cash used in operating activities of $(67,538) during the three month period ended June 30, 2011, a change of $1,731 or approximately 2.564%.  The increase in our net cash used in operating activities was primarily attributable to an increase in interest on loan from a related party.

Financing Activities During the three month period ended June 30, 2012, the net cash provided by financing activities was $99,970 as compared to net cash provided by financing activities of $51,000 during the three month period ended June 30, 2011, an increase of $48,970, or approximately 96.02%. The change in net cash provided by financing activities was primarily attributable to the fact that the Company received cash via a loan from a third party.

Investing Activities During the three month period ended June 30, 2012, the net cash used in investing activities was $nil as compared to net cash used in investing activities of $13,493 during the three month period ended June 30, 2011, a decrease of $13,493, or 100%. The change in net cash used in investing activities from the three month period ended June 30, 2012 and the three month period ended June 30, 2011 was primarily attributable to a decrease in equipment purchases.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.  Specifically, based on the foregoing evaluation, our management has concluded that, as of June 30, 2012, the Company's disclosure controls and procedures contained a material weakness due to a failure by the Company to properly record and value stock transactions relating to stock options issued by the Company, and as a result of such material weakness, our disclosure controls and procedures were not effective as of June 30, 2012.  To remediate the weakness in our internal controls over financial reporting, we intend to: i) reconcile stock issuance transactions against the agreements underlying such stock issuance transactions to ensure that equity issuances are properly accounted for; and ii) implement a review board to review the stock issuance transactions to ensure that they are properly valued and accounted for.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2012, that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2012, the Company effected the following stock transactions:

On November 8, 2011, the Company issued 37,500 shares of common stock for director compensation for a value of $21,000.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.56 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period. These shares were recorded as subscription payable as of March 31, 2012.

On February 9, 2012, the Company issued 250,000 shares of common stock for director compensation for a value of $117,500.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.47 per share.  The compensation agreement calls for a total of 1,000,000 shares to be issued during a 12 month period. These shares were recorded as subscription payable as of March 31, 2012.

On February 15, 2012, the Company issued 37,500 shares of common stock for director compensation for a value of $22,875.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $.0.61 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period. These shares were recorded as subscription payable as of March 31, 2012.

On March 8, 2012, the Company issued 37,500 shares of common stock for director compensation for a value of $17,250.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.46 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period. These shares were recorded as subscription payable as of March 31, 2012.

During the year ended March 31, 2012, Company had authorized the issuance of 362,500 shares for a total value of $178,625 as disclosed above. However the Company had not issued the stock, hence the said stock was reclassified as stock payable under the Statement of stockholders’ equity.

During the three months ended June 30, 2012 the Company issued 362,500 shares for a total value of $178,625. These shares were recorded to subscription payable as of March 31, 2012.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

None.

ITEM 5.

OTHER INFORMATION.

Effective July 23, 2012, the Company had its stock quotation under the symbol "ECRY" deleted from the OTC Bulletin Board (the "OTCBB"). The symbol was deleted for factors beyond the Company's control due to various market makers electing to shift their orders from the OTCBB. As a result of not having a sufficient number of market makers providing quotes on the Company's common stock on the OTCBB for four consecutive days, the Company was deemed to be deficient in maintaining a listing standard at the OTCBB pursuant to Rule 15c2-11.  That determination was made entirely without the Company's knowledge.  The Company’s common stock is now listed for quotation on the OTCQB under the symbol “ECRY”.

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

August 20, 2012