Form 10-Q
period 2012-09-30
eCrypt Technologies, Inc.
filed 2012-11-19
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 19, 2012, the Company had 135,773,552 shares issued and outstanding.

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2012

eCrypt Technologies, Inc.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)
	As at	As at
	September 30,	March 31,
	2012	2012
ASSETS

CURRENT ASSETS
Cash	$ 57,208	$ 73,197
TOTAL CURRENT ASSETS	57,208	73,197

Property and equipment, net	14,372	18,653

TOTAL ASSETS	$ 71,580	$ 91,850

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 25,413	$ 16,884
Accounts payable-related party	4,500	17,317
Accrued interest on loan-related party	87,082	42,048
Loan- related party	470,000	215,000
TOTAL CURRENT LIABILITIES	586,995	291,249

LONG TERM LIABILITIES
Loan	249,914	99,964
Loan-related party	83,000	338,000
Accrued interest	9,090	1,065
Accrued interest-related party	6,735	21,509
TOTAL LONG TERM LIABILITIES	348,739	460,538

TOTAL LIABILITIES	935,734	751,787

STOCKHOLDERS' DEFICIT
Preferred stock (10,000,000 Shares Authorized; No Par Value
0 and 0 shares issued and outstanding as at September 30, 2012 and March 31, 2012)	-	-
Common stock (500,000,000 Shares Authorized; No Par Value;
135,773,552 and 135,411,052 shares issued and outstanding as at September 30, 2012 and March 31, 2012)	994,286	815,661
Additional paid in capital	135,000	45,000
Stock subscription payable	13,500	178,625
Deficit accumulated during the development stage	(2,006,940)	(1,699,223)
TOTAL STOCKHOLDERS' DEFICIT	(864,154)	(659,937)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 71,580	$ 91,850

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011	Cumulative Amount from Inception (April 19, 2007) to September 30, 2012

REVENUES
Sales	$ 856	$ 480	$ 1,675	$ 680	$ 98,505

OPERATING EXPENSES
Amortization and depreciation	2,037	2,483	4,280	4,724	66,757
Advertisement and promotion	2,157	1,000	3,631	4,753	354,718
General and administrative	147,367	58,415	228,217	188,541	1,305,124
Professional fees	12,666	10,456	34,980	31,274	267,130
TOTAL OPERATING EXPENSES	164,227	72,354	271,108	229,292	1,993,729

OPERATING LOSS	(163,371)	(71,874)	(269,433)	(228,612)	(1,895,224)

OTHER INCOME (EXPENSES)
Interest expense	(20,667)	(10,613)	(38,284)	(17,667)	(115,515)
Gain on sale of fixed asset	-	-	-	-	600
Interest income	-	5	-	29	3,199
TOTAL OTHER INCOME (EXPENSES)	(20,667)	(10,608)	(38,284)	(17,638)	(111,716)

NET LOSS	$ (184,038)	$ (82,482)	$ (307,717)	$ (251,625)	$ (2,006,940)

Loss per share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	135,773,552	135,120,699	135,655,832	134,973,074

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from Inception (April 19, 2007) to September 30, 2012
(Unaudited)

No Par Value	Preferred Shares		Common Shares		Additional Paid	Stock/ Subscriptions	Retained Earnings	Total Stockholders'
	Number	Amount	Number	Amount	in Capital	Payable	(Deficit)	Equity

Balance at April 19, 2007 (Date of Inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Shares issued	-	-	116,015,968	55,130	-	-	-	55,130
Net loss for the period	-	-	-	-	-	-	(32,505)	(32,505)

Balance March 31, 2008 (audited)	-	-	116,015,968	55,130	-	-	(32,505)	22,625

Stock subscriptions	-	-	-	-	-	4,875	-	4,875
Shares issued	-	-	17,502,248	151,572	-	-	-	151,572
Net loss for the period	-	-	-	-	-	-	(92,111)	(92,111)

Balance March 31, 2009 (audited)	-	-	133,518,216	206,702	-	4,875	(124,616)	86,961

Stock cancelled						(4,875)		(4,875)
Stock subscriptions	-	-	-	-	-	400,000	-	400,000
Shares issued	-	-	40,455	32,768	-	-	-	32,768
Net loss for the period	-	-	-	-	-	-	(184,480)	(184,480)

Balance March 31, 2010 (audited)	-	-	133,558,671	239,470	-	400,000	(309,096)	330,374

Shares issued for cash	-	-	952,381	400,000	-	(400,000)	-	-
Shares issued for compensation	-	-	287,500	63,750	-	-	-	63,750
Net loss for the period	-	-	-	-	-	-	(693,906)	(693,906)

Balance March 31, 2011 (audited)	-	-	134,798,552	703,220	-	-	(1,003,002)	(299,782)

Stock options issued	-	-	-	-	45,000	-	-	45,000
Shares issued for compensation	-	-	612,500	112,441	-		-	112,441
Stock subscription payable						178,625		178,625
Net loss for the period	-	-	-	-	-	-	(696,221)	(696,221)

Balance March 31, 2012 (audited)	-	-	135,411,052	815,661	45,000	178,625	(1,699,223)	(659,937)

Stock option rights issued to Thomas Trkla vested in quarter ended June 30, 2012	-	-	-	-	45,000	-	-	45,000
Shares issued for compensation	-	-	362,500	178,625	-	-	-	178,625
Share Subscription						(178,625)		(178,625)
Stock option rights issued to Thomas Trkla vested in quarter ended September 30, 2012					45,000			45,000
Stock subscription payable						13,500		13,500
Net loss	-	-	-	-	-	-	(307,717)	(307,717)

Balance September 30, 2012 (unaudited)	-	$ -	135,773,552	$ 994,286	$ 135,000	$ 13,500	$(2,006,940)	$ (864,154)

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended September 30, 2012	For the six months ended September 30, 2011	Cumulative Amount from Inception (April 19, 2007) to September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (307,717)	$ (251,625)	$ (2,006,940)
Adjustments for non-cash items:
Amortization and depreciation	4,280	4,724	66,757
Stock options issued for compensation	90,000	-	135,000
Stock issued for compensation	13,500	71,625	368,315
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	8,530	(7,562)	25,413
Accounts payable-related party	(12,817)	12,918	4,500
Interest on loan	8,025	-	9,090
Interest on loan-related party	30,260	16,973	102,787
Prepaid expenses	-	710	-
NET CASH USED IN OPERATING ACTIVITIES	(165,939)	(152,237)	(1,295,076)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	-	(10,000)
Computer equipment	-	-	(11,526)
Computer software	-	-	(14,446)
Equipment	-	(15,578)	(45,160)
NET CASH USED IN INVESTING ACTIVITIES	-	(15,578)	(81,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance	-	-	206,702
Stock subscriptions	-	-	400,000
Proceeds (payments) from convertible loan-related party	-	-	23,800
Proceeds from loan	149,950	-	249,914
Proceeds from loan-related party	-	155,000	553,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	149,950	155,000	1,433,416

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,989)	(12,815)	57,208

CASH AND CASH EQUIVALENTS
Beginning of year	73,197	42,417	-

End of year	$ 57,208	$ 29,602	$ 57,208

Supplemental disclosures of cash flow information:
Shares issued in settlement of convertible note	$ -	$ -	$ 32,768
Common stock issued to satisfy common stock payable	$ -	$ (400,000)	$ (400,000)

The accompanying notes are an integral part of these financial statements.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2012 AND 2011

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2012, and the results of operations and cash flows presented herein have been included in the financial statements. The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities”, the Company is considered a development stage company. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013. The financial statements should be read in conjunction with the Form 10-K for the year ended March 31, 2012 of the Company.

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2012 AND 2011

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2012 AND 2011

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

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, stockholder loans. The Company does not hold or issue financial instruments for trading purposes and does not hold any derivative financial instruments.

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	Six Months Ended Sept 30, 2012	Six Months Ended Sept 30, 2011
Net loss	$(307,717)	$ (251,625)
Weighted-average number of shares outstanding
Basic	135,672,937	134,973,074
Loss per share
Basic	(0.00)	(0.00)

3.

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

4.

Property and Equipment

The components of the Company’s equipment are presented below:

		September 30, 2012	September 30, 2012	March 31, 2012
		Accumulated
	Cost	Depreciation	Net	Net

Computer equipment	$9,812	$9,812	$0	$0
Computer software	14,445	14,445	0	0
Equipment	45,159	30,787	14,372	18,653

Total	$69,415	$53,007	$14,372	$18,653

Depreciation expense for the three and six months ended September 30, 2012 and 2011 was $2,037 and $2,483, and $4,280 and $4,724, respectively.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

5.

Stockholders’ Deficit

a)

Authorized:

500,000,000 Common shares with no par value

10,000,000 Preferred shares with no par value issued or outstanding:

During the three and six months ended September 30, 2012, the Company effected the following stock transactions

On November 8, 2011, the Company issued 37,500 shares of common stock for director compensation for a value of $21,000.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.56 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period. These shares were recorded as subscription payable as of March 31, 2012. The shares were issued on May 30, 2012.

On February 9, 2012, the Company issued 250,000 shares of common stock for director compensation for a value of $117,500.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.47 per share.  The compensation agreement calls for a total of 1,000,000  shares to be issued during a 12 month period. These shares were recorded as subscription payable as of March 31, 2012. The shares were issued on May 30, 2012.

On February 15, 2012, the Company issued 37,500 shares of common stock for director compensation for a value of $22,875.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $.0.61 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period. These shares were recorded as subscription payable as of March 31, 2012. The shares were issued on May 30, 2012.

On March 8, 2012, the Company issued 37,500 shares of common stock for director compensation for a value of $17,250.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.46 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period. These shares to be issued during a 12 month period. These shares were recorded as subscription payable as of March 31, 2012. The shares were issued on May 30, 2012.

On July 8, 2012, the Company issued 37,500 shares of common stock for director compensation for a value of $8,250.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.22 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period. These shares were recorded as subscription payable as of September 30, 2012.

On September 25, 2012, the Company issued 37,500 shares of common stock for director compensation for a value of $5,250.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.14 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period. These shares were recorded as subscription payable as of September 30, 2012.

6.

Warrants

There are no warrants outstanding as of September 30, 2012. The 5,476,191 of unexercised warrants issued in the prior year expired on April 19, 2012.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

7.

Stock options

On February 16, 2012 the company granted a non-qualified stock option to its newly appointed director, Thomas Trkla as compensation for his services. The director is entitled to purchase a total of three hundred thousand (300,000) shares of restricted common stock for a price equal to $0.30 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12 month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the “Vesting Period”). As at September 30, 2012, the director has not exercised any right. The total fair value of these options at the date of grant was estimated to be $180,000 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free  interest rate of 1.99%, a dividend yield of 0% and expected volatility of 419% . Out of this $135,000 was recorded as a stock based compensation expense till September 30, 2012 based on two hundred and twenty five thousand (225,000) options vested.

	Number of Options	Weighted-Average Exercise Price per share	Weighted- Average Remaining Life (Years)
Outstanding at as at 4.01.2012	300,000	$ 0.30	9.88
Granted	-	$ -	-
Exercised	-	$ NA	NA
Cancelled	-	$ NA	NA
Outstanding at as at 9.30.2012	300,000	$ 0.30	9.38
Exercisable at 09.30.2012	225,000	$ 0.30

8.

Loan - Related Party

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

8.

Loan - Related Party (cont’d)

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

Interest expense for the three and six months ended September 30, 2012 and 2011 was $15,594 and $6,535, and $30,260 and $17,913, respectively.

9.

Note Payable

The Company issued on February 21, 2012 a $99,964 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in two years on February 21, 2014.

The Company issued on June 13, 2012 a $99,970 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in two years on June 13, 2014.

The Company issued on September 27, 2012 a $49,980 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in two years on September 27, 2014.

Interest expense for the three and six months ended September 30, 2012 and 2011 was $2,951 and $0, and $8,025 and $0, respectively.

10.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $2,157 and $1,000, and $3,631 and $4,753, of advertising expense during the three and six months ended September 30, 2012 and 2011.

11.

Stock Compensation Program

On April 12, 2011, subject to shareholder approval, the Board of Directors of eCrypt Technologies, Inc. (the “Company”) approved the adoption of the eCrypt Technologies, Inc. Stock Compensation Program (the “Program”) under which 13,500,000 shares have been reserved for purposes of possible future issuance of incentive stock options, non-qualified stock options, and restricted stock grants to employees, directors and certain key individuals.  On April 15, 2011, pursuant to a written consent in lieu of a meeting, a majority of the Company’s shareholders approved the Program.  The purpose of the Program is to attract and retain key employees, consultants and other 11.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

Stock Compensation Program (cont’d)

persons, and to provide such key individuals with an additional incentive to contribute to the success of the Company.  In order to maintain flexibility in the award of stock benefits, the Program constitutes a single “omnibus” plan, but is composed of three parts.  The first part is the Incentive Stock Option Plan (“Incentive Option Plan) which provides grants of incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended.  The second part is the Nonqualified Stock Option Plan (“Nonqualified Option Plan”) which provides grants of nonqualified stock options.  The third part is the Restricted Shares Plan (“Restricted Plan”) which provides grants of restricted shares of Company common stock. The Incentive Option Plan, the Nonqualified Option Plan and the Restricted Plan respectively comprise Plan I, Plan II, and Plan III of the Program.

12.

Subsequent Events

The Company issued on October 5, 2012 a $49,980 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in two years on October 5, 2014.

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

Overview & Plan of Operation

eCrypt Technologies, Inc. was incorporated in the State of Colorado on April 19, 2007.  The Company provides encryption solutions which secure the transmission of, storage of, and access to digital information. Currently the Company is a development stage Company. On September 27, 2012, Company’s amended bylaws were adopted to the amend Article three, section 3 of the original bylaws to increase the maximum number of directors of the Registrant from five (5) persons to eleven (11) persons.

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

Currently, eCrypt develops and sells device-based encryption and security software and web-based encryption services for Personal Digital Assistants (“PDAs”), wireless handheld devices, laptop and desktop computers, pocket computers, cellular phones, smartphones, and other file storage devices. The Company has developed, and is now selling via its eCommerce website, its first product to market, eCrypt One on One, encryption software for email on BlackBerry® smartphones. As of September 30, 2012, the Company had earned limited revenue from sales of eCrypt One on One. The Company is also currently selling subscriptions to its web-based solution, eCrypt Me, a secure email, secure file storage, and secure file sharing service.

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

Over the next twelve (12) months, eCrypt plans to continue developing new products and existing product enhancements and strengthening strategic alliances.  In particular, eCrypt plans to add features to its web-based solution, eCrypt Me, as well as commence the development of additional mobile phone apps for the service.  The Company will also commence with the development of an appliance-based enterprise level data encryption solution.

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

4.

commence and complete development of enhancements to eCrypt Me; and

5.

complete development of an appliance-based enterprise level encryption solution.

The foregoing business actions are goals of the Company.  There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended September 30, 2012, as compared to the three and six months ended September 30, 2011. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operation for eCrypt Technologies, Inc. for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011.

Revenue

During the three months ended September 30, 2012, the Company had revenues of $856 as compared to revenues of $480 during the three months ended September 30, 2011, an increase of $376, or approximately 78%. The increase in revenue experienced by the Company was primarily attributable to the commercialization of eCrypt Me.

Operating Expenses

During the three months ended September 30, 2012 the Company had operating expenses of $164,227 as compared to operating expenses of $72,354 during the three months ended September 30, 2011, an increase of $91,873 or approximately 126.977%. The increase in operating expenses experienced by the Company was primarily attributable to an increase in general and administrative expenses.

Net Loss

The Company had a net loss of $(184,038) for the three months ended September 30, 2012, as compared to a net loss of $(82,482) for the three months ended September 30, 2011, a change of $101,556 or approximately 123%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating and interest expenses during the three months ended September 30, 2012.

Results of Operation for eCrypt Technologies, Inc. for the Six Months Ended September 30, 2012 Compared to the Six Months Ended September 30, 2011.

Revenue

During the six months ended September 30, 2012, the Company had revenues of $1,675 as compared to revenues of $680 during the six months ended September 30, 2011, an increase of $995, or approximately 146.3%. The increase in revenue experienced by the Company was primarily attributable to the commercialization of eCrypt Me.

Operating Expenses

During the six months ended September 30, 2012 the Company had operating expenses of $271,108 as compared to operating expenses of $229,292 during the six months ended September 30, 2011, an increase of $41,816 or approximately 18.237%. The increase in operating expenses experienced by the Company was primarily attributable to an increase in general and administrative expenses.

Net Loss

The Company had a net loss of $(307,717) for the six months ended September 30, 2012, as compared to a net loss of $(251,625) for the six months ended September 30, 2011, a change of $56,092 or approximately 22.29%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating and interest expenses during the six months ended September 30, 2012.

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

During the next twelve months, we plan to seek to generate the necessary capital to fund our business operations and complete our desired business activity through sales of our software eCrypt One on One, and subscriptions to our web-based service eCrypt Me.  However, as of the period ended September 30, 2012, we have generated limited revenue through sales of eCrypt One on One and subscriptions to eCrypt Me.   If we are unable to generate the necessary capital through the sales of these products, we may conduct a private placement offering to seek to raise the necessary working capital to fund our business operations.

The following discussion outlines the state of our liquidity and capital resources as of September 30, 2012:

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of September 30, 2012, we have total current assets of $57,208 as compared to total current assets of $73,197 at March 31, 2012, a decrease of $15,989, or approximately 21.844%; and ii) as of September 30, 2012, we have total assets of $71,580, compared to total assets of $91,850 as of March 31, 2012, a decrease of $20,270, or approximately 22.069%.  The decrease in the Company’s total current assets and total assets from September 30, 2012 to March 31, 2012 was primarily attributable to the fact that the Company utilized available cash for operating expenses during the period ended September 30, 2012.

Cash As of September 30, 2012, our unaudited balance sheet reflects that we have cash of $57,208, as compared to $73,197 at March 31, 2012, a decrease of $15,989, or approximately 21.844%.  The decrease in the Company’s cash from September 30, 2012 to March 31, 2012 was primarily attributable to the fact that the Company utilized available cash for operating expenses during the period ended September 30, 2012.

Total Current Liabilities

Our unaudited balance sheet reflects that: i) as of September 30, 2012, we have total current liabilities of $586,995 as compared to total current liabilities of $291,249 at March 31, 2012, an increase of $295,746 or approximately 101.544%; and ii) as of September 30, 2012, we have total liabilities of $935,734 as compared to total liabilities of $751,787 at March 31, 2012, an increase of $183,947 or approximately 24.468%.  The increase in the Company’s total current liabilities and total liabilities from September 30, 2012 to March 31, 2012 was primarily attributable to the fact that the Company received loans from related and third parties, and realized an increase in the accrued interest on the loans, accounts payable and accrued liabilities.

Cash Flow for the Company for the Six Month Period Ended September 30, 2012 as Compared to the Six Month Period Ended September 30, 2011

Operating Activities During the six month period ended September 30, 2012, the net cash used by the Company in operating activities was $(165,939) as compared to net cash used in operating activities of $(152,237) during the six month period ended September 30, 2011, a change of $13,702 or approximately 9%.  The increase in our net cash used in operating activities was primarily attributable to an increase in net loss, stock issued for compensation and interest on loan from a related party.

Financing Activities During the six month period ended September 30, 2012, the net cash provided by financing activities was $149,950 as compared to net cash provided by financing activities of $155,000 during the six month period ended September 30, 2011, a decrease of $5,050, or approximately 3.258%. The change in net cash provided by financing activities was primarily attributable to the fact that the Company received less cash via a loan from a third party.

Investing Activities During the six month period ended September 30, 2012, the net cash used in investing activities was $nil as compared to net cash used in investing activities of $15,578 during the six month period ended September 30, 2011, a decrease of $15,578, or 100%. The change in net cash used in investing activities from the six month period ended September 30, 2012 and the six month period ended September 30, 2011 was primarily attributable to a decrease in equipment purchases.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.  Specifically, based on the foregoing evaluation, our management has concluded that, as of September 30, 2012, the Company's disclosure controls and procedures contained a material weakness due to a failure by the Company to properly record and value stock transactions relating to stock options issued by the Company, and as a result of such material weakness, our disclosure controls and procedures were not effective as of September 30, 2012.  To remediate the weakness in our internal controls over financial reporting, we intend to: i) reconcile stock issuance transactions against the agreements underlying such stock issuance transactions to ensure that equity issuances are properly accounted for; and ii) implement a review board to review the stock issuance transactions to ensure that they are properly valued and accounted for.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2012, that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 25, 2012, the Company issued 37,500 shares of common stock for director compensation for a value of $5,250, pursuant to the terms and conditions of a Restricted Shares Agreement; a copy of the Restricted Shares Agreement was filed as exhibit 10.12 to a Form 8-K filed by the Company with the Securities and Exchange Commission on September 26, 2012.    The share price is valued at the adjusted closing price on the date of grant which was $ 0.14 per share.  The Restricted Shares Agreement calls for a total of 150,000 shares to be issued during a 12 month period.  For the above share issuances, the shares were not registered under the Securities Act in reliance upon the exemptions from registration contained in Section 4(2) of the Securities Act of 1933 (the “1933 Act”).  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

None.

ITEM 5.

OTHER INFORMATION.

None

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

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.

SCH XBRL Schema Document.

101

INS XBRL Instance Document.

101.

CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.

LAB XBRL Taxonomy Extension Label Linkbase Document.

101.

PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101.

DEF XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eCRYPT TECHNOLOGIES, INC.

By:  /S/ Brad Lever

Brad Lever, Chief Executive Officer, Chief Financial Officer

November 19, 2012