Form 10-Q
period 2012-12-31
eCrypt Technologies, Inc.
filed 2013-02-19
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 13, 2013, the Company had 135,773,552 shares issued and outstanding.

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2012

eCrypt Technologies, Inc.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)
	As at	As at
	December 31,	March 31,
	2012	2012
ASSETS

CURRENT ASSETS
Cash	$ 41,522	$ 73,197
Prepaid expenses	4,492	-
TOTAL CURRENT ASSETS	46,014	73,197

Property and equipment, net	11,576	18,653

TOTAL ASSETS	$ 57,590	$ 91,850

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,635	$ 16,884
Accounts payable-related party	4,500	17,317
Accrued interest on loan-related party	105,910	42,048
Loans-related party	515,000	215,000
TOTAL CURRENT LIABILITIES	627,045	291,249

LONG TERM LIABILITIES
Loans	349,874	99,964
Loan-related party	38,000	338,000
Accrued interest	16,751	1,065
Accrued interest-related party	3,685	21,509
TOTAL LONG TERM LIABILITIES	408,310	460,538

TOTAL LIABILITIES	1,035,355	751,787

STOCKHOLDERS' DEFICIT
Preferred stock (10,000,000 Shares Authorized; No Par Value
0 and 0 shares issued and outstanding as at December 31, 2012 and March 31, 2012)	-	-
Common stock (500,000,000 Shares Authorized; No Par Value;
135,773,552 and 135,411,052 shares issued and outstanding as at December 31, 2012 and March 31, 2012)	994,286	815,661
Additional paid in capital	135,000	45,000
Stock subscription payable	13,500	178,625
Deficit accumulated during the development stage	(2,120,551)	(1,699,223)
TOTAL STOCKHOLDERS' DEFICIT	(977,765)	(659,937)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 57,590	$ 91,850

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011	Cumulative Amount from Inception (April 19, 2007) to December 31, 2012

REVENUES
Sales	$ 376	$ 505	$ 2,051	$ 1,185	$ 98,881

OPERATING EXPENSES
Amortization and depreciation	1,319	2,516	5,599	7,239	68,076
Advertisement and promotion	635	1,710	4,266	6,463	355,353
General and administrative	78,353	113,782	306,568	310,198	1,383,475
Professional fees	8,763	11,247	43,743	40,021	275,893
TOTAL OPERATING EXPENSES	89,070	129,255	360,176	363,921	2,082,797

OPERATING LOSS	(88,694)	(128,750)	(358,125)	(362,736)	(1,983,916)

OTHER INCOME (EXPENSES)
Interest expense-related party	(15,779)	(12,302)	(46,038)	(29,969)	(122,204)
Interest expense	(7,662)	-	(15,687)	-	(16,752)
Gain on sale of fixed asset	-	-	-	-	600
Loss on disposal of equipment	(1,478)	-	(1,478)	-	(1,478)
Interest income	-	-	-	29	3,199
TOTAL OTHER INCOME (EXPENSES)	(24,919)	(12,302)	(63,203)	(29,940)	(136,635)

NET LOSS	$ (113,613)	$ (141,052)	$ (421,328)	$ (392,676)	$ (2,120,551)

Loss per share
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	135,773,552	134,405,617	135,695,779	135,117,779

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from Inception (April 19, 2007) to December 31, 2012
(Unaudited)

No Par Value	Preferred Shares		Common Shares		Additional Paid	Stock/ Subscriptions	Retained Earnings	Total Stockholders'
	Number	Amount	Number	Amount	in Capital	Payable	(Deficit)	Equity

Balance at April 19, 2007 (Date of Inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Shares issued	-	-	116,015,968	55,130	-	-	-	55,130
Net loss for the period	-	-	-	-	-	-	(32,505)	(32,505)

Balance March 31, 2008 (audited)	-	-	116,015,968	55,130	-	-	(32,505)	22,625

Stock subscriptions	-	-	-	-	-	4,875	-	4,875
Shares issued	-	-	17,502,248	151,572	-	-	-	151,572
Net loss for the period	-	-	-	-	-	-	(92,111)	(92,111)

Balance March 31, 2009 (audited)	-	-	133,518,216	206,702	-	4,875	(124,616)	86,961

Stock cancelled						(4,875)		(4,875)
Stock subscriptions	-	-	-	-	-	400,000	-	400,000
Shares issued	-	-	40,455	32,768	-	-	-	32,768
Net loss for the period	-	-	-	-	-	-	(184,480)	(184,480)

Balance March 31, 2010 (audited)	-	-	133,558,671	239,470	-	400,000	(309,096)	330,374

Shares issued for cash	-	-	952,381	400,000	-	(400,000)	-	-
Shares issued for compensation	-	-	287,500	63,750	-	-	-	63,750
Net loss for the period	-	-	-	-	-	-	(693,906)	(693,906)

Balance March 31, 2011 (audited)	-	-	134,798,552	703,220	-	-	(1,003,002)	(299,782)

Stock options issued	-	-	-	-	45,000	-	-	45,000
Shares issued for compensation	-	-	612,500	112,441	-		-	112,441
Stock subscription payable	-	-	-	-	-	178,625	-	178,625
Net loss for the period	-	-	-	-	-	-	(696,221)	(696,221)

Balance March 31, 2012 (audited)	-	-	135,411,052	815,661	45,000	178,625	(1,699,223)	(659,937)

Stock option rights issued to Thomas Trkla vested in quarter ended June 30, 2012	-	-	-	-	45,000	-	-	45,000
Shares issued for compensation	-	-	362,500	178,625	-	-	-	178,625
Share Subscription						(178,625)		(178,625)
Stock option rights issued to Thomas Trkla vested in quarter ended September 30, 2012					45,000			45,000
Stock subscription payable						13,500		13,500
Net loss	-	-	-	-	-	-	(421,328)	(421,328)

Balance December 31, 2012 (unaudited)	-	$ -	135,773,552	$ 994,286	$ 135,000	$ 13,500	$ (2,120,551)	$ (977,765)

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended December 31, 2012	For the nine months ended December 31, 2011	Cumulative Amount from Inception (April 19, 2007) to December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (421,328)	$ (392,676)	$ (2,120,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	5,599	7,239	68,076
Loss on disposal of equipment	1,478	-	1,478
Stock options issued for compensation	90,000	-	135,000
Stock issued for compensation	13,500	133,440	368,316
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(15,249)	(1,468)	1,635
Accounts payable-related party	(12,817)	7,917	4,500
Interest on loan	15,686	-	16,751
Interest on loan-related party	46,038	29,970	118,565
Prepaid expenses	(4,492)	710	(4,492)
NET CASH USED IN OPERATING ACTIVITIES	(281,585)	(214,868)	(1,410,722)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	-	(10,000)
Computer equipment	-	-	(11,526)
Computer software	-	-	(14,446)
Equipment	-	(15,578)	(45,160)
NET CASH USED IN INVESTING ACTIVITIES	-	(15,578)	(81,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance	-	-	206,702
Stock subscriptions	-	-	400,000
Proceeds from convertible loan-related party	-	-	23,800
Proceeds from loan	249,910	-	349,874
Proceeds from loan-related party	-	200,000	553,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	249,910	200,000	1,533,376

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,675)	(30,446)	41,522

CASH AND CASH EQUIVALENTS
Beginning of year	73,197	42,417	-
End of year	$ 41,522	$ 11,971	$ 41,522

Supplemental disclosures of cash flow information:
Shares issued in settlement of convertible note	$ -	$ -	$ 32,768
Common stock issued to satisfy common stock payable	$ -	$ (400,000)	$ (400,000)

The accompanying notes are an integral part of these financial statements.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.

Nature of Operations

eCrypt Technologies Inc., a Colorado corporation (“the Company”), was incorporated on April 19, 2007.  The Company develops and sells encryption software which secures the transmission of, storage of, and access to digital information.  Software applications range from device based (for Personal Digital Assistants (“PDAs”), wireless handheld devices, laptop and desktop computers, pocket computers, cellular phones, smartphones, and other file storage devices), to server-based encryption software for email servers and for file-store servers.

2.

Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”).

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2012, and the results of operations and cash flows presented herein have been included in the financial statements. The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities”, the Company is considered a development stage company. Operating results for the three months and nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013. The financial statements should be read in conjunction with the Form 10-K for the year ended March 31, 2012 of the Company.

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

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring losses from operations since inception (April 19, 2007) of $2,120,551, which raises substantial doubt about its ability to continue as a going concern.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market. Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

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

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011
Net loss	$ (421,328)	$ (392,676)
Weighted-average number of shares outstanding
Basic	135,695,779	135,117,778
Loss per share
Basic	(0.00)	(0.00)

3.

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

4.

Property and Equipment

The components of the Company’s equipment are presented below:

		December 31, 2012	December 31, 2012	March 31, 2012
		Accumulated
	Cost	Depreciation	Net	Net

Computer equipment	$ 9,812	$ 9,812	$ 0	$ 0
Computer software	14,445	14,445	0	0
Equipment	37,179	25,603	11,576	18,653

Total	$ 61,436	$ 49,860	$ 11,576	$ 18,653

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

4.

Property and Equipment (cont’d)

Depreciation expense for the three and nine months ended December 31, 2012 and 2011 was $1,319 and $2,516 and $5,599, and $7,239, respectively.

5.

Stockholders’ Deficit

a)

Authorized:

500,000,000 Common shares with no par value

10,000,000 Preferred shares with no par value issued or outstanding:

During the three and nine months ended December 31, 2012, the Company effected the following stock transactions

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

On February 15, 2012, the Company issued 37,500 shares of common stock for director compensation for a value of $22,875.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.61 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period. These shares were recorded as subscription payable as of March 31, 2012. The shares were issued on May 30, 2012.

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

On July 8, 2012, the Company issued 37,500 shares of common stock for director compensation for a value of $8,250.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.22 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period. These shares were recorded as subscription payable as of December 31 , 2012.

On September 25, 2012, the Company issued 37,500 shares of common stock for director compensation for a value of $5,250.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.14 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period. These shares were recorded as subscription payable as of December 31, 2012.

6.

Warrants

There are no warrants outstanding as of December 31, 2012. The 5,476,191 of unexercised warrants issued in the prior year expired on April 19, 2012.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

7.

Stock options

On February 16, 2012 the company granted a non-qualified stock option to its newly appointed director, Thomas Trkla as compensation for his services. The director is entitled to purchase a total of three hundred thousand (300,000) shares of restricted common stock for a price equal to $0.30 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12 month period. As to the total number of Shares with respect to which the Option is granted, the Option execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the “Vesting Period”). As at December 31, 2012, the director has not exercised any right. The total fair value of these options at the date of grant was estimated to be $180,000 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 1.99%, a dividend yield of 0% and expected volatility of 419% . Out of this $135,000 was recorded as  stock based compensation expense through  December 31, 2012 based on two hundred  twenty five thousand  (225,000) options vested.

	Number of Options	Weighted-Average Exercise Price per share	Weighted- Average Remaining Life (Years)
Outstanding at as at 4.01.2012	300,000	$ 0.30	9.88
Granted	-	$ -	-
Exercised	-	$ NA	NA
Cancelled	-	$ NA	NA
Outstanding at as at 12.31.2012	300,000	$ 0.30	9.38
Exercisable at 12.31.2012	225,000	$ 0.30

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

The Company received a $100,000 advance during the month of January 2011 from a related party.  The advance was non-interest bearing and due in six months. On June 24, 2011 the loan was modified to bear interest at 10%, compounded annually, and extended to mature in two years on June 24, 2013.

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

Interest expense for the three and nine months ended December 31, 2012 and 2011 was $15,779 and $12,302, and $46,038 and $29,969, respectively.

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

The Company issued on December 18, 2012 a $49,980 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in two years on December 18, 2014.

Interest expense for the three and nine months ended December 31, 2012 and 2011 was $7,662 and $0, and $15,687 and $0, respectively.

10.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $635 and $1,710, and $4,266 and $6,463, of advertising expense during the three and nine months ended December 31, 2012 and 2011.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

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

12.

Subsequent Events

Management performed an evaluation of Company activity through the date the financial statements were issued, and has concluded that there are no significant subsequent events requiring disclosure.

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

Currently, eCrypt develops and sells device-based encryption and security software and web-based encryption services for Personal Digital Assistants (“PDAs”), wireless handheld devices, laptop and desktop computers, pocket computers, cellular phones, smartphones, and other file storage devices. The Company has developed, and is now selling via its eCommerce website, its first product to market, eCrypt One on One, encryption software for email on BlackBerry® smartphones. As of December 31, 2012, the Company had earned limited revenue from sales of eCrypt One on One. The Company is also currently selling subscriptions to its web-based solution, eCrypt Me, a secure email, secure file storage, and secure file sharing service.

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

Over the next twelve (12) months, eCrypt plans to continue developing new products and existing product enhancements and strengthening strategic alliances.  In particular, eCrypt plans to add features to its web-based solution, eCrypt Me, as well as commence the development of additional mobile phone apps for the service.  The Company will also continue with the development of an appliance-based enterprise level data encryption solution.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended December 31, 2012, as compared to the three and nine months ended December 31, 2011. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operation for eCrypt Technologies, Inc. for the Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011.

Revenue

During the three months ended December 31, 2012, the Company had revenues of $376 as compared to revenues of $505 during the three months ended December 31, 2011, a decrease of $129, or approximately 25.5%. The decrease in revenue experienced by the Company was primarily attributable to a decrease in subscriptions to eCrypt Me during the three months ended December 31, 2012.

Operating Expenses

During the three months ended December 31, 2012 the Company had operating expenses of $89,070 as compared to operating expenses of $129,255 during the three months ended December 31, 2011, a decrease of $40,185 or approximately 31.09%. The decrease in operating expenses experienced by the Company was primarily attributable to an increase in advertising and promotion, and general and administrative expenses during the three months ended December 31, 2011.

Net Loss

The Company had a net loss of $(113,613) for the three months ended December 31, 2012, as compared to a net loss of $(141,052) for the three months ended December 31, 2011, a change of $27,439 or approximately 19.45%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced a decrease in operating expenses during the three months ended December 31, 2012.

Results of Operation for eCrypt Technologies, Inc. for the Nine Months Ended December 31, 2012 Compared to the Nine Months Ended December 31, 2011.

Revenue

During the nine months ended December 31, 2012, the Company had revenues of $2,051 as compared to revenues of $1,185 during the nine months ended December 31, 2011, an increase of $866, or approximately 73%. The increase in revenue experienced by the Company was primarily attributable to the commercialization of eCrypt Me.

Operating Expenses

During the nine months ended December 31, 2012 the Company had operating expenses of $360,176 as compared to operating expenses of $363,921 during the nine months ended December 31, 2011, a decrease of $3,745 or approximately 1.029%. The decrease in operating expenses experienced by the Company was primarily attributable to a decrease in amortization and depreciation, advertisement and promotion, and general and administrative expenses.

Net Loss

The Company had a net loss of $(421,328) for the nine months ended December 31, 2012, as compared to a net loss of $(392,676) for the nine months ended December 31, 2011, a change of $28,652 or approximately 7.297%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in interest expenses during the six months ended December 31, 2012.

Liquidity and Capital Resources

Currently, we have limited operating capital.  The Company anticipates that it will require approximately $5,000,000 of working capital to complete all of its desired business activity during the next twelve months.  The Company has earned limited revenue from its business operations.  Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and, to date, the revenues generated from our business operations have not been sufficient to fund our operations or planned growth.  Currently we have been funding our business activities through loans from a principal shareholder and notes payable to a third party. Neither of these parties has made a commitment to continue to loan funds to the Company, and as a result, there is no assurance that the Company can continue to rely on these sources of financing to continue to fund our business operations.

We will likely require additional capital to continue to operate our business, and to further expand our business.   We may be unable to obtain the additional capital required.   Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

During the next twelve months, we plan to seek to generate the necessary capital to fund our business operations and complete our desired business activity through sales of our software eCrypt One on One, and subscriptions to our web-based service eCrypt Me.  However, as of the period ended December 31, 2012, we have generated limited revenue through sales of eCrypt One on One and subscriptions to eCrypt Me.   If we are unable to generate the necessary capital through the sales of these products, we may conduct a private placement offering to seek to raise the necessary working capital to fund our business operations.

The following discussion outlines the state of our liquidity and capital resources as of December 31, 2012:

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of December 31, 2012, we have total current assets of $46,014 as compared to total current assets of $73,197 at March 31, 2012, a decrease of $27,183, or approximately 37.137%; and ii) as of December 31, 2012, we have total assets of $57,590, compared to total assets of $91,850 as of March 31, 2012, a decrease of $34,260, or approximately 37.3%.  The decrease in the Company’s total current assets and total assets from December 31, 2012 to March 31, 2012 was primarily attributable to the fact that the Company utilized available cash for operating expenses during the period ended December 31, 2012.

Cash As of December 31, 2012, our unaudited balance sheet reflects that we have cash of $41,522, as compared to $73,197 at March 31, 2012, a decrease of $31,675, or approximately 43.274%.  The decrease in the Company’s cash from December 31, 2012 to March 31, 2012 was primarily attributable to the fact that the Company utilized available cash for operating expenses during the period ended December 31, 2012.

Total Current Liabilities

Our unaudited balance sheet reflects that: i) as of December 31, 2012, we have total current liabilities of $627,045 as compared to total current liabilities of $291,249 at March 31, 2012, an increase of $335,796 or approximately 115.295%; and ii) as of December 31, 2012, we have total liabilities of $1,035,355 as compared to total liabilities of $751,787 at March 31, 2012, an increase of $283,568 or approximately 37.719%.  The increase in the Company’s total current liabilities and total liabilities from December 31,

2012 to March 31, 2012 was primarily attributable to the fact that the Company received loans from related and third parties, and realized an increase in the accrued interest on the loans.

Cash Flow for the Company for the Nine Month Period Ended December 31, 2012 as Compared to the Nine Month Period Ended December 31, 2011

Operating Activities During the nine month period ended December 31, 2012, the net cash used by the Company in operating activities was $(281,585) as compared to net cash used in operating activities of $(214,868) during the nine month period ended December 31, 2011, a change of $66,717 or approximately 31.05%.  The increase in our net cash used in operating activities was primarily attributable to an increase in net loss, stock options issued for compensation and interest on loans from a third and related parties.

Financing Activities During the nine month period ended December 31, 2012, the net cash provided by financing activities was $249,910 as compared to net cash provided by financing activities of $200,000 during the nine month period ended December 31, 2011, an increase of $49,910, or approximately 24.955%. The change in net cash provided by financing activities was primarily attributable to the fact that the Company received more cash via a loan from a third party.

Investing Activities During the nine month period ended December 31, 2012, the net cash used in investing activities was $nil as compared to net cash used in investing activities of $15,578 during the nine month period ended December 31, 2011, a decrease of $15,578, or 100%. The change in net cash used in investing activities from the nine month period ended December 31, 2012 and the nine month period ended December 31, 2011 was primarily attributable to a decrease in equipment purchases.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.  Specifically, based on the foregoing evaluation, our management has concluded that, as of December 31, 2012, the Company's disclosure controls and procedures contained a material weakness due to a failure by the Company to properly record and value stock transactions relating to stock options issued by the Company, and as a result of such material weakness, our disclosure controls and procedures were not effective as of December 31, 2012.  To remediate the weakness in our internal controls over financial reporting, we intend to: i) reconcile stock issuance transactions against the agreements underlying such stock issuance transactions to ensure that equity issuances are properly accounted for; and ii) implement a review board to review the stock issuance transactions to ensure that they are properly valued and accounted for.  Our chief executive officer and chief financial officer also concluded that our disclosure controls on accounts payable were also not effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2012, that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

February 13, 2013