Form 10-K
period 2013-03-31
eCrypt Technologies, Inc.
filed 2013-07-15
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2013

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

As of July 12, 2013, the Company had 135,811,052 shares issued and outstanding.

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

Principal Products

eCrypt’s primary business focus is on information security solutions which assist individuals and entities in securely transmitting, storing, and accessing information.  The Company’s business operations are oriented around the development and sale of encryption software and services.  To date the Company has earned limited revenue. The Company believes the majority of its revenues will be derived from enterprise-level information security software sales.

Currently, eCrypt develops and sells server and device-based encryption and security software, as well as web-based encryption services for desktop computers, laptops, smartphones and tablets. The Company has developed, and is now selling via its eCommerce website, its first product to market, eCrypt One on One, encryption software for email on BlackBerry® smartphones; as of March 31, 2013, the Company had earned limited revenue from sales of eCrypt One on One. The Company is also currently selling subscriptions to its web-based solution, eCrypt Me, a secure email, secure file storage, and secure file sharing service.

eCrypt is also developing and plans to sell an  enterprise-level  information security soft-appliance named  Ecrypt One which protects email and attachments and helps organziations and governments comply with information  security regulations such as HIPAA.

Research and Development

Over the next twelve (12) months, eCrypt plans to continue developing new products and existing product enhancements and strengthening strategic alliances.  In particular, eCrypt plans to commence the distribution of an enterprise-level information security soft-appliance, named Ecrypt One.

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

Distribution

The Company plans to distribute its solutions globally, in accordance with applicable import and export regulations, through a number of distribution channels.  The primary method of distribution will be through dedicated in-house sales force.  Additional distribution channels will include the Company’s eCommerce websites at https://shop.ecryptinc.com,   http://ecrypt.me, and others which have not yet been established.

The Company will also pursue strategic distribution alliances with data centers, service providers, carrier dealers, and software vendors to distribute its solutions. The Company does not currently have any strategic distribution alliance contracts in place.  To date the Company has distributed its eCrypt One on One software solely via its eCommerce website and Ecrypt Me subscriptions via https://ecrypt.me

Customers and Marketing

Customers

The Company plans to have products in multiple sectors in both business and consumer markets.

To date, the Company has sold limited licenses of its encryption software to customers located globally.

The Company has also sold limited subscriptions to its web-based service, eCrypt Me.  The Company anticipates that initially its customers for eCrypt Me will be individuals and entrepreneurs in need of affordable and versatile encryption solutions for any or a combination of desktop computers, laptops, smartphones and tablets.  Furthermore, the Company anticipates that a majority of its customers will be small to medium sized businesses, especially those in industries affected by data security regulations such as HIPAA. The Company also anticipates sales of its products to consumers who are aware of and concerned about privacy and security risks of the internet and digital communications.

For Ecrypt One, its enterprise-level information security soft-appliance, the Company will target fortune 100 and 500 enterprises within the healthcare, financial services, and legal industries, as well as government, military and law enforcement agencies.  These organizations have a critical reliance on information security and data integrity, and are subject to numerous stringent information security regulations.

Marketing

Over the next twelve months, the Company anticipates that it will launch a new brand and brand strategy, and commence a comprehensive marketing campaign through a variety of traditional and non-traditional media.

Over the next twelve months, the Company will focus marketing efforts on customer acquisition for Ecrypt One.   The Company anticipates that it will market its products on the internet using the Company’s website (www.ecryptinc.com), on social networking sites like Facebook and Twitter, and on industry websites, blogs and forums.  The Company also intends to leverage the immense influence of the board of directors to access customers.  Amongst other activities, Board members will be speakers at events and will feature in publicity.

The Company will also continue developing affinity programs for groups such as the Online Therapy Institute.

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

eCrypt’s web-based encryption service, eCrypt Me, faces direct competition from: i) CryptoHeaven, ii) NeoCertified, iii) Zix Corporation; and, iv) Hushmail.  CryptoHeaven currently offers secure email, secure online storage, secure chat, secure web forms, and off-site backup services and NeoCertified currently offers secure email, and secure statements services, both similar to our eCrypt Me service.  Zix Corporation provides a secure email and file sharing service, while Hushmail offers a secure email subscription service, both similar to eCrypt Me.

Although there is no assurance that we will be able to successfully compete with these organizations, we believe because of eCrypt Me’s functionality, versatility, and ease of use that we will be able to successfully compete with our competitors.

Ecrypt One, the Company’s enterprise-level information security soft-appliance is a very unique technology that faces indirect competition from companies such as: i) Symantec Corporation; ii) Voltage Security; iii) Proofpoint Inc; iv) Axway Software; v) Watchguard; and, vi) Zix Corporation.

All of the aforementioned companies develop and distribute email security servers.  Although there is no assurance that we will be able to successfully compete with these organizations, our foremost advantage over these products is that Ecrypt One unifies multiple technologies and benefits (including email, encryption, anti-virus, anti-malware, no spam and no phishing) into a single solution making its use and administration more effective and efficient.

Intellectual Property and Agreements

Patents

On April 22, 2013, under the counsel of Steptoe & Johnson, the Company filed a provisional patent application for multiple processes within Ecrypt One, its enterprise-level information security solution soft-appliance.  A provisional patent assures confidence of the application’s contents for a period of 12 months.  It also provides the Company 12 months to continue development and make additional claims.   Furthermore, it provides eCrypt 12 months to determine whether or not it is in the Company’s best interest to file international patents, it establishes a filing date of April 22, 2013 for all of the aforementioned items.

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

Trade Secrets

The Company also relies on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain a competitive position in our product areas.  eCrypt employees, consultants and officers must sign a non-disclosure agreement before they are authorized to discuss particulars of the functionality of the Company’s software products.  All current employees, consultants and officers of the Company who are privy to confidential information have signed non-disclosure and non-competition agreements with the Company.  Additionally, Gabriel Rosu, the Company’s Chief Technology Officer, has signed a Development Consulting Agreement with the Company, pursuant to which eCrypt specifically retains ownership rights to all codes created and developed by Mr. Rosu in the scope of his engagement by the Company.  The foregoing description of the Development Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the Consulting Agreement which was filed as Exhibit 10.6 to Form 8-K filed with the SEC on May 27, 2010.

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

The procurement and use of commercially available security solutions by government, and military agencies is controlled through various regulations.  In order to provide or sell a service or product to a government or military agency, a vendor or provider must be approved by and listed with the U.S. General Services Administration (GSA).  Additionally, military applications also require that products are certified by the

National Security Agency.  The Company is pursuing such certifications and accrediations.  The Company is also working with Steptoe & Johnson to determine other regulatory requirements for Ecrypt One, its enterprise-level information security soft-appliance.

Employees

The Company does not currently have any full-time employees.  Kasia Zukowska has been contracted by the Company to perform administrative duties on behalf of the Company.  Gabriel Rosu has been contracted by the Company to perform software development duties and serve as the Chief Technology Officer for the Company.  Chris Neary has been contracted by the Company to serve as the Director of Marketing.  Various consultants have been contracted to fulfill software development and web programming duties.  Brad Lever currently serves as the President, Chief Executive Officer, and Chief Financial Officer, and director of the Company without wages or salaries.

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

eCrypt owns the following internet domain names: 6REPLY.COM, 6REPLY.INFO, 6SEND.COM, 6SEND.INFO, CONTROLISKEY.COM, ECRYPT.INFO, ECRYPT.IT, ECRYPT.ME, ECRYPT.US, ECRYPTINC.CA, ECRYPTINC.CO, ECRYPTINC.COM, ECRYPTINC.ME, ECRYPTINC.MOBI, ECRYPTINC.NET, ECRYPTINC.ORG, ECRYPTMAIL.COM, ECRYPTMAIL.INFO,

ECRYPTME.COM, ECRYPTONE.CA, ECRYPTONE.CO, ECRYPTONE.COM, ECRYPTONE.INFO, ECRYPTONE.ME, ECRYPTONE.MOBI, ECRYPTONE.NET, ECRYPTONE.ORG, PRIVACYNOW.TV, PRIVACYNOWTV.COM, SECUREINFORMATIONXCHANGE.COM, SECUREINFORMATIONXCHANGE.INFO, SECURERELAY.COM, SECURERELAY.INFO, SIXPERSONAL.COM, SIXPERSONAL.INFO, SIXREPLY.COM, SIXREPLY.INFO, SIXSEND.COM, SIXSEND.INFO, SIXSMB.COM, SIXSMB.INFO, YOURPRIVACYISOURBUSINESS.COM.

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

	(U.S. $)

2010	HIGH	LOW
Quarter Ended March 31	$1.25	$0.41
Quarter Ended June 30	$0.68	$0.19
Quarter Ended September 30	$0.34	$0.01
Quarter Ended December 31	$0.205	$0.0001

2011	HIGH	LOW
Quarter Ended March 31	$0.23	$0.0001
Quarter Ended June 30	$0.326	$0.12
Quarter Ended September 30	$0.12	$0
Quarter Ended December 31	$1.06	$0.145

2012	HIGH	LOW
Quarter Ended March 31	$0.65	$0.022
Quarter Ended June 30	$0.47	$0.2

Quarter Ended September 30	$0.23	$0.13
Quarter Ended December 31	$0.23	$0.12

2013	HIGH	LOW
Quarter Ended March 31	$0.2	$0.12

Holders

As of July 12, 2013, there were 135,811,052 shares of common stock issued and outstanding and approximately 22 shareholders of record.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2013 or 2012.  There are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors and the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

Overview & Plan of Operation

eCrypt Technologies, Inc. was incorporated in the State of Colorado on April 19, 2007.  The Company provides encryption solutions which secure the transmission of, storage of, and access to digital information. Currently the Company is a developmental stage Company.  Over the next twelve (12) months, eCrypt will continue developing new products and existing product enhancements and strengthening strategic alliances. In particular, eCrypt plans to launch a new brand and brand strategy, and commence the distribution of its enterprise-level information security soft-appliance, Ecrypt One.

In addition to the foregoing, in an effort to advance the business operations of the Company, over the next twelve (12) months the Company plans to undertake the following actions in the order in which they are listed:

1

complete user interface designs for Ecrypt One;

2

commence and complete testing of  Ecrypt One;

3

commence distribution of Ecrypt One;

The foregoing business actions are goals of the Company.  There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended March 31, 2013 as compared to the fiscal year ended March 31, 2012. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operation for eCrypt Technologies, Inc. for the Fiscal Year Ended March 31, 2013 Compared to the Fiscal Year Ended March 31, 2012.

Revenue

Revenue.  During the fiscal year ended March 31, 2013, the Company had revenues of $2,499 as compared to revenues of $2,612 during the fiscal year ended March 31, 2012, a decrease of $113, or approximately 4.3%. The decrease in revenue experienced by the Company was primarily attributable to a fluctuation in software sales and service subscriptions.

Operating Expenses

Operating Expenses.  During the fiscal year ended March 31, 2013, the Company had operating expenses of $523,261 as compared to operating expenses of $653,665 during the fiscal year ended March 31, 2012, a decrease of approximately $130,404 or 19.95%. The decrease in operating expenses experienced by the

Company was primarily attributable to a decrease in advertising and promotion expenses, and general and administrative expenses experienced by the Company.

Net Loss

Net Loss.  The Company had a net loss of $(608,715) for the fiscal year ended March 31, 2013 as compared to a net loss of $(696,221) for the fiscal year ended March 31, 2012, a change of $87,506 or approximately 12.57%.  The change in net loss experienced by the Company was primarily attributable to a decrease in operating expenses and an increase in interest expenses experienced by the Company.

Liquidity and Capital Resources

Currently, we have limited operating capital.  The Company anticipates that it will require approximately $7,000,000 of working capital to complete all of its desired business activity during the next twelve months. The Company has earned limited revenue from its business operations.  Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and, to date, the revenues generated from our business operations have not been sufficient to fund our operations or planned growth.  As noted above, we will likely require additional capital to continue to operate our business, and to further expand our business.   We may be unable to obtain the additional capital required.   Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

For the fiscal year ended March 31, 2013 we primarily funded our business operations with the proceeds from related party loans. During the next twelve months, we plan to seek to generate the necessary capital to fund our business operations and complete our desired business activity through sales of our software eCrypt One on One, and subscriptions to our web-based service eCrypt Me.  However, as of the period ended March 31, 2013, we have generated limited revenue through sales of eCrypt One on One and subscriptions to eCrypt Me.  If we are unable to generate the necessary capital through the sales of these products, we may conduct a private placement offering to seek to raise the necessary working capital to fund our business operations, or continue to rely on related party loans to fund our business operations.

The following discussion outlines the state of our liquidity and capital resources for the fiscal year ended March 31, 2013, compared to the fiscal year ended March 31, 2012:

Total Current Assets & Total Assets

Our audited balance sheet reflects that: i) as of March 31, 2013, we have total current assets of $10,863, as compared to total current assets of $73,197 as of March 31, 2012, a decrease of $62,334, or approximately 85.16%; and ii) as of March 31, 2013, we have total assets of $22,737, compared to total assets of $91,850 as of March 31, 2012, a decrease of $69,113, or approximately 75.246%.  The increase in the Company’s total current assets and total assets from March 31, 2012 to March 31, 2013 was primarily attributable to a decrease in the Company’s cash.

Cash: As of March 31, 2013, our audited balance sheet reflects that we have cash of $10,863, as compared to $73,197 at March 31, 2012, a decrease of $62,334, or approximately 85.16%.  The decrease in the Company’s cash from March 31, 2012 to March 31, 2013 was primarily attributable to the fact that during the period ended March 31, 2013 the Company used available cash for operational expenses.

Total Current Liabilities & Total Liabilities

As of March 31, 2013, our audited balance sheet reflects that we have total current liabilities of $821,835 as compared to total current liabilities of $291,249 at March 31, 2012, an increase of $530,586, or approximately 182.176%. We have total liabilities of $1,136,514 as compared to total liabilities of $751,787 at March 31, 2012, an increase of $384,727, or approximately 51.175%.  The increase in the Company’s total liabilities from March 31, 2012 to March 31, 2013 was primarily attributable to the fact that the Company obtained loans from related and third parties during the period ended March 31, 2013.

Cash Flow for the Company for the Fiscal Year Ended March 31, 2013 as Compared to the Fiscal Year Ended March 31, 2012

Operating Activities During the fiscal year ended March 31, 2013, the net cash used by the Company in operating activities was $360,920, as compared to net cash used in operating activities of $291,606 during the fiscal year ended March 31, 2012, a change of $69,314.  The increase in net cash used in operating activities was primarily attributable to an increase in stock based compensation, an increase in accounts payable and accrued liabilities, and an increase in interest on loans from related and third parties.

Investing Activities During the fiscal year ended March 31, 2013, the net cash used by the Company in investing activities was $1,304, as compared to net cash used in investing activities of $15,578 during the fiscal year ended March 31, 2012, a change of $14,274. The change in net cash used by investing activities was primarily attributable to a decrease in spending on equipment.

Financing Activities During the fiscal year ended March 31, 2013, the net cash provided by financing activities was $299,890, as compared to net cash provided by financing activities of $337,964 during the fiscal year ended March 31, 2012, a decrease of $38,074, or approximately 11.266%. The change in net cash provided by financing activities was primarily attributable to the fact that during the fiscal year ended March 31, 2013, the Company obtained less cash via loans from a third party.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

eCRYPT TECHNOLOGIES, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED MARCH 31, 2013 and 2012

Page
Report of Independent Registered Public Accounting Firm	14
Balance Sheets	15 – 16
Statements of Operations	17
Statement of Stockholders’ Equity (Deficit)	18 – 19
Statements of Cash Flows	20 – 21
Notes to Financial Statements	22 – 33

Office Locations

Las Vegas, NV

New York, NY

Pune, India

Beijing, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

eCrypt Technologies, Inc.

We have audited the accompanying balance sheets of eCrypt Technologies, Inc., (A Development Stage Company) as of March 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and from inception (April 19, 2007) to March 31, 2013. eCrypt Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eCrypt Technologies, Inc. (A Development Stage Company) as of March 31, 2013 and 2012 and the result of its operations and its cash flows for the years then ended and from inception (April 19, 2007) to March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

June 11, 2013

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052

Telephone (702) 563-1600 ● Facsimile (702) 920-8049

www.dejoyagriffith.com

eCrypt Technologies, Inc.
(A Development Stage Company)
BALANCE SHEETS
(Audited)
	March 31,	March 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash	$ 10,863	$ 73,197
TOTAL CURRENT ASSETS	10,863	73,197

Property and equipment, net	11,874	18,653

TOTAL ASSETS	$ 22,737	$ 91,850

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 28,063	$ 16,884
Accounts payable-related party	4,500	17,317
Accrued interest on loan	11,141	-
Accrued interest on loan-related party	125,167	42,048
Note payable - related party	553,000	215,000
Note payable	99,964	-
TOTAL CURRENT LIABILITIES	821,835	291,249

LONG TERM LIABILITIES
Note payable	299,890	99,964
Note payable- related party	-	338,000
Accrued interest on loan	14,789	1,065
Accrued interest on loan-related party	-	21,509
TOTAL LONG TERM LIABILITIES	314,679	460,538

TOTAL LIABILITIES	$ 1,136,514	$ 751,787

STOCKHOLDERS' DEFICIT
Preferred stock (10,000,000 Shares Authorized; No Par Value
0 and 0 shares issued and outstanding as at March 31, 2013 and 2012)	-	-
Common stock (500,000,000 Shares Authorized; No Par Value;

135,811,052 and 135,411,052 shares issued and outstanding as at March 31, 2013 and 2012)	999,536	815,661
Additional paid-in capital	180,000	45,000
Stock subscription payable	14,625	178,625
Deficit accumulated during the development stage	(2,307,938)	(1,699,223)
TOTAL STOCKHOLDERS' DEFICIT	(1,113,777)	(659,937)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 22,737	$ 91,850

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Audited)

	For the year ended March 31, 2013	For the year ended March 31, 2012	Cumulative Amount from Inception (April 19, 2007) to March 31, 2013

REVENUES
Sales	$ 2,499	$ 2,612	$ 99,329

OPERATING EXPENSES
Amortization and depreciation	6,605	9,485	69,082
Advertisment and promotion	4,934	13,565	356,021
General and administrative	458,136	576,979	1,535,043
Professional fees	53,586	53,636	285,736
TOTAL OPERATING EXPENSES	523,261	653,665	2,245,882

OPERATING LOSS	(520,762)	(651,053)	(2,146,553)

OTHER INCOME (EXPENSES)
Interest expense	(86,475)	(45,198)	(163,706)
Loss on disposal of fixed asset	(1,478)	-	(878)
Interest income	-	30	3,199
TOTAL OTHER EXPENSES	(87,953)	(45,168)	(161,385)

NET LOSS	$ (608,715)	$ (696,221)	$ (2,307,938)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC
	135,731,292	135,185,164

NET LOSS PER SHARE - BASIC	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from Inception (April 19, 2007) to March 31, 2013
(Audited)

					Additional Paid in Capital	Stock/ Subscriptions Payable	Retained Earnings (Deficit)	Total Stockholders' Equity
No Par Value	Preferred Shares		Common Shares
	Number	Amount	Number	Amount

Balance at April 19, 2007 (Date of Inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Shares issued	-	-	116,015,968	55,130	-	-	-	55,130
Net loss for the period	-	-	-	-	-	-	(32,505)	(32,505)

Balance March 31, 2008	-	-	116,015,968	55,130	-	-	(32,505)	22,625

Stock subscriptions	-	-	-	-	-	4,875	-	4,875
Shares issued	-	-	17,502,248	151,572	-	-	-	151,572
Net loss for the period	-	-	-	-	-	-	(92,111)	(92,111)

Balance March 31, 2009	-	-	133,518,216	206,702	-	4,875	(124,616)	86,961

Stock cancelled						(4,875)		(4,875)
Stock subscriptions	-	-	-	-	-	400,000	-	400,000
Shares issued	-	-	40,455	32,768	-	-	-	32,768
Net loss for the period	-	-	-	-	-	-	(184,480)	(184,480)

Balance March 31, 2010	-	-	133,558,671	239,470	-	400,000	(309,096)	330,374

Shares issued for cash	-	-	952,381	400,000	-	(400,000)	-	-
Shares issued for compensation	-	-	287,500	63,750	-	-	-	63,750
Net loss for the period	-	-	-	-	-	-	(693,906)	(693,906)

Balance March 31, 2011	-	-	134,798,552	703,220	-	-	(1,003,002)	(299,782)

Stock options issued	-	-	-	-	45,000	-	-	45,000
Shares issued for compensation	-	-	612,500	112,441	-	-	-	112,441
Stock subscription payable						178,625		178,625
Net loss for the period	-	-	-	-	-	-	(696,221)	(696,221)

Balance March 31, 2012	-	-	135,411,052	815,661	45,000	178,625	(1,699,223)	(659,937)

Stock options issued	-	-	-	-	135,000	-	-	135,000
Shares issued for compensation	-	-	362,500	178,625	-	(178,625)	-	-
Shares issued to director			37,500	5,250	-	-	-	5,250
Stock subscription payable						14,625		14,625
Net loss for the period	-	-	-	-	-	-	(608,715)	(608,715)

Balance March 31, 2013	-	$ -	135,811,052	$ 999,536	$ 180,000	$ 14,625	$ (2,307,938)	$ (1,113,777)

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Audited)

	For the year ended March 31, 2013	For the year ended March 31, 2012	Cumulative Amount from Inception (April 19, 2007) to March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (608,715)	$ (696,221)	$ (2,307,938)
Adjustments for non-cash items:
Amortization and depreciation	6,605	9,485	69,082
Loss on disposal of equipment	1,478	-	1,478
Stock option based compensation	135,000	45,000	180,000
Stock based compensation	19,875	291,066	374,691
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	11,179	(4,160)	28,063
Accounts payable-related party	(12,817)	17,317	4,500
Interest on loan	24,865	1,065	25,930
Interest on loan-related party	61,610	44,132	134,137
Prepaid expenses	-	710	-
NET CASH USED IN OPERATING ACTIVITIES	(360,920)	(291,606)	(1,490,057)

CASH FLOWS USED IN INVESTING ACTIVITIES
License	-	-	(10,000)
Computer equipment	-	-	(11,526)
Computer software	-	-	(14,446)
Purchase of equipment	(1,304)	(15,578)	(46,464)
NET CASH USED IN INVESTING ACTIVITIES	(1,304)	(15,578)	(82,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance	-	-	206,702
Stock subscriptions	-	-	400,000
Proceeds from convertible loan-related party	-	-	23,800
Proceeds from loan	299,890	99,964	399,854
Proceeds from loan-related party	-	238,000	553,000
Paid in capital	-	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	299,890	337,964	1,583,356

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(62,334)	30,780	10,863

CASH AND CASH EQUIVALENTS
Beginning of year	73,197	42,417	-

End of year	$ 10,863	$ 73,197	$ 10,863

Supplemental disclosures of cash flow information:
Shares issued in settlement of convertible note	$ -	$ -	$ 32,768
Common stock issued to satisfy common stock payable	$ 183,875	$ -	$ (216,125)

The accompanying notes are an integral part of these financial statements.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(AUDITED)

1.

Nature of Operations

eCrypt Technologies Inc., a Colorado corporation (“the Company”), was incorporated on April 19, 2007.  The Company develops and sells encryption software which secures the transmission of, storage of, and access to digital information. Software applications range from device based (for cellular phones, smartphones, tablets, laptops and desktop computers), to server-based encryption software for email servers and for file-store servers.

2.

Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”).

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2013, and the results of operations and cash flows presented herein have been included in the financial statements. The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities”, the Company is considered a development stage company.

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

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception (April 19, 2007) up to March 31, 2013 of $2,307,938 which raises substantial doubt about its ability to continue as a going concern.

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

MARCH 31, 2013

(AUDITED)

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

The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred. The Company recognizes revenue in accordance with Accounting Standards Codification Section 605-10-599, Revenue Recognition, Overall, SEC Materials ("Section 605-10-599"). Section 605-10-599 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Cost of products sold consists of the cost of the purchased goods and labor related to the corresponding sales transaction. When a right of return exists, the Company defers revenues until the right of return expires. The Company recognizes revenue from services at the time the services are completed.

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(AUDITED)

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

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, highly liquid short-term investments, accounts payable and accrued liabilities, stockholder loans and third party notes payable.  The Company does not hold or issue financial instruments for trading purposes and does not hold any derivative financial instruments.

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(AUDITED)

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(AUDITED)

	2013	2012
Net loss	$ (608,715)	$ (696,221)
Weighted-average number of shares outstanding
Basic	135,731,292	135,185,164
Loss per share
Basic	(0.00)	(0.01)

3.

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

4.

Property and Equipment

The components of the Company’s equipment are presented below:

		Accumulated	2013	Accumulated	2012
	Cost	Depreciation	Net	Depreciation	Net

Computer equipment	$9,812	$9,812	$0	$9,812	$0
Computer software	14,445	14,445	0	14,445	0
Equipment	38,483	26,609	11,874	26,506	18,653

Total	$62,740	$50,866	$11,874	$50,763	$18,653

Depreciation expense for the years ended March 31, 2013 and 2012 was $6,605 and $9,485, respectively.

5.

Stockholders’ Deficit

a)

Authorized:

500,000,000 Common shares with no par value

10,000,000 Preferred shares with no par value; none issued or outstanding:

During the period from inception (April 19, 2007) through March 31, 2008, the Company effected the following stock transactions:

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(AUDITED)

The Company issued a total of 116,015,968 shares of the Company’s no par value common stock in exchange for cash of $55,130.

During the year ended March 31, 2009 the Company effected the following stock transactions:

On October 09, 2008, the Company announced a 4:1 forward stock split on its common shares. 33,203,992 common shares were issued for 8,300,998 common shares.

On November 12, 2009, the Board of Directors of the Company consented to and approved a 4:1 forward split of the Company’s 33,379,554 issued and outstanding shares of common stock.  Pursuant to Rule 10b-17, the Forward Split became effective 10 days following the submission of the required notification forms to FINRA, on November 24, 2009.  On the effective date, the Company’s transfer agent issued and mailed to the eligible shareholders of record, three additional shares of common stock for each share of common stock held by the shareholder.  The forward split resulted in the increase in the number of shares of the Company’s common stock issued and outstanding to 133,518,216 while keeping the number of authorized shares the same. During the year ended March 31, 2009, the Company issued 17,502,248 shares of the Company’s no par value common stock in exchange for cash of $151,572.

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

During the year ended March 31, 2011, the Company effected the following stock transactions:

On April 19, 2010, the Company entered into a private placement agreement that would offer up to 952,381 units which consists of a subscription agreement and three warrants.

Warrant #1 offers the holder to purchase 952,381 shares of the Corporation’s common stock at a price of $0.42 per share at any time within a twenty four month period from the date of closing.

Warrant #2 entitles the holder to purchase a total of 714,286 shares of the Corporation’s common stock at a price of $0.56 per share at any time within a twenty four month period from the date of closing.

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(AUDITED)

On April 22, 2010, the Company issued 952,381 shares of common stock, and three (3) warrants for a total value of $400,000, per the private placement agreement explained above.

On February 9, 2011, the Company issued 250,000 shares of common stock for director compensation for a value of $52,500.  The share price is valued at the adjusted closing price on the date of grant which was $0.21 per share.  The compensation agreement calls for a total of 1,000,000 shares to be issued during a twelve month period.

On February 15, 2011, the Company issued 37,500 shares of common stock for director compensation for a value of $11,250.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.30 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a twelve month period.

On June 23, 2011, the Company issued 250,000 shares of common stock for director compensation for a value of $50,000.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.20 per share.  The compensation agreement calls for a total of 1,000,000 shares to be issued during a twelve month period.

On June 23, 2011, the Company issued 37,500 shares of common stock for director compensation for a value of $6,941.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $.01851per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a twelve month period.

On July 8, 2011, the Company issued 37,500 shares of common stock for director compensation for a value of $7,875.  The share price is valued at the adjusted closing price on the date of grant which was $0.21 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a twelve month period.

On October 9, 2011, the Company issued 250,000 shares of common stock for director compensation for a value of $41,250.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.165 per share.  The compensation agreement calls for a total of 1,000,000 shares to be issued during a twelve month period.

On October 15, 2011, the Company issued 37,500 shares of common stock for director compensation for a value of $6,375.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $.0.17 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a twelve month period.

On November 8, 2011, the Company issued 37,500 shares of common stock for director compensation for a value of $21,000.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.56 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a twelve month period.

On February 9, 2012, the Company issued 250,000 shares of common stock for director compensation for a value of $117,500.  The share price is valued at the adjusted closing price on the date of vesting of the shares

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(AUDITED)

which was $0.47 per share.  The compensation agreement calls for a total of 1,000,000 shares to be issued during a twelve month period.

On February 15, 2012, the Company issued 37,500 shares of common stock for director compensation for a value of $22,875.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $.0.61 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a twelve month period.

On February 16, 2012 the company granted a non- qualified stock option to its newly appointed director, Thomas Trkla as compensation for his services. The director is entitled to purchase a total of three hundred thousand (300,000) shares of restricted common stock for a price equal to $0.30 per share (Exercise Price), vested over a ten year period thereafter. The option shall be exercised during the twelve month period. As at March 31, 2012 no options have been vested.

On March 8, 2012, the Company issued 37,500 shares of common stock for director compensation for a value of $17,250.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.46 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a twelve month period.

On May 30, 2012, the Company issued 362,500 shares of common stock out of stock payable.

On July 8, 2012, the Company issued 37,500 shares of common stock for director compensation for a value of $8,250.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.22 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a twelve month period. These shares were recorded as subscription payable as of March 31, 2013.

On September 25, 2012, the Company entered in an agreement to issue 37,500 shares of common stock for director compensation for a value of $5,250.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.14 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a twelve month period. These shares were issued on Oct 25, 2012.

On January 25, 2013, the Company authorized to issue 37,500 shares of common stock for director compensation for a value of $6,539.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.17 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a twelve month period. These shares were recorded as subscription payable as of March 31, 2013.

6.

Warrants

There are no warrants outstanding as of March 31, 2013. The 5,476,191 of unexercised warrants issued in the prior year expired on April 19, 2012.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(AUDITED)

7.

Stock Options

On February 16, 2012 the company granted a non-qualified stock option to its newly appointed director, Thomas Trkla as compensation for his services. The director is entitled to purchase a total of three hundred thousand (300,000) shares of restricted common stock for a price equal to $0.30 per share (Exercise Price), exercisable over a ten-year period thereafter. The option were vested during the twelve month period. As to the total number of Shares with respect to which the Option is granted, the Option was exercisable as follows: (i) 25% of the Option in the aggregate was exercisable upon the mutual execution of the Agreement (ii) 50% of the Option in the aggregate was exercisable on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate was exercisable on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate was exercisable on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the “Vesting Period”).

As of March 31, 2013, the director has not exercised any rights. The total fair value of these options at the date of grant was estimated to be $180,000 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 1.99%, a dividend yield of 0% and expected volatility of 419%. Out of this $180,000 was recorded as stock based compensation expense through March 31, 2013 based on three hundred thousand  (300,000) options vested.

	Number of Options	Weighted-Average Exercise Price per share	Weighted- Average Remaining Life (Years)
Outstanding at as at 4.01.2012	300,000	$ 0.30	9.88
Granted	-	$ -	-
Exercised	-	$ NA	NA
Cancelled	-	$ NA	NA
Outstanding as at 3.31.2013	300,000	$ 0.30	8.88
Exercisable at 3.31.2013	300,000	$ 0.30

8.

Loan-Related Party

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

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(AUDITED)

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

The Company acquired a $100,000 advance during the month of January 2011 from shareholder.  The advance was unsecured, non-interest bearing and due in six months. On June 24, 2011 the loan was modified to bear interest at 10%, compounded annually, and extended to mature in two years on June 24, 2013.

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

The Company issued on February 26, 2013 a $49,980 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in two years on February 26, 2015.

Interest expense for the years ended March 31, 2013, and 2012, was $86,475 and $45,198, respectively.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(AUDITED)

10.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $4,934 and $13,565 of advertising expense during the years ended March 31, 2013, and 2012, respectively.

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

12.

Income Taxes

The Company has losses carried forward for income tax purposes for March 31, 2013 and 2012.  There are no current or deferred tax expenses for the period ended March 31, 2013 or 2012 due to the Company’s loss position.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	2013	2012
Deferred tax asset attributable to:
Current operations	$ (614,549)	$ (454,792)
Less: Change in valuation allowance	614,549	454,792

Net refundable amount	$ -	$ --

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(AUDITED)

The composition of the Company’s deferred tax assets as at March 31, 2011 and 2010 is as follows:

	2013	2012
Net operating loss carry forward	$ (1,755,855)	$ (1,299,407)

Statutory federal income tax rate	35%	35%
Effective income tax rate	0%	0%

Deferred tax asset	(614,549)	454,792)
Less: Valuation allowance	614,549	454,792

Net deferred tax asset	$ --	$ --

The potential income tax benefit of these losses has been offset by a full valuation allowance.  As at March 31, 2013 and March 31, 2012, the Company has an unused operating loss carry-forward balance of approximately $1,755,855 and $1,299,407 respectively, which begins to expire in 2027.

13.

Subsequent Events

On April 22, 2013 the Company filed a provisional patent application for multiple processes within Ecrypt One an enterprise level email and encryption system software.  A provisional application provides the Company: i) confidentiality of the subject matters as it is not published or reviewed; ii) twelve months to make additional claims on the original application; iii) twelve months to determine whther or not it is in the best interest of the Company to file international patents; and iv) it established April 22, 2013 as the filing date for ll of the aforementioned activities.

On July 5, 2013, the Company executed an Amendement to the Consulting agreement entered into with Gabriel Rosu on May 23, 2010.  The Amendement is effective June 1, 2012 and modifies the terms of the engagement to remove the requirement for Mr. Rosu to work a minimum of 160 hours per month.  It also modified Mr. Rosu’s compensation from $95,000 per year, to $60 per hour.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2013 based upon the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2013, the Company's internal control over financial reporting contained a material weakness due to a failure by the Company to properly record and value stock transactions relating to stock options issued by the Company, and as a result of such material weakness, our internal controls over financial reporting were not effective as of March 31, 2013.  To remediate the weakness in our internal controls over financial reporting, we intend to: i) reconcile stock issuance transactions against the agreements underlying such stock issuance transactions to ensure that equity issuances are properly accounted for; and ii) implement a review board to review the stock issuance transactions to ensure that they are properly valued and accounted for.

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

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Significant Employees

The following table sets forth, as of March 31, 2013, the respective positions and ages of our directors and executive officers of the Company. Each director has been elected to hold office until the next annual meeting of shareholders and thereafter until his successor is elected. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Name	Age	Position	Director or Officer Since

Brad Lever	38	Director, Chief Executive Officer, Chief Financial Officer, President	April 2007
Gabriel Rosu	40	Chief Technology Officer	April 2007
Curt Weldon	65	Chairman of the Board of Directors	February 9, 2011
Jay M. Cohen	66	Director	February 15, 2011
Erik G. Mettala	63	Director	July 5, 2011
Thomas N. Trkla	53	Director	February 22, 2012
Matthew Johnson	37	Director	September 14, 2012

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

In June of 2012 Dr. Mettala was inducted into the Information Systems Security Association (ISSA) International Hall of Fame.

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

Mr. Trkla is a frequent speaker on trends in the United States’ commercial real estate markets and on core, value-added and opportunistic investment strategies. In the past several years, he has spoken at the Urban Land Institute spring and fall meetings, at the 2010 Andes Investment Summit in Bogota, Colombia, the National Conference of State Tax Judges, the New York State Society of CPAs and the 2010 and 2011 Real Estate Symposia presented by Northern Trust and RSM McGladrey.

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

Matthew Johnson: A 16-year veteran of the United States Air Force Office of Special Investigations,

Matthew Johnson has 15 years of experience working for the Department of Defense and Intelligence Community.

A recognized Subject Matter Expert in the areas of Computer Network Attack, Computer Network Defense, Mission Assurance, Secure-Computing, Cryptoanalysis Reverse-Engineering, and related-accreditation and testing, Mr. Johnson supports several technical investment review boards for the Federally Funded Research and Development Centers, and University Applied Research Centers.  In these efforts Mr. Johnson advises on technology investments, development timelines, and fielding Concepts of Operations to the intended user communities.

In addition to a B.S. in Statistical Sciences from the Air Force Academy in Colorado Springs, CO.  and a M.S. in Information Assurance from Norwich University in Northfield, VT.,  Mr. Johnson holds numerous cyber-related certifications and has held a TS/SCI clearance with Counterintelligence polygraph since 1998.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended March 31, 2013, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

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

Summary Compensation Table

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Brad Lever, CEO, President	2013 2012 2011 2010 2009	$nil $nil $nil $nil $nil	-- -- -- -- --	-- -- -- -- --	-- -- -- -- --	-- -- -- -- --	-- -- -- -- --	-- -- -- -- --	$nil $nil $nil $nil $nil
Gabriel Rosu, Chief Technology Officer	2013 2012 2011 2010 2009	$23,076.67 $95,000 $91,041 $nil $nil	-- -- -- -- --	-- -- -- -- --	-- -- -- -- --	-- -- -- -- --	-- -- -- -- --	-- $5521.82 $5,936.10 $ 5,742 --	$23,076.67 $101,321.86 $96,977.10 $ 5,742 $nil

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal year ended March 31, 2013.

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

Compensation Agreements

As disclosed on Forms 8-K filed with the SEC on May 27, 2010 and July 9, 2013, on May 26, 2010 and July 5, 2013, the Company entered into and subsequently amended a Consulting Agreement (the “Consulting Agreement”) with Gabriel Rosu setting forth the terms and conditions under which Mr. Rosu serves as the Chief Technology Officer of the Company.  The Consulting Agreement is for one year terms.  The current term of the Consulting Agreement commenced effective April 15, 2012 and continues until April 14, 2014.  .

Pursuant to the terms and conditions of the Consulting Agreement and the Amendement, Mr. Rosu serves as the Chief Technology Officer of the Company.  Mr. Rosu’s primary duties include overseeing all product development of the Company’s products, database development for the Company, and website development for the Company.  As consideration for his services as the Chief Technology Officer, Mr. Rosu receives US$60 per hour for time that he works for the Company.    The Consulting Agreement may be terminated at any time in the Company’s sole and absolute discretion.  In conjunction with the entry into the Consulting Agreement, Mr. Rosu entered into a Confidentiality, Non-Solicitation and Invention Assignment Agreement as an exhibit to the Consulting Agreement for purposes of protecting the Company’s intellectual property.

The foregoing description of the Consulting Agreement, the amendment thereto and the accompanying exhibits does not purport to be complete and is qualified in its entirety by reference to the complete text of the Consulting Agreement and accompanying exhibits, which were filed as Exhibit 10.6 to the Company’s current report on Form 8-K with the SEC on May 27, 2010, and Exhibit 10.10 to the Company’s current report on Form 8-K with the SEC on July 9, 2013.

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended March 31, 2013.

Change in
	Fees				Pension
	Earned			Non-Equity	Value and
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#)	($)	($)	($)

Brad Lever	$nil	--	--	--	--	--	$nil
Curt Weldon	$nil	--	--	--	--	--	$nil

Jay Cohen	$nil	--	--	--	--	--	$nil

Erik Mettala	$nil	$8,250 (1)	--	--	--	--	$8,250

Thmas Trkla	$nil	135,000	--	--	--	--	$135,000

Matthew Johnson	$nil	$11,789 (2)	--	--	--	--	$11,789

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

(2)

As disclosed on Form 8-K filed with the Securities and Exchange Commission on September 27, 2012, on September 14, 2012 the Board of Directors of eCrypt Technologies, Inc, appointed Matthew Johnson to serve as a director of the the Company.   In conjunction with the Company’s appointment of Mr. Johnson, the Company entered into a Director Agreement and a Restricted Shares Agreement which is Exhibit A to the Director Agreement, pursuant to which the Company granted Mr. Johnson 150,000 shares of restricted common stock of the Registrant. The foregoing description of the Director Agreement and Restricted Shares Agreement is qualified in its entirety by reference to the Director Agreement and Restricted Shares Agreement attached as Exhibit 10.8 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2012.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of July 12, 2013, the ownership of each person known by the Company to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class
Common	Global Capital Partners, LLC PO Box 6560 Pahrump, NV 89041	16,040,455	11.811%
Common	Kasia Zukowska 2129 - 4951 Netarts Hwy W Tillamook, OR 97141	9,600,000	7.069%

Security Ownership of Management

The following table sets forth, as of July 12, 2013, the ownership of each executive officer and director of the Company, and of all executive officers and directors of the Registrant as a group. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Company except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class
Common	Brad Lever(1) 2129-4951 Netarts Hwy W Tillamook, OR 97141	32,000,000	23.562%
Common	Gabriel Rosu(1) 2129-4951 Netarts Hwy W Tillamook, OR 97141	9,600,000	7.069%
Common	Curt Weldon(1) 2129-4951 Netarts Hwy W Tillamook, OR 97141	1,000,000(2)	0.736%
Common	Jay Cohen(1) 2129-4951 Netarts Hwy W Tillamook, OR 97141	150,000(3)	0.11%
Common	Erik Mettala(1) 2129-4951 Netarts Hwy W Tillamook, OR 97141	150,000(4)	0.11%
Common	Thomas N. Trkla(1) 2129-4951 Netarts Hwy W Tillamook, OR 97141	300,000(5)	0.221%
Common	Matthew Johnson 2129-4951 Netarts Hwy W Tillamook, OR 97141	150,000(6)	0.11%
Common	All Directors and Officers as a Group (7 in total)	43,350,000	31.919%

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

(4)

On July 8, 2011, Erik Mettala was granted 150,000 restricted stock shares, of which 37,500 were vested upon grant and 112,500 will vest in three, four month installments, beginning on November 8, 2011, four months after the date of grant, and ending July 8, 2012.

(5)

On February 15, 2012, Mr. Trkla was granted the option to purchase up to 300,000 shares of restricted common stock of the Company at the exercise price of $0.30 per Share.

(6)

On September 25, 2012, Matthew Johnson was granted 150,000 restricted stock shares, of which 37,500 were vested upon grant and 112,500 will vest in three, four month installments, beginning on January 25, 2012, four months after the date of grant, and ending September 25, 2013.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

(1)

The aggregate fees billed by De Joya Griffith & Company, LLC, for audit of the Company's annual and interim financial statements were $ 20,000 for the fiscal year ended March 31, 2013, and $ 20,200 for the fiscal year ended March 31, 2012.

Audit Related Fees

(2)

De Joya Griffith & Company, LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2013 and 2012.

Tax Fees

(3)

The aggregate fees billed by De Joya Griffith & Company, LLC for tax compliance, advice and planning were $0.00 for the fiscal year ended March 31, 2013 and 2012.

All Other Fees

 (4)

De Joya Griffith & Company, LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2013 and 2012.

Audit Committee’s Pre-approval Policies and Procedures

(5)

The Company does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for Fiscal Years Ended March 31, 2013 and 2012.

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

10.9	eCrypt Technologies, Inc. Stock Compensation Program, filed as Exhibit 10.9 to Form 8-K filed with the Securities and Exchange Commission on April 20, 2011.
10.11	Director Agreement and Nonqualified Stock Option Agreement dated February 16, 2012 by and between eCrypt Technologies, Inc. and Thomas Trkla.
10.12	Director Agreement and Restricted Shares Agreement dated September 25, 2012 by and between eCrypt Technologies, Inc. and Matthew Johnson.
10.13	Amended Consulting Agreement and accompanying exhibit dated July 5, 2013, effective June 1, 2012, by and between eCrypt Technologies, Inc. and Gabriel Rosu.
14.1	Code of Ethics filed as Exhibit 14.1 to Form 10-K filed with the Securities and Exchange Commission on July 13, 2010.
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	SCH XBRL Schema Document.*
101	INS XBRL Instance Document.*
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.*
101	LAB XBRL Taxonomy Extension Label Linkbase Document.*
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document.*

101	DEF XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed Herewith

eCRYPT TECHNOLOGIES, INC.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:  /S/ Brad Lever

Brad Lever, Chief Executive Officer, Chief Financial Officer, Director

Date: July 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /S/ Brad Lever

Brad Lever, Chief Executive Officer, Chief Financial Officer, Director

Date: July 12, 2013

By:  /S/ Jay Cohen

Jay Cohen, Director

Date: July 12, 2013

By:  /S/ Erik Mettala

Erik Mettala, Director

Date: July 12, 2013

By:  /S/ Tom Trkla

Tom Trkla, Director

Date: July 12, 2013

By:  /S/ Matt Johnson

Matt Johnson, Director

Date: July 12, 2013

By:  /S/ Curt Weldon

Curt Weldon, Chairman

Date: July 12, 2013