Form 10-Q
period 2013-06-30
eCrypt Technologies, Inc.
filed 2013-08-15
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 15, 2013, the Company had 135,923,552 shares issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of eCrypt Technologies, Inc. (the "Company" or “eCrypt”), a Colorado corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended March 31, 2013, and all amendments thereto.

eCRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2013

eCrypt Technologies, Inc.
(A Development Stage Company)
BALANCE SHEETS
	June 30,	March 31,
	2013	2013
ASSETS

CURRENT ASSETS
Cash	$15,421	$10,863
TOTAL CURRENT ASSETS	15,421	10,863

Property and equipment, net	10,853	11,874

TOTAL ASSETS	$26,274	$22,737

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$67,352	$28,063
Accounts payable-related party	13,200	4,500
Accrued interest on loan	24,392	11,141
Accrued interest on loan-related party	141,705	125,167
Notes payable-related party	553,000	553,000
Notes payable	199,934	99,964
TOTAL CURRENT LIABILITIES	999,583	821,835

LONG TERM LIABILITIES
Notes payable	299,920	299,890
Notes payable- related party	5,500	-
Accrued interest on loan	13,210	14,789
Accrued interest on loan-related party	5	-
TOTAL LONG TERM LIABILITIES	318,635	314,679

TOTAL LIABILITIES	1,318,218	1,136,514

STOCKHOLDERS' DEFICIT
Preferred stock (10,000,000 Shares Authorized; No Par Value
0 and 0 shares issued and outstanding as at June 30, 2013 and March 31, 2013)	-	-
Common stock (500,000,000 Shares Authorized; No Par Value
135,923,552 and 135,811,052 shares issued and outstanding as at June 30, 2013 and March 31, 2013)	1,018,661	999,536
Additional paid in capital	180,000	180,000
Stock subscription payable	-	14,625
Deficit accumulated during the development stage	(2,490,605)	(2,307,938)
TOTAL STOCKHOLDERS' DEFICIT	(1,291,944)	(1,113,777)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$26,274	$22,737

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Cumulative Amount from Inception (April 19, 2007) to June 30, 2013

REVENUES
Sales	$1,213	$819	$100,542

OPERATING EXPENSES
Amortization and depreciation	1,021	2,243	70,103
Advertisement and promotion	5,111	1,474	361,132
General and administrative	123,526	80,850	1,658,569
Professional fees	26,008	22,314	311,744
TOTAL OPERATING EXPENSES	155,666	106,881	2,401,548

OPERATING LOSS	(154,453)	(106,062)	(2,301,006)

OTHER INCOME (EXPENSES)
Interest expense	(11,671)	(17,617)	(175,377)
Interest expense-related party	(16,543)		(16,543)
Gain on sale of fixed asset	-	-	(878)
Interest income	-	-	3,199
TOTAL OTHER INCOME (EXPENSES)	(28,214)	(17,617)	(189,599)

NET LOSS	$(182,667)	$(123,679)	$(2,490,605)

Loss per share
Basic	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	135,823,827	135,538,525

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY/ (DEFICIT)
For the Period from Inception (April 19, 2007) to June 30, 2013

					Additional Paid in Capital	Stock Subscriptions Payable	Deficit Accumulated during Development Stage	Total Stockholders' Equity/(Deficit)
No Par Value	Preferred Shares		Common Shares
	Number	Amount	Number	Amount

Balance at April 19, 2007 (Date of Inception)	-	$-	-	$-	$-	$-	$-	-
Shares issued	-	-	116,015,968	55,130	-	-	-	55,130
Net loss for the period	-	-	-	-	-	-	(32,505)	(32,505)

Balance March 31, 2008	-	-	116,015,968	55,130	-	-	(32,505)	22,625

Stock subscriptions	-	-	-	-	-	4,875	-	4,875
Shares issued	-	-	17,502,248	151,572	-	-	-	151,572
Net loss for the period	-	-	-	-	-	-	(92,111)	(92,111)

Balance March 31, 2009	-	-	133,518,216	206,702	-	4,875	(124,616)	86,961

Stock cancelled						(4,875)		(4,875)
Stock subscriptions	-	-	-	-	-	400,000	-	400,000
Shares issued	-	-	40,455	32,768	-	-	-	32,768
Net loss for the period	-	-	-	-	-	-	(184,480)	(184,480)

Balance March 31, 2010	-	-	133,558,671	239,470	-	400,000	(309,096)	330,374

Shares issued for cash	-	-	952,381	400,000	-	(400,000)	-	-
Shares issued for compensation	-	-	287,500	63,750	-	-	-	63,750

Net loss for the period	-	-	-	-	-	-	(693,906)	(693,906)

Balance March 31, 2011	-	-	134,798,552	703,220	-	-	(1,003,002)	(299,782)

Stock options issued	-	-	-	-	45,000	-	-	45,000
Shares issued for compensation	-	-	612,500	112,441	-		-	112,441
Stock subscription payable						178,625		178,625
Net loss for the period	-	-	-	-	-	-	(696,221)	(696,221)

Balance March 31, 2012	-	-	135,411,052	815,661	45,000	178,625	(1,699,223)	(659,937)

Stock options issued	-	-	-	-	135,000	-	-	135,000
Shares issued for compensation	-	-	362,500	178,625	-	(178,625)	-	-
Shares issued to director			37,500	5,250		-		5,250
Stock subscription payable						14,625		14,625
Net loss for the period	-	-	-	-	-	-	(608,715)	(608,715)

Balance March 31, 2013	-	-	135,811,052	999,536	180,000	14,625	(2,307,938)	(1,113,777)

Shares issued for compensation	-	-	37,500	4,500			-	4,500
Shares issued against stock subscription payable			75,000	14,625		(14,625)		-
Net loss for the period	-	-	-	-	-	-	(182,667)	(182,667)

Balance June 30, 2013	-	$-	135,923,552	$1,018,661	$180,000	$-	$(2,490,605)	$(1,291,944)

The accompanying notes are an integral part of these financial statements.

eCrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	June 30, 2013	June 30, 2012	Cumulative Amount from Inception (April 19, 2007) to June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(182,667)	$(123,679)	$(2,490,605)
Adjustments for non-cash items:
Amortization and depreciation	1,021	2,243	70,103
Loss on disposal of equipment			1,478
Stock issued for compensation	4,500	-	379,191
Stock options issued for compensation	-	45,000	180,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	39,289	2,366	67,352
Accounts payable-related party	8,700	(12,816)	13,200
Interest on note payable	11,672	12,818	37,602
Interest on loan-related party	16,543	4,799	150,680
NET CASH USED IN OPERATING ACTIVITIES	(100,942)	(69,269)	(1,590,999)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	-	(10,000)
Computer equipment	-	-	(11,526)
Computer software	-	-	(14,446)
Equipment	-	-	(46,464)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(82,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance	-	-	606,702
Proceeds from convertible loan-related party	-	-	23,800
Proceeds from note payable	100,000	99,970	499,854
Proceeds from loan-related party	5,500		558,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	105,500	99,970	1,688,856

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,558	30,701	15,421

CASH AND CASH EQUIVALENTS
Beginning of year	10,863	73,197	-

End of year	$15,421	$103,898	$15,421

Supplemental disclosures of cash flow information:
Shares issued in settlement of convertible note	$-	$-	$32,768
Common stock issued to satisfy common stock payable	$14,625	$-	$593,250

The accompanying notes are an integral part of these financial statements.

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2013, and the results of operations and cash flows presented herein have been included in the financial statements. The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities”, the Company is considered a development stage company.  Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014. The financial statements should be read in conjunction with the Form 10-K for the year ended March 31, 2013 of the Company.

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

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception (April 19, 2007) up to June 30, 2013 of $2,490,605 which raises substantial doubt about its ability to continue as a going concern.

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

JUNE 30, 2013

(UNAUDITED)

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

JUNE 30, 2013

(UNAUDITED)

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

Compensation cost is recognized over the requisite service period which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued shares from authorized common stock

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

Related Parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.  Parties are also considered to be related if they are subject to common control or common significant influence.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, stockholder loans and third party notes payable.  The Company does not hold or issue financial instruments for trading purposes and does not hold any derivative financial instruments.

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

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013 and March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Net Earnings (Loss) per Share

Basic and diluted net loss per share information is presented under the requirements of ASC Topic 260. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive. The computation of earnings (loss) per share is as follows:

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net loss	$ (182,667)	$ (123,679)
Weighted-average number of shares outstanding
Basic	135,823,827	135,538,525
Loss per share
Basic	(0.00)	(0.00)

3.

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

4.

Property and Equipment

The components of the Company’s equipment are presented below:

		Accumulated	June 30, 2013	March 31, 2013
	Cost	Depreciation As at June 30, 2013	Net	Net

Computer equipment	$9,812	$9,812	$0	$0
Computer software	14,445	14,445	0	0
Equipment	38,483	27,630	10,853	11,874

Total	$62,740	$51,887	$10,853	$11,874

Depreciation expense for the three months ended June 30, 2013 and 2012 was $1,021 and $2,243, respectively.

5.

Stockholders’ Deficit

a)

Authorized:

500,000,000 Common shares with no par value

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

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

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

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

During the year ended March 31, 2012, the Company effected the following stock transactions:

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

JUNE 30, 2013

(UNAUDITED)

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

During the year ended March 31, 2013, the Company effected the following stock transactions:

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

On January 25, 2013, the Company issued 37,500 shares of common stock for director compensation for a value of $6,375.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.17 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period. These shares were recorded as subscription payable as of March 31, 2013. On June 21, 2013, the Company issued 37,500 shares of common stock out of stock payable for director compensation for a value of $6,375.

On June 20, 2013, the Company issued 37,500 shares of common stock out of stock payable for director compensation for a value of $8,250.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.22 per share.

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

On June 21, 2013, the Company issued 37,500 shares of common stock for director compensation for a value of $4,500.  The share price is valued at the adjusted closing price on the date of vesting of the shares.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period.

6.

Warrants

There are no warrants outstanding as of June 30, 2013. The 5,476,191 of unexercised warrants issued in the prior year expired on April 19, 2012.

7.

Stock options

On February 16, 2012, the Company granted a non-qualified stock option to its newly appointed director, Thomas Trkla as compensation for his services. The director is entitled to purchase a total of three hundred thousand (300,000) shares of restricted common stock for a price equal to $0.30 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12 month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period  commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the “Vesting Period”).

As of June 30, 2013, the director has not exercised any rights. The total fair value of these options at the date of grant was estimated to be $180,000 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 1.99%, a dividend yield of 0% and expected volatility of 419% .

	Number of Options	Weighted-Average Exercise Price per share	Weighted- Average Remaining Life (Years)
Outstanding at as at 4.01.2012	300,000	$ 0.30	9.88
Granted	-	$ -	-
Exercised	-	$ NA	NA
Cancelled	-	$ NA	NA
Outstanding as at 6.30.2013	300,000	$ 0.30	8.88
Exercisable at 6.30.2013	300,000	$ 0.30

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

8.

Loan-Related Party

The Company issued on June 27, 2013 a $5,500 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on June 27, 2015.

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

The Company issued on August 5, 2011 a $24,000 unsecured note payable from a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on August 5, 2013.

The Company acquired on July 7, 2011 a $40,000 unsecured note payable from a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on July 7, 2013.  On July 17, 2013, the note was extended to mature in fifty-five (55) days on August 31, 2013.

The Company issued on May 9, 2011 a $36,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on May 9, 2013.  On July 17, 2013 the note was extended to mature in one hundred and fourteen (114) days On August 31, 2013.

The Company issued on April 29, 2011 a $15,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on April 29, 2013.  On May 12, 2013, the note was extended to mature in one year on April 29, 2014.

The Company acquired a $100,000 advance during the month of January 2011 from shareholder.  The advance was unsecured, non-interest bearing and due in six months. On June 24, 2011 the loan was modified to bear interest at 10%, compounded annually, and extended to mature in two years on June 24, 2013.  On July 17, 2013, the note was extended to mature in sixty-eight (68) days on August 31, 2013.

The Company issued on May 18, 2010 a $215,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on May 18, 2012.  On July 1, 2012 the note was extended to mature in one year on May 18, 2013.  On July 17, 2013, the note was extended to mature in one hundred and five (105) days on August 31, 2013.

Interest expense-related party for the three months ended June 30, 2013, and 2012, was $16,543 and $0, respectively.

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

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

The Company issued on April 18, 2013 a $46,500 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in two years on April 18, 2015.

The Company issued on May 7, 2013 a $3,500 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in two years on May 7, 2015.

The Company issued on May 30, 2013 a $50,000 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in two years on May 30, 2015.

Interest expense for the three months ended June 30, 2013, and 2012, was $11,671 and $17,617, respectively.

10.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $5,111 and $1,474 of advertising expense during the three months ended June 30, 2013 and 2012, respectively.

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

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

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

12.

Subsequent Events

On July 17, 2013, the Company extended the $36,000 unsecured note payable issued to a shareholder on May 9, 2011.  The note bears interest at 10%, compounded annually, and matures on August 31, 2013.

On July 17, 2013, the Company extended the $100,000 unsecured note payable issued to a shareholder on June 24, 2011.  The note bears interest at 10%, compounded annually and matures on August 31, 2013.

On July 17, 2013, the Company extended the $215,000 unsecured note payable issued to a shareholder on May 18, 2010.  The note bears interest at 10%, compounded annually and matures on August 31, 2013.

On July 17, 2013, the Company extended the $40,000 unsecured note payable issued to a shareholder on July 7, 2011.  The note bears interest at 10%, compounded annually and matures on August 31, 2013.

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

Overview & Plan of Operation

eCrypt Technologies, Inc., a Colorado corporation, was incorporated in the State of Colorado, on April 19, 2007.  The Company provides encryption services and software which secures the transmission of, storage of, and access to digital information.  The Company is currently a development stage Company.

eCrypt’s primary business focus is on information security solutions which assist individuals and entities in securely transmitting, storing, and accessing information.  The Company’s business operations are oriented around the development and sale of encryption software and services.  To date the Company has earned limited revenue. The Company believes the majority of its revenues will be derived from enterprise-level information security software sales.  Currently the Company’s primary business operations are focused on the development of an enterprise-level information security soft-appliance called Ecrypt One which is designed to protect email communication and attachments and assist organizations and governments in compliance with information security regulations such as HIPAA.

Subsequent to the period ended June 30, 2013, in the interest of focusing the Company’s financial and development resources on the development and sale of Ecrypt One, the Company’s management elected to discontinue the production and sale of both One on One encryption software for BlackBerry devices, as well as Ecrypt Me, a secure email, secure file storage, and secure file sharing service.  As of June 30, 2013, the Company had earned very limited revenue from the sales of both One on One and Ecrypt Me.  In light of the limited revenue produced by both products, Management determined that it was in the best interests of the Company to focus the Company’s efforts and financial resources on the development and sale of Ecrypt One.  One or both of the discontinued products may be re-introduced into the market when it makes financial sense for the Company.

Over the next twelve (12) months, eCrypt will continue developing new products and strengthening strategic alliances. In particular, eCrypt plans to launch a new brand and brand strategy, and commence the distribution of its enterprise-level information security soft-appliance, Ecrypt One.

In addition to the foregoing, in an effort to advance the business operations of the Company, over the next twelve (12) months the Company plans to undertake the following actions in the order in which they are listed:

1.

Complete user interface designs for Ecrypt One;

2.

Commence and complete testing of Ecrypt One;

3.

Commence distribution of Ecrypt One.

The foregoing business actions are goals of the Company.  There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operation for eCrypt Technologies, Inc. for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012.

Revenue

During the three months ended June 30, 2013, the Company had revenues of $1,213 as compared to revenues of $819 during the three months ended June 30, 2012, an increase of $394, or approximately 48.11%. The increase in revenue experienced by the Company was primarily attributable to additional subscriptions to eCrypt Me.

Operating Expenses

During the three months ended June 30, 2013 the Company had operating expenses of $155,666 as compared to operating expenses of $106,881 during the three months ended June 30, 2012, an increase of $48,785 or approximately 45.644%. The increase in operating expenses experienced by the Company was primarily attributable to an increase in general and administrative expenses.

Net Loss

The Company had a net loss of $(182,667) for the three months ended June 30, 2013, as compared to a net loss of $(123,679) for the three months ended June 30, 2012, a change of $58,988 or approximately 47.694%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating expenses during the three months ended June 30,

2013.

Liquidity and Capital Resources

Currently, we have limited operating capital.  The Company anticipates that it will require approximately $7,000,000 of working capital to complete all of its desired business activity during the next twelve months.  The Company has earned limited revenue from its business operations.  Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and, to date, the revenues generated from our business operations have not been sufficient to fund our operations or planned growth.  To date we have primarily funded out business operations through private party loans and private placement offerings.  As noted above, we will likely require additional capital to continue to operate our business, and to further expand our business.   We may be unable to obtain the additional capital required.   Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

During the next twelve months, we plan to seek to generate the necessary capital to fund our business operations and complete our desired business activity through the continued borrowing of funds from private parties and/or potentially conducting a private placement offering to seek to raise the necessary working capital to fund our business operations.

The following discussion outlines the state of our liquidity and capital resources as of June 30, 2013:

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of June 30, 2013, we have total current assets of $15,421 as compared to total current assets of $10,863 at March 31, 2013, an increase of $4,558, or approximately 41.959%; and ii) as of June 30, 2013, we have total assets of $26,274, compared to total assets of $22,737 as of March 31, 2013, an increase of $3,537, or approximately 15.556%.  The increase in the Company’s total current assets and total assets from June 30, 2013 to March 31, 2013 was primarily attributable to the fact that the Company received cash via a loan from a third party during the period ended June 30, 2013.

Cash: As of June 30, 2013, our unaudited balance sheet reflects that we have cash of $15,421, as compared to $10,863 at March 31, 2013, an increase of $4,558, or approximately 41.959%.  The increase in the Company’s cash from June 30, 2013 to March 31, 2013 was primarily attributable to the fact that the Company received cash via a loan from a third party during the period ended June 30, 2013.

Total Current Liabilities

Our unaudited balance sheet reflects that: i) as of June 30, 2013, we have total current liabilities of $999,583 as compared to total current liabilities of $821,835 at March 31, 2013, an increase of $177,748 or approximately 21.628%; and ii) as of June 30, 2013, we have total liabilities of $1,318,218 as compared to total liabilities of $1,136,514 at March 31, 2013, an increase of $181,704 or approximately 15.988%.  The increase in the Company’s total current liabilities and total liabilities from June 30, 2013 to March 31, 2013 was primarily attributable to the fact that the Company received loans from a third party, and realized an increase in the accrued interest on loans payable to related and third parties, an increase in accounts payable and accrued liabilities, and an increase in accounts payable due to related parties.

Cash Flow for the Company for the Three Month Period Ended June 30, 2013 as Compared to the Three Month Period Ended June 30, 2012

Operating Activities During the three month period ended June 30, 2013, the net cash used by the Company in operating activities was $(100,943) as compared to net cash used in operating activities of $(69,269) during the three month period ended June 30, 2012, a change of $31,674 or approximately 45.726%.  The increase in our net cash used in operating activities was primarily attributable to an increase in accounts payable and accrued liabilities, and an increase in interest on loan from a related party.

Financing Activities During the three month period ended June 30, 2013, the net cash provided by financing activities was $105,500 as compared to net cash provided by financing activities of $99,970 during the three month period ended June 30, 2012, an increase of $5,530, or approximately 5.532%. The change in net cash provided by financing activities was primarily attributable to the fact that the Company received cash via loans from third and related parties.

Investing Activities During the three month period ended June 30, 2013, and the three month period ended June 30, 2012, the net cash used in investing activities was $nil.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.  Based on that evaluation, our management has concluded that, as of June 30, 2013, the Company's internal control over financial reporting contained a material weakness due to a failure by the Company to properly record and value stock transactions relating to stock options issued by the Company, and as a result of such material weakness, our internal controls over financial reporting were not effective as of June 30, 2013.  To remediate the weakness in our internal controls over financial reporting, we intend to: i) reconcile stock issuance transactions against the agreements underlying such stock issuance transactions to ensure that equity issuances are properly accounted for; and ii) implement a review board to review the stock issuance transactions to ensure that they are properly valued and accounted for.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2013, that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2013, the Company effected the following stock transactions:

On January 25, 2013, the Company issued 37,500 shares of common stock for director compensation for a value of $6,375.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.17 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period. These shares were recorded as subscription payable as of March 31, 2013. On June 21, 2013, the Company issued 37,500 shares of common stock out of stock payable for director compensation for a value of $6,375.

On June 20, 2013, the Company issued 37,500 shares of common stock out of stock payable for director compensation for a value of $8,250.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.22 per share.

On June 21, 2013, the Company issued 37,500 shares of common stock for director compensation for a value of $4,500.  The share price is valued at the adjusted closing price on the date of vesting of the shares.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period.

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

101

SCH XBRL Schema Document.

101

INS XBRL Instance Document.

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

August 15, 2013