Form 10-Q
period 2013-09-30
eCrypt Technologies, Inc.
filed 2013-11-18
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
1.866.204.6703
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

As of November 4, 2013, the Company had 135,923,552 shares issued and outstanding.

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

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2013

Ecrypt Technologies, Inc.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)
	September 30,	March 31,
	2013	2013
ASSETS

CURRENT ASSETS
Cash	$ 68,510	$ 10,863
TOTAL CURRENT ASSETS	68,510	10,863

Property and equipment, net	9,821	11,874

TOTAL ASSETS	$ 78,331	$ 22,737

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 48,648	$ 28,063
Accounts payable-related party	13,200	4,500
Accrued interest on loans	32,028	11,141
Accrued interest on loans-related party	158,828	125,167
Notes payable - related party	553,000	553,000
Notes payable	379,934	-
TOTAL CURRENT LIABILITIES	1,185,638	821,835

LONG TERM LIABILITIES
Notes payable	299,920	299,890
Notes payable- related party	5,500	-
Accrued Interest on loans	20,778	14,789
Accrued Interest on loans-related party	143	-
TOTAL LONG TERM LIABILITIES	326,341	314,679

TOTAL LIABILITIES	1,511,979	1,136,514

STOCKHOLDERS' DEFICIT
Preferred stock (10,000,000 Shares Authorized; No Par Value
0 and 0 shares issued and outstanding as at September 30, 2013 and March 31, 2013)	-	-
Common stock (500,000,000 Shares Authorized; No Par Value;
135,923,552 and 135,811,052 shares issued and outstanding as at September 30, 2013 and March 31, 2013)	1,018,661	999,536
Additional paid in capital	180,000	180,000
Stock subscription payable	7,125	14,625
Deficit accumulated during the development stage	(2,639,434)	(2,307,938)

TOTAL STOCKHOLDERS' DEFICIT	(1,433,648)	(1,113,777)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 78,331	$ 22,737

The accompanying notes are an integral part of these financial statements.

Ecrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012	Cumulative Amount from Inception (April 19, 2007) to Sep 30, 2013

REVENUES
Sales	$ 57	$ 856	$ 1,270	$ 1,675	$ 100,599

OPERATING EXPENSES
Amortization and depreciation	1,032	2,037	2,053	4,280	71,135
Advertisement and promotion	12,314	2,157	17,425	3,631	373,446
General and administrative	84,535	147,367	208,061	228,217	1,743,104
Professional fees	18,539	12,666	44,547	34,980	330,283
TOTAL OPERATING EXPENSES	116,420	164,227	272,086	271,108	2,517,968

OPERATING LOSS	(116,363)	(163,371)	(270,816)	(269,433)	(2,417,369)

OTHER INCOME (EXPENSES)
Interest expense	(15,211)	(20,667)	(26,882)	(38,284)	(190,588)
Interest expense-related party	(17,255)		(33,798)		(33,798)
Gain on sale of fixed asset	-	-	-	-	(878)
Interest income	-	-	-	-	3,199
TOTAL OTHER INCOME (EXPENSES)	(32,466)	(20,667)	(60,680)	(38,284)	(222,065)

NET LOSS	$ (148,829)	$ (184,038)	$ (331,496)	$ (307,717)	$(2,639,434)

Net loss per share
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	135,923,552	135,773,552	135,873,962	135,655,832

The accompanying notes are an integral part of these financial statements.

Ecrypt Technologies, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from Inception (April 19, 2007) to September 30, 2013

					Additional	Stock/	Retained	Total
No Par Value	Preferred Shares		Common Shares		Paid	Subscriptions	Earnings	Stockholders'
	Number	Amount	Number	Amount	in Capital	Payable	(Deficit)	Equity (Deficit)

Balance at April 19, 2007 (Date of Inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Shares issued	-	-	116,015,968	55,130	-	-	-	55,130
Net loss for the period	-	-	-	-	-	-	(32,505)	(32,505)

Balance March 31, 2008	-	-	116,015,968	55,130	-	-	(32,505)	22,625

Stock subscriptions	-	-	-	-	-	4,875	-	4,875
Shares issued	-	-	17,502,248	151,572	-	-	-	151,572
Net loss for the period	-	-	-	-	-	-	(92,111)	(92,111)

Balance March 31, 2009	-	-	133,518,216	206,702	-	4,875	(124,616)	86,961

Stock cancelled						(4,875)		(4,875)
Stock subscriptions	-	-	-	-	-	400,000	-	400,000
Shares issued	-	-	40,455	32,768	-	-	-	32,768
Net loss for the period	-	-	-	-	-	-	(184,480)	(184,480)

Balance March 31, 2010	-	-	133,558,671	239,470	-	400,000	(309,096)	330,374

Shares issued for cash	-	-	952,381	400,000	-	(400,000)	-	-

Shares issued for compensation	-	-	287,500	63,750	-	-	-	63,750
Net loss for the period	-	-	-	-	-	-	(693,906)	(693,906)

Balance March 31, 2011	-	-	134,798,552	703,220	-	-	(1,003,002)	(299,782)

Stock options issued	-	-	-	-	45,000	-	-	45,000
Shares issued for compensation	-	-	612,500	112,441	-		-	112,441
Stock subscription payable						178,625		178,625
Net loss for the period	-	-	-	-	-	-	(696,221)	(696,221)

Balance March 31, 2012	-	-	135,411,052	815,661	45,000	178,625	(1,699,223)	(659,937)

Stock options issued	-	-	-	-	135,000	-	-	135,000
Shares issued for compensation	-	-	362,500	178,625	-	(178,625)	-	-
Shares issued to director			37,500	5,250		-		5,250
Stock subscription payable						14,625		14,625
Net loss for the period	-	-	-	-	-	-	(608,715)	(608,715)

Balance March 31, 2013	-	-	135,811,052	999,536	180,000	14,625	(2,307,938)	(1,113,777)

Shares issued	-	-	112,500	19,125		(14,625)	-	4,500
Stock subscription payable						7,125		7,125
Net loss for the period	-	-	-	-	-	-	(331,496)	(331,496)

Balance September 30, 2013 (Unaudited)	-	$ -	135,923,552	$ 1,018,661	$ 180,000	$ 7,125	$ (2,639,434)	$ (1,433,648)

The accompanying notes are an integral part of these financial statements.

Ecrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For six months ended Sept. 30, 2013	For six months ended Sept. 30, 2012	Cumulative Amount from Inception (April 19, 2007) to Sept. 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (331,496)	$ (307,717)	$ (2,639,434)
Adjustments for non-cash items:
Amortization and depreciation	2,053	4,280	71,135
Loss on disposal of equipment	-	-	1,478
Stock issued for compensation	11,625	13,500	386,316
Stock options issued for compensation	-	90,000	180,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	20,585	8,530	48,648
Accounts payable-related party	8,700	(12,817)	13,200
Accrued interest on notes payable	26,876	8,025	52,806
Accrued interest on loans-related party	33,804	30,260	167,941
NET CASH USED IN OPERATING ACTIVITIES	(227,853)	(165,939)	(1,717,910)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	-	(10,000)
Computer equipment	-	-	(11,526)
Computer software	-	-	(14,446)
Equipment	-	-	(46,464)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(82,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance	-	-	206,702
Stock subscriptions		-	400,000
Proceeds from convertible loan-related party	-	-	23,800
Proceeds from notes payable	280,000	149,950	679,854
Proceeds from loans-related party	5,500	-	558,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	285,500	149,950	1,868,856

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,647	(15,989)	68,510

CASH AND CASH EQUIVALENTS
Beginning of year	10,863	73,197	-

End of year	$ 68,510	$ 57,208	$ 68,510

Supplemental disclosures of cash flow information:
Shares issued in settlement of convertible note	$ -	$ -	$ 32,768
Common stock issued to satisfy common stock payable	$ 14,625	$ -	$ 593,250

The accompanying notes are an integral part of these financial statements.

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

1.

Nature of Operations

Ecrypt Technologies Inc., a Colorado corporation (the “Company”), was incorporated on April 19, 2007.  The Company develops and sells encryption software which secures the transmission of, storage of, and access to digital information. Software applications range from device based (for Personal Digital Assistants (“PDAs”), wireless handheld devices, laptop and desktop computers, pocket computers, cellular phones, smartphones, and other file storage devices), to server-based encryption software for email servers and for file-store servers.

2.

Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”).

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2013, and the results of operations and cash flows presented herein have been included in the financial statements. The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities”, the Company is considered a development stage company.  Operating results for the six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014. The financial statements should be read in conjunction with the Form 10-K for the year ended March 31, 2013 of the Company.

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

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception (April 19, 2007) up to September 30, 2013 of $2,639,434 which raises substantial doubt about its ability to continue as a going concern.

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

Fair value of financial instruments

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

	Six Months Ended Sept. 30, 2013	Six Months Ended Sept. 30, 2012
Net loss	$ (331,496)	$ (307,717)
Weighted-average number of shares outstanding
Basic	135,873,962	135,655,832
Loss per share
Basic	(0.00)	(0.00)

3.

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

4.

Property and Equipment

The components of the Company’s equipment are presented below:

		Sept. 30, 2013 Accumulated	Sept. 30, 2013	March 31, 2013
	Cost	Depreciation	Net	Net

Computer equipment	$ 9,812	$ 9,812	$ 0	$ 0
Computer software	14,445	14,445	0	0
Equipment	38,483	28,662	9,821	11,874

Total	$ 62,740	$ 52,919	$ 9,821	$ 11,874

Depreciation expense for the six months ended Sept. 30, 2013 and 2012 was $2,053 and $4,280, respectively. Depreciation expense for the three month ended Sept. 30, 2013 and 2012 was $1,032 and $2,037, respectively.

5.

Stockholders’ Deficit

a)

Authorized:

500,000,000 Common shares with no par value.

10,000,000 Preferred shares with no par value; none issued or outstanding.

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

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

6.

Stock options

On February 16, 2012 the Company granted a non-qualified stock option to its newly appointed director, Thomas Trkla as compensation for his services. The director is entitled to purchase a total of three hundred thousand (300,000) shares of restricted common stock for a price equal to $0.30 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12 month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the “Vesting Period”). As of September 30, 2013, the director has not exercised any rights. The total fair value of these options at the date of grant was estimated to be $180,000 and was determined

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 1.99%, a dividend yield of 0% and expected volatility of 419% .

	Number of Options	Weighted-Average Exercise Price per share	Weighted- Average Remaining Life (Years)

Outstanding at as at 07.01.2013	300,000	$ 0.30	9.88
Granted	-	$ -	-
Exercised	-	$ NA	NA
Cancelled	-	$ NA	NA
Outstanding as at 09.30.2013	300,000	$ 0.30	8.88
Exercisable at 09.30.2013	300,000	$ 0.30

7.

Loans-Related Party

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

The Company issued on October 19, 2011 a $25,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on October 19, 2013. On October 17, 2013, the Company secured a note payable extension through January 31, 2014.

The Company issued on September 30, 2011 a $20,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on September 30, 2013.  On October 17, 2013, the Company secured a note payable extension through January 31, 2014.

The Company issued on September 2, 2011 a $20,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on September 2, 2013.  On October 17, 2013, the Company secured a note payable extension through January 31, 2014.

The Company issued on August 5, 2011 a $24,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on August 5, 2013.  On October 17, 2013, the Company secured a note payable extension through January 31, 2014.

The Company issued on July 7, 2011 a $40,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on July 7, 2013. On July 17, 2013, the note was extended to mature in fifty-five (55) days on August 31, 2013. On October 17, 2013, the Company secured a note payable extension through January 31, 2014.

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

The Company issued on May 9, 2011 a $36,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on May 9, 2013. On July 17, 2013 the note was extended to mature in one hundred and fourteen (114) days On August 31, 2013.  On October 17, 2013, the Company secured a note payable extension through January 31, 2014.

The Company issued on April 29, 2011 a $15,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on April 29, 2013. On April 29, 2014, the Company secured a one year note payable extension through April 29, 2014.

The Company acquired a $100,000 advance during the month of January 2011 from shareholder.  The advance was unsecured, non-interest bearing and due in six months. On June 24, 2011 the loan was modified to bear interest at 10%, compounded annually, and extended to mature in two years on June 24, 2013. On July 17, 2013, the note was extended to mature in sixty-eight (68) days on August 31, 2013. On October 17, 2013, the Company secured a note payable extension through January 31, 2014.

The Company issued on May 18, 2010 a $215,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on May 18, 2012. On July 17, 2013, the note was extended to mature in one hundred and five (105) days on August 31, 2013. On October 17, 2013, the Company secured a note payable extension through January 31, 2014.

Interest expense-related party for the three months and six months ended September 30, 2013 was $17,255 and $33,798, respectively. There was no related party interest in the comparative previous periods.

8.

Notes Payable

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

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

The Company issued on May 7, 2013 a $3,500 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in two years on May 7, 2015.

The Company issued on May 30, 2013 a $50,000 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in two years on May 30, 2015.

The Company issued on July 12, 2013, a $50,000 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in one year on July 12, 2014.

The Company issued on August 2, 2013, a $50,000 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in one year on August 2, 2014.

The Company issued on September 12, 2013 a $30,000 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in one year on September 12, 2014.

The Company issued on September 27, 2013 a $50,000 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in one year on September 27, 2014.

Interest expense for the three months ended September 30, 2013 and 2012 was $15,211 and $20,667 respectively and for the six months ended September 30, 2013 and 2012, was $26,882 and $38,284 respectively.

9.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $12,314 and $2,157 of advertising expenses during the three months ended September 30, 2013 and 2012 respectively and $17,425 and $3,631 of advertising expense during the six months ended September 30, 2013, and 2012 respectively.

10.

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

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

11.

Subsequent Events

On October 17, 2013, the Company extended the $25,000 unsecured note payable issued to a shareholder on October 19, 2011. The note bears interest at 10%, compounded annually, and matures on January 31, 2014.

On October 17, 2013, the Company extended the $20,000 unsecured note payable issued to a shareholder on September 30, 2011.  The note bears interest at 10%, compounded annually and matures on January 31, 2014.

On October 17, 2013, the Company extended the $20,000 unsecured note payable issued to a shareholder on September 2, 2011.  The note bears interest at 10%, compounded annually and matures on January 31, 2014.

On October 17, 2013, the Company extended the $24,000 unsecured note payable issued to a shareholder on August 5, 2011.  The note bears interest at 10%, compounded annually and matures on January 31, 2014.

On October 17, 2013, the Company extended the $40,000 unsecured note payable issued to a shareholder on July 7, 2011.  The note bears interest at 10%, compounded annually and matures on January 31, 2014.

On October 17, 2013, the Company extended the $36,000 unsecured note payable issued to a shareholder on May 9, 2011.  The note bears interest at 10%, compounded annually and matures on January 31, 2014.

On October 17, 2013, the Company extended the $215,000 unsecured note payable issued to a shareholder on May 18, 2010.  The note bears interest at 10%, compounded annually and matures on January 31, 2014.

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

Overview & Plan of Operation

Ecrypt Technologies, Inc., a Colorado corporation, was incorporated in the State of Colorado, on April 19, 2007.  The Company provides information security solutions that secure the access to, storage of, and transmission of email and files.  The Company is currently a development stage Company.

Ecrypt’s primary business focus is on information security solutions which assist individuals and entities in securely transmitting, storing, and accessing information.  The Company’s business operations are oriented around the development and sale of information security software and services.  To date the Company has earned limited revenue. The Company believes the majority of its revenues will be derived from enterprise-level information security software sales.  Currently the Company’s primary business operations are focused on the development of an enterprise-level information security soft-appliance called Ecrypt One.  Ecrypt One is an email server with integrated security technology.  It was designed to protect email and attachments in transit and at rest.  It incorporates multiple security technologies and techniques, such as encryption, role based access controls, server rules that enforce security, and multi-factor authentication.  It was designed to assist organizations and governments to meet and maintain compliance with information security regulations such as HIPAA.

The Company filed a provisional patent application for multiple processes in  Ecrypt One on April 22, 2013.  A provisional patent application provides the Company confidentiality surrounding the application’s subject matter.  It also provides the Company a 12 month period to make additional claims, and to decide whether to file the application internationally, while establishing April 22, 2013 as the effective date for the aforementioned.

Over the next twelve (12) months, Ecrypt will continue developing new products and strengthening strategic alliances. In particular, Ecrypt plans to commence the distribution of its enterprise-level information security soft-appliance, Ecrypt One.

In addition to the foregoing, in an effort to advance the business operations of the Company, over the next twelve (12) months the Company plans to undertake the following actions in the order in which they are listed:

1.

Complete the development of a product sandbox for Ecrypt One;

2.

Complete testing of Ecrypt One;

3.

Complete the patent application process;

4.

Commence distribution of Ecrypt One.

The foregoing business actions are goals of the Company.  There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended September 30, 2013, as compared to the three and six months ended September 30, 2012. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operations for Ecrypt Technologies, Inc. for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012.

Revenue

During the three months ended September 30, 2013, the Company had revenues of $57 as compared to revenues of $856 during the three months ended September 30, 2012, a decrease of $799, or approximately 93.34%. The decrease in revenue experienced by the Company was primarily attributable to the fact that the Company discontinued sales of One on One and Ecrypt Me on June 30, 2013.

Operating Expenses

During the three months ended September 30, 2013 the Company had operating expenses of $116,420 as compared to operating expenses of $164,227 during the three months ended September 30, 2012, a decrease of $47,807 or approximately 29.11%. The decrease in operating expenses experienced by the Company was primarily attributable to a decrease in general and administrative expenses.

Net Loss

The Company had a net loss of $(148,829) for the three months ended September 30, 2013, as compared to a net loss of $(184,038) for the three months ended September 30, 2012, a change of $35,209 or approximately 19.13%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced a decrease in operating expenses during the three months ended September 30, 2013.

Results of Operations for Ecrypt Technologies, Inc. for the Six Months Ended September 30, 2013 Compared to the Six Months Ended September 30, 2012.

Revenue

During the six months ended September 30, 2013, the Company had revenues of $1,270 as compared to revenues of $1,675 during the six months ended September 30, 2012, a decrease of $405, or approximately 24.18%. The decrease in revenue experienced by the Company was primarily attributable to the fact that the Company discontinued sales of One on One and Ecrypt Me on June 30, 2013.

Operating Expenses

During the six months ended September 30, 2013, the Company had operating expenses of $272,086 as compared to operating expenses of $271,108 during the six months ended September 30, 2012, an increase of $978 or approximately 0.36%. The increase in operating expenses experienced by the Company was primarily attributable to an increase in amortization and depreciation expenses and general and administrative expenses.

Net Loss

The Company had a net loss of $(331,496) for the six months ended September 30, 2013, as compared to a net loss of $(307,717) for the six months ended September 30, 2012, a change of $23,779 or approximately 7.728%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating expenses during the six months ended September 30, 2013.

Liquidity and Capital Resources

Currently, we have limited operating capital.  The Company anticipates that it will require approximately $7,000,000 of working capital to complete all of its desired business activity during the next twelve months.  The Company has earned limited revenue from its business operations.  Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and, to date, the revenues generated from our business operations have not been sufficient to fund our operations or planned growth.  To date we have primarily funded our business operations through private party loans and private placement offerings.  As noted above, we will likely require additional capital to continue to operate our business, and to further expand our business.   We may be unable to obtain the additional capital required.   Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

During the next twelve months, we plan to seek to generate the necessary capital to fund our business operations and complete our desired business activity through the continued borrowing of funds from private parties and/or potentially conducting a private placement offering to seek to raise the necessary working capital to fund our business operations.

The following discussion outlines the state of our liquidity and capital resources as of September 30, 2013:

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of September 30, 2013, we have total current assets of $68,510 as compared to total current assets of $10,863 at March 31, 2013, an increase of $57,647, or approximately 530.673%; and ii) as of September 30, 2013, we have total assets of $78,331, compared to total assets of $22,737 as of March 31, 2013, an increase of $55,594, or approximately 244.509%.  The increase in the Company’s total current assets and total assets from September 30, 2013 to March 31, 2013 was primarily attributable to the fact that the Company received cash via loans from a third party during the period ended September 30, 2013.

Cash: As of September 30, 2013, our unaudited balance sheet reflects that we have cash of $68,510, as compared to $10,863 at March 31, 2013, an increase of $57,647, or approximately 530.673%.  The increase in the Company’s cash from September 30, 2013 to March 31, 2013 was primarily attributable to the fact that the Company received cash via loans from a third party during the period ended September 30, 2013.

Total Current Liabilities

Our unaudited balance sheet reflects that: i) as of September 30, 2013, we have total current liabilities of $1,185,638 as compared to total current liabilities of $821,835 at March 31, 2013, an increase of $363,803 or approximately 44.267%; and ii) as of September 30, 2013, we have total liabilities of $1,511,979 as compared to total liabilities of $1,136,514 at March 31, 2013, an increase of $375,465 or approximately 33.037%.  The increase in the Company’s total current liabilities and total liabilities from September 30, 2013 to March 31, 2013 was primarily attributable to the fact that the Company received loans from a third party, and realized an increase in the accrued interest on loans payable to related and third parties, an increase in accounts payable and accrued liabilities, and an increase in accounts payable due to related parties.

Cash Flow for the Company for the Six Month Period Ended September 30, 2013 as Compared to the Six Month Period Ended September 30, 2012

Operating Activities During the six month period ended September 30, 2013, the net cash used by the Company in operating activities was $(227,853) as compared to net cash used in operating activities of $(165,939) during the six month period ended September 30, 2012, a change of $61,914 or approximately 37.311%.  The increase in our net cash used in operating activities was primarily attributable to an increase in accounts payable and accrued liabilities, an increase in interest on loans from a third party, and an increase in interest on loans from a related party.

Financing Activities During the six month period ended September 30, 2013, the net cash provided by financing activities was $285,500 as compared to net cash provided by financing activities of $149,950 during the six month period ended September 30, 2012, an increase of $135,550, or approximately 90.397%. The change in net cash provided by financing activities was primarily attributable to the fact that the Company received cash via loans from third and related parties.

Investing Activities During the six month period ended September 30, 2013, and the six month period ended September 30, 2012, the net cash used in investing activities was $nil.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.  Based on that evaluation, our management has concluded that, as of September 30, 2013, the Company's internal control over financial reporting contained a material weakness due to a failure by the Company to properly value stock transactions relating to a stock subscription payable to be issued by the Company, and failure to accrue for professional fees, and as a result of such material weakness, our internal controls over financial reporting were not effective as of September 30, 2013.  To remediate the weakness in our internal controls over financial reporting, we intend to: i) reconcile stock issuance transactions against the agreements underlying such stock issuance transactions to ensure that equity issuances are properly accounted for; and ii) implement a review board to review the stock issuance transactions to ensure that they are properly valued and accounted for.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2013, that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

November 15, 2013