Form 10-Q/A
period 2013-09-30
eCrypt Technologies, Inc.
filed 2013-11-26
CIK 1449574

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

EXPLANATORY NOTE:

Ecrypt Technologies, Inc., a Colorado corporation is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to its quarterly report on Form 10-Q, which was filed with the Securities and Exchange Commission on November 15, 2013 (the "Original Filing") to correct a typographical error in its unaudited financial statements for the fiscal period ended September 30, 2013 to include figures for notes payable for the period ended March 31, 2013 that were inadvertently left out of the Original Filing.

Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

2

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

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2013

Ecrypt Technologies, Inc.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)
	September 30,	March 31,
	2013	2013
ASSETS

CURRENT ASSETS
Cash	$ 68,510	$ 10,863
TOTAL CURRENT ASSETS	68,510	10,863

Property and equipment, net	9,821	11,874

TOTAL ASSETS	$ 78,331	$ 22,737

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 48,648	$ 28,063
Accounts payable-related party	13,200	4,500
Accrued interest on loans	32,028	11,141
Accrued interest on loans-related party	158,828	125,167
Notes payable - related party	553,000	553,000
Notes payable	379,934	99,964
TOTAL CURRENT LIABILITIES	1,185,638	821,835

LONG TERM LIABILITIES
Notes payable	299,920	299,890
Notes payable- related party	5,500	-
Accrued Interest on loans	20,778	14,789
Accrued Interest on loans-related party	143	-
TOTAL LONG TERM LIABILITIES	326,341	314,679

TOTAL LIABILITIES	1,511,979	1,136,514

STOCKHOLDERS' DEFICIT
Preferred stock (10,000,000 Shares Authorized; No Par Value
0 and 0 shares issued and outstanding as at September 30, 2013 and March 31, 2013)	-	-
Common stock (500,000,000 Shares Authorized; No Par Value;
135,923,552 and 135,811,052 shares issued and outstanding as at September 30, 2013 and March 31, 2013)	1,018,661	999,536
Additional paid in capital	180,000	180,000
Stock subscription payable	7,125	14,625
Deficit accumulated during the development stage	(2,639,434)	(2,307,938)
TOTAL STOCKHOLDERS' DEFICIT	(1,433,648)	(1,113,777)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 78,331	$ 22,737

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

November 25, 2013