Form 10-Q
period 2013-12-31
eCrypt Technologies, Inc.
filed 2014-02-18
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 14, 2014, the Company had 135,979,802 shares issued and outstanding.

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

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2013

Ecrypt Technologies, Inc.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)
	December 31,	March 31,
	2013	2013
ASSETS

CURRENT ASSETS
Cash	$ 2,589	$ 10,863
	-	-
TOTAL CURRENT ASSETS	2,589	10,863

Property and equipment, net	8,798	11,874

TOTAL ASSETS	$ 11,387	$ 22,737

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 40,155	$ 28,063
Accounts payable-related party	13,200	4,500
Accrued interest on loan	42,109	11,141
Accrued interest on loans-related party	176,133	125,167
Notes payable-related party	553,000	553,000
Notes payable	379,934	99,964
TOTAL CURRENT LIABILITIES	1,204,531	821,835

LONG TERM LIABILITIES
Notes payable	299,920	299,890
Notes payable-related party	5,500	-
Accrued interest on loans	28,604	14,789
Accrued interest on loans-related party	282	-
TOTAL LONG TERM LIABILITIES	334,306	314,679

TOTAL LIABILITIES	1,538,837	1,136,514

STOCKHOLDERS' DEFICIT
Preferred stock (10,000,000 Shares Authorized; No Par Value;
0 and 0 shares issued and outstanding as at December 31, 2013 and March 31, 2013)	-	-
Common stock (500,000,000 Shares Authorized; No Par Value;
135,979,802 and 135,811,052 shares issued and outstanding as at December 31, 2013 and March 31, 2013)	1,029,161	999,536
Additional paid in capital	180,000	180,000
Stock subscription payable	-	14,625
Deficit accumulated during the development stage	(2,736,611)	(2,307,938)
TOTAL STOCKHOLDERS' DEFICIT	(1,527,450)	(1,113,777)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 11,387	$ 22,737

The accompanying notes are an integral part of these financial statements.

Ecrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012	Cumulative Amount from Inception (April 19, 2007) to Dec 31, 2013

REVENUES
Sales	$ -	$ 376	$ 1,270	$ 2,051	$ 100,599

OPERATING EXPENSES
Amortization and depreciation	1,023	1,318	3,076	5,599	72,158
Advertisement and promotion	1,976	635	19,401	4,266	375,422
General and administrative	38,350	78,353	246,411	306,568	1,781,454
Professional fees	20,478	8,763	65,025	43,743	350,761
TOTAL OPERATING EXPENSES	61,827	89,070	333,913	360,176	2,579,795

OPERATING LOSS	(61,827)	(88,694)	(332,643)	(358,125)	(2,479,196)

OTHER INCOME (EXPENSES)
Interest expense	(17,907)	(7,662)	(44,788)	(15,687)	(208,494)
Interest expense-related party	(17,444)	(15,779)	(51,242)	(46,038)	(51,242)
Gain on sale of fixed asset	-	(1,478)	-	(1,478)	(878)
Interest income	-	-	-	-	3,199
TOTAL OTHER INCOME (EXPENSES)	(35,351)	(24,919)	(96,030)	(63,203)	(257,415)

NET LOSS	$ (97,178)	$ (113,613)	$ (428,673)	$ (421,328)	$ (2,736,611)

Loss per share
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	135,953,511	135,773,552	135,900,575	135,695,779

The accompanying notes are an integral part of these financial statements.

Ecrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from Inception (April 19, 2007) to December 31, 2013
(Unaudited)

No Par Value	Preferred Shares	Common Shares		Additional Paid	Stock/ Subscriptions	Retained Earnings	Total Stockholders'
	Number	Number	Amount	in Capital	Payable	(Deficit)	Equity

Balance at April 19, 2007 (Date of Inception)	-	-	$ -	$ -	$ -	$ -	$ -
Shares issued	-	116,015,968	55,130	-	-	-	55,130
Net loss for the period	-	-	-	-	-	(32,505)	(32,505)

Balance March 31, 2008	-	116,015,968	55,130	-	-	(32,505)	22,625

Stock subscriptions	-	-	-	-	4,875	-	4,875
Shares issued	-	17,502,248	151,572	-	-	-	151,572
Net loss for the period	-	-	-	-	-	(92,111)	(92,111)

Balance March 31, 2009	-	133,518,216	206,702	-	4,875	(124,616)	86,961

Stock cancelled					(4,875)		(4,875)
Stock subscriptions	-	-	-	-	400,000	-	400,000
Shares issued	-	40,455	32,768	-	-	-	32,768
Net loss for the period	-	-	-	-	-	(184,480)	(184,480)

Balance March 31, 2010	-	133,558,671	239,470	-	400,000	(309,096)	330,374

Shares issued for cash	-	952,381	400,000	-	(400,000)	-	-
Shares issued for compensation	-	287,500	63,750	-	-	-	63,750
Net loss for the period	-	-	-	-	-	(693,906)	(693,906)

Balance March 31, 2011	-	134,798,552	703,220	-	-	(1,003,002)	(299,782)

Stock options issued	-	-	-	45,000	-	-	45,000
Shares issued for compensation	-	612,500	112,441	-		-	112,441
Stock subscription payable					178,625		178,625
Net loss for the period	-	-	-	-	-	(696,221)	(696,221)

Balance March 31, 2012	-	135,411,052	815,661	45,000	178,625	(1,699,223)	(659,937)

Stock options issued	-	-	-	135,000	-	-	135,000
Shares issued for compensation	-	362,500	178,625	-	(178,625)	-	-
Shares issued to director		37,500	5,250		-		5,250
Stock subscription payable					14,625		14,625
Net loss for the period	-	-	-	-	-	(608,715)	(608,715)

Balance March 31, 2013	-	135,811,052	999,536	180,000	14,625	(2,307,938)	(1,113,777)

Shares issued for compensation	-	168,750	29,625		(14,625)	-	15,000
Net loss for the period	-	-	-	-	-	(428,673)	(428,673)

Balance December 31, 2013	-	135,979,802	$ 1,029,161	$ 180,000	$ -	$ (2,736,611)	$ (1,527,450)

The accompanying notes are an integral part of these financial statements.

Ecrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the nine months ended December 31, 2013	For the nine months ended December 31, 2012	Cumulative Amount from Inception (April 19, 2007) to Sept. 30, 2013
			(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (428,673)	$ (421,328)	$ (2,736,611)
Adjustments for non-cash items:
Amortization and depreciation	3,076	5,599	72,158
Loss on disposal of equipment	-	1,478	1,478
Stock issued for compensation	15,000	13,500	389,691
Stock options issued for compensation	-	90,000	180,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	12,092	(15,249)	40,155
Accounts payable-related party	8,700	(12,817)	13,200
Interest on notes payable	44,783	15,686	70,713
Interest on loans-related party	51,248	46,038	185,385
Prepaid expenses	-	(4,492)	-
NET CASH USED IN OPERATING ACTIVITIES	(293,774)	(281,585)	(1,783,831)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	-	(10,000)
Computer equipment	-	-	(11,526)
Computer software	-	-	(14,446)
Equipment	-	-	(46,464)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(82,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance	-	-	206,702
Stock subscriptions		-	400,000
Proceeds from convertible loan-related party	-	-	23,800
Proceeds from notes payable	280,000	249,910	679,854
Proceeds from loans-related party	5,500	-	558,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	285,500	249,910	1,868,856

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,274)	(31,675)	2,589

CASH AND CASH EQUIVALENTS
Beginning of year	10,863	73,197	-

End of year	$ 2,589	$ 41,522	$ 2,589

Supplemental disclosures of cash flow information:

Shares issued in settlement of convertible note	$ -	$ -	$ 32,768
Common stock issued to satisfy common stock payable	$ 14,625	$ -	$ 598,125

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2013, and the results of operations and cash flows presented herein have been included in the financial statements. The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities”, the Company is considered a development stage company.  Operating results for the nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014. The financial statements should be read in conjunction with the Form 10-K for the year ended March 31, 2013 of the Company.

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

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception (April 19, 2007) up to December 31, 2013 of $2,736,611 which raises substantial doubt about its ability to continue as a going concern.

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

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012
Net loss	$ (428,673)	$ (421,328)
Weighted-average number of shares outstanding
Basic	135,900,575	135,695,779
Loss per share
Basic	(0.00)	(0.00)

3.

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

4.

Property and Equipment

The components of the Company’s equipment are presented below:

		December 31, 2013 Accumulated	December 31, 2013	March 31, 2013
	Cost	Depreciation	Net	Net

Computer equipment	$ 9,812	$ 9,812	$ -	$ -
Computer software	14,445	14,445	-	-
Equipment	38,483	29,685	8,798	11,874

Total	$ 62,740	$ 53,942	$ 8,798	$ 11,874

Depreciation expense for the nine months ended December 31, 2013 and 2012 was $3,076 and $5,599 respectively.

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

5.

Stockholders’ Deficit

a)

Authorized:

500,000,000 Common shares with no par value

10,000,000 Preferred shares with no par value; none issued or outstanding:

During the three and nine months ended December 31, 2013, the Company effected the following stock transactions:

On June 20, 2013, the Company issued 37,500 shares of common stock out of stock payable for director compensation for a value of $8,250. The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.22 per share.

On June 21, 2013 the Company issued 37,500 shares of common stock out of stock payable for director compensation for a value of $6,375. The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.17 per share.

On June 21, 2013, the Company issued 37,500 shares of common stock for director compensation for a value of $4,500. The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.12 per share.

On November 13, 2013, the Company issued 37,500 shares of common stock for director compensation for a value of $7,125. The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.19 per share.

On November 13, 2013, the Company issued 18,750 shares for compensation for a value of $3,375. The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.18 per share.  The compensation agreement calls for a total of 75,000 shares to be issued during a 12 month period.

6.

Stock options

On February 16, 2012 the company granted a non-qualified stock option to its newly appointed director, Thomas Trkla as compensation for his services. The director is entitled to purchase a total of three hundred thousand (300,000) shares of restricted common stock for a price equal to $0.30 per share

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

(Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12 month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the “Vesting Period”). As of December 31, 2013, the director has not exercised any rights. The total fair value of these options at the date of grant was estimated to be $180,000 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 1.99%, a dividend yield of 0% and expected volatility of 419%.

	Number of Options	Weighted-Average Exercise Price per share	Weighted- Average Remaining Life (Years)
Outstanding at as at 31.03.2013	300,000	$ 0.30	9.88
Granted	-	$ -	-
Exercised	-	$ NA	NA
Cancelled	-	$ NA	NA
Outstanding as at 12.31.2013	300,000	$ 0.30	8.88
Exercisable at 12.31.2013	300,000	$ 0.30

7.

Loans-Related Party

The Company issued on June 27, 2013 a $5,500 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually, matures in two years on June 27, 2015.

The Company issued on January 11, 2012 a $38,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on January 11, 2014.  On February 5, 2014 the Company secured a note payable extension through May 31, 2014, with no change in original terms of the agreement.

The Company issued on December 6, 2011 a $20,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on December 6, 2013.  On February 5, 2014 the Company secured a note payable extension through May 31, 2014, with no change in original terms of the agreement.

The Company issued on October 19, 2011 a $25,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on October 19, 2013.  On October 17, 2013, the Company secured a note payable extension through January 31, 2014.  On February 5, 2014 the Company secured a note payable extension through May 31, 2014, with no change in original terms of the agreement.

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

The Company issued on September 30, 2011 a $20,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on September 30, 2013.  On October 17, 2013, the Company secured a note payable extension through January 31, 2014. On February 5, 2014 the Company secured a note payable extension through May 31, 2014, with no change in original terms of the agreement.

The Company issued on September 2, 2011 a $20,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on September 2, 2013. On October 17, 2013, the Company secured a note payable extension through January 31, 2014. On February 5, 2014 the Company secured a note payable extension through May 31, 2014, with no change in original terms of the agreement.

The Company issued on August 5, 2011 a $24,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on August 5, 2013.  On October 17, 2013, the Company secured a note payable extension through January 31, 2014. On February 5, 2014 the Company secured a note payable extension through May 31, 2014, with no change in original terms of the agreement.

The Company issued on July 7, 2011 a $40,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on July 7, 2013.  On July 17, 2013, the note was extended to mature in fifty-five (55) days on August 31, 2013. On October 17, 2013, the Company secured a note payable extension through January 31, 2014. On February 5, 2014 the Company secured a note payable extension through May 31, 2014, with no change in original terms of the agreement.

The Company issued on May 9, 2011 a $36,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on May 9, 2013. On July 17, 2013 the note was extended to mature in one hundred and fourteen (114) days on August 31, 2013.  On October 17, 2013, the Company secured a note payable extension through January 31, 2014.  On February 5, 2014 the Company secured a note payable extension through May 31, 2014, with no change in original terms of the agreement.

The Company issued on April 29, 2011 a $15,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on April 29, 2013.  On April 29, 2013, the Company secured a one year note payable extension through April 29, 2014.

The Company received a $100,000 advance during the month of January 2011 from shareholder.  The advance was unsecured, non-interest bearing and due in six months. On June 24, 2011 the loan was modified to bear interest at 10%, compounded annually, and extended to mature in two years on June 24, 2013. On July 17, 2013, the note was extended to mature in sixty-eight (68) days on August 31, 2013. On October 17, 2013, the Company secured a note payable extension through January 31, 2014. On February 5, 2014 the Company secured a note payable extension through May 31, 2014, with no change in original terms of the agreement.

The Company issued on May 18, 2010 a $215,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on May 18, 2012. On July 17, 2013, the note was extended to mature in one hundred and five (105) days on August 31, 2013. On October 17, 2013, the Company secured a note payable extension through January 31, 2014. On February 5, 2014 the

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

Company secured a note payable extension through May 31, 2014, with no change in original terms of the agreement.

Interest expense for the three months ended December 31, 2013, and 2012 was $17,444 and $15,779 respectively and for the nine months ended December 31, 2013, and 2012, was $51,242 and $46,038 respectively.

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

The Company issued on July 12, 2013 a $50,000 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in one year on July 12, 2014.

The Company issued on August 02, 2013 a $50,000 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in one year on August 02, 2014.

The Company issued on September 12, 2013 a $30,000 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in one year on September 12, 2014.

The Company issued on September 27, 2013 a $50,000 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in one year on September 27, 2014.

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

Interest expense for the three months ended December 31, 2013, and 2012 was $17,907 and $7,662 respectively and for the nine months ended December 31, 2013, and 2012, was $44,788 and $15,687 respectively.

9.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $1,976 and $635 of advertising expense during the three months ended December 31, 2013, and 2012, respectively and $19,401 and $4,266 of advertising expense during the nine months ended December 31, 2013, and 2012, respectively.

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

11.

Subsequent Events

On February 5, 2014, the Company extended the $38,000 unsecured note payable issued to a shareholder on January 11, 2012.  The note bears interest at 10%, compounded annually and matures on May 31, 2014, with no change in original terms of the agreement.

On February 5, 2014, the Company extended the $20,000 unsecured note payable issued to a shareholder on December 6, 2011.  The note bears interest at 10%, compounded annually and matures on May 31, 2014, with no change in original terms of the agreement.

On February 5, 2014, the Company extended the $25,000 unsecured note payable issued to a shareholder on October 19, 2011.  The note bears interest at 10%, compounded annually and matures on May 31, 2014, with no change in original terms of the agreement.

On February 5, 2014, the Company extended the $20,000 unsecured note payable issued to a shareholder on September 30, 2011.  The note bears interest at 10%, compounded annually and matures on May 31, 2014, with no change in original terms of the agreement.

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

On February 5, 2014, the Company extended the $20,000 unsecured note payable issued to a shareholder on September 2, 2011.  The note bears interest at 10%, compounded annually and matures on May 31, 2014, with no change in original terms of the agreement.

On February 5, 2014, the Company extended the $24,000 unsecured note payable issued to a shareholder on August 5, 2011.  The note bears interest at 10%, compounded annually and matures on May 31, 2014, with no change in original terms of the agreement.

On February 5, 2014, the Company extended the $40,000 unsecured note payable issued to a shareholder on July 7, 2011.  The note bears interest at 10%, compounded annually and matures on May 31, 2014, with no change in original terms of the agreement.

On February 5, 2014, the Company extended the $36,000 unsecured note payable issued to a shareholder on May 9, 2011.  The note bears interest at 10%, compounded annually and matures on May 31, 2014, with no change in original terms of the agreement.

On February 5, 2014, the Company extended the $100,000 unsecured note payable issued to a shareholder on June 24, 2011.  The note bears interest at 10%, compounded annually and matures on May 31, 2014, with no change in original terms of the agreement.

On February 5, 2014, the Company extended the $215,000 unsecured note payable issued to a shareholder on May 18, 2010.  The note bears interest at 10%, compounded annually and matures on May 31, 2014, with no change in original terms of the agreement.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended December 31, 2013, as compared to the three and nine months ended December 31, 2012. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operations for Ecrypt Technologies, Inc. for the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012.

Revenue

During the three months ended December 31, 2013, the Company had revenues of $0 as compared to revenues of $376 during the three months ended December 31, 2012, a decrease of $376, or approximately 100%. The decrease in revenue experienced by the Company was primarily attributable to the fact that the Company discontinued sales of One on One and Ecrypt Me on June 30, 2013.

Operating Expenses

During the three months ended December 31, 2013 the Company had operating expenses of $61,827 as compared to operating expenses of $89,070 during the three months ended December 31, 2012, a decrease of $27,243 or approximately 30.586%. The decrease in operating expenses experienced by the Company was primarily attributable to a decrease in general and administrative expenses.

Net Loss

The Company had a net loss of $(97,178) for the three months ended December 31, 2013, as compared to a net loss of $(113,613) for the three months ended December 31, 2012, a change of $16,435 or approximately 14.466%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced a decrease in operating expenses during the three months ended December 31, 2013.

Results of Operations for Ecrypt Technologies, Inc. for the Nine Months Ended December 31, 2013 Compared to the Nine Months Ended December 31, 2012.

Revenue

During the nine months ended December 31, 2013, the Company had revenues of $1,270 as compared to revenues of $2,051 during the nine months ended December 31, 2012, a decrease of $781, or approximately 38.079%. The decrease in revenue experienced by the Company was primarily attributable to the fact that the Company discontinued sales of One on One and Ecrypt Me on June 30, 2013.

Operating Expenses

During the nine months ended December 31, 2013, the Company had operating expenses of $333,913 as compared to operating expenses of $360,176 during the nine months ended December 31, 2012, a decrease of $26,263 or approximately 7.292%. The decrease in operating expenses experienced by the Company was primarily attributable to a decrease in advertisement and promotion expenses and professional fees expenses.

Net Loss

The Company had a net loss of $(428,673) for the nine months ended December 31, 2013, as compared to a net loss of $(421,328) for the nine months ended December 31, 2012, a change of $7,345 or approximately 1.743%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in interest expenses during the nine months ended December 31, 2013.

Liquidity and Capital Resources

Currently, we have limited operating capital.  The Company anticipates that it will require approximately $600,000 of working capital to support the Company’s operations during the next twelve months.  The Company has earned limited revenue from its business operations.  Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and, to date, the revenues generated from our business operations have not been sufficient to fund our operations or planned growth.  To date we have primarily funded our business operations through private party loans and private placement offerings.  As noted above, we will likely require additional capital to continue to operate our business, and to further expand our business.   We may be unable to obtain the additional capital required.   Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

During the next twelve months, we plan to seek to generate the necessary capital to fund our business operations through the continued borrowing of funds from private parties.  During the next twelve months the Company also intends to seek project specific funds to fund initiatives that are core to the Company's strategic focus and business goals.

The following discussion outlines the state of our liquidity and capital resources as of December 31, 2013:

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of December 31, 2013, we have total current assets of $2,589 as compared to total current assets of $10,863 at March 31, 2013, a decrease of $8,274, or approximately 76.167%; and ii) as of December 31, 2013, we have total assets of $11,387, compared to total assets of $22,737 as of March 31, 2013, a decrease of $11,350, or approximately 49.919%.  The decrease in the Company’s total current assets and total assets from December 31, 2013 to March 31, 2013 was primarily attributable to the fact that the Company used available cash to support operations during the period ended December 31, 2013.

Cash: As of December 31, 2013, our unaudited balance sheet reflects that we have cash of $2,589 as compared to $10,863 at March 31, 2013, a decrease of $8,274, or approximately 76.167%.  The decrease in the Company’s cash from December 31, 2013 to March 31, 2013 was primarily attributable to the fact that the Company used available cash to support operations during the period ended December 31, 2013.

Total Current Liabilities

Our unaudited balance sheet reflects that: i) as of December 31, 2013, we have total current liabilities of $1,204,531 as compared to total current liabilities of $821,835 at March 31, 2013, an increase of $382,696 or approximately 46.566%; and ii) as of December 31, 2013, we have total liabilities of $1,538,837 as compared to total liabilities of $1,136,514 at March 31, 2013, an increase of $402,323 or approximately 35.4%.  The increase in the Company’s total current liabilities and total liabilities from December 31, 2013 to March 31, 2013 was primarily attributable to the fact that the Company received loans from a third party, and realized an increase in the accrued interest on loans payable to related and third parties, an increase in accounts payable and accrued liabilities, and an increase in accounts payable due to related party.

Cash Flow for the Company for the Nine Month Period Ended December 31, 2013 as Compared to the Nine Month Period Ended December 31, 2012

Operating Activities During the nine month period ended December 31, 2013, the net cash used by the Company in operating activities was $(293,774) as compared to net cash used in operating activities of $(281,585) during the nine month period ended December 31, 2012, a change of $12,189 or approximately 4.329%.  The increase in our net cash used in operating activities was primarily attributable to net loss adjusted by an increase in stock issued for compensation, increase in accounts payable and accrued liabilities, an increase in accounts payable due to a related party, an increase in interest on loans from a third party, and an increase in interest on loans from a related party.

Financing Activities During the nine month period ended December 31, 2013, the net cash provided by financing activities was $285,500 as compared to net cash provided by financing activities of $249,910 during the nine month period ended December 31, 2012, an increase of $35,590, or approximately 14.241%. The change in net cash provided by financing activities was primarily attributable to the fact that the Company received cash via loans from third and related parties.

Investing Activities During the nine month period ended December 31, 2013, and the nine month period ended December 31, 2012, the net cash used in investing activities was $nil.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.  Based on that evaluation, our management has concluded that, as of December 31, 2013, the Company's internal control over financial reporting contained a material weakness due to a failure by the Company to properly value a stock transaction issued by the Company, and as a result of such material weakness, our internal controls over financial reporting were not effective as of December 31, 2013.  To remediate the weakness in our internal controls over financial reporting, we intend to: i) reconcile stock issuance transactions against the agreements underlying such stock issuance transactions to ensure that equity issuances are properly accounted for; and ii) implement a review board to review the stock issuance transactions to ensure that they are properly valued and accounted for.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2013, that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

February 18, 2014