Form 10-K
period 2014-03-31
eCrypt Technologies, Inc.
filed 2014-07-14
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2014

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
Registrant’s telephone number, including area code: 1.866.204.6703

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[  ]Yes   [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $12,781,413.

As of June 25, 2014, the Company had 126,379,802 shares issued and outstanding.

PART I

ITEM 1.

BUSINESS.

Overview

Ecrypt Technologies, Inc., a Colorado corporation d/b/a Ecrypt Technologies, Inc. (hereinafter “we,” “us,” “Ecrypt,” the “Company,” or the “Registrant"), was incorporated in the State of Colorado, on April 19, 2007.  The Company provides information security solutions that secure the access to, storage of, and transmission of email and files.  The Company is currently a development stage Company.

Principal Products

Ecrypt’s primary business focus is on security, defense, and information security solutions, which assist corporate entities, governments and individuals in protecting their organizations and/or critical infrastructures against error, and physical and cyber attack.  The Company’s business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, hardware and services.  To date the Company has earned limited revenue. The Company believes the majority of its revenues will be derived from sales of proprietary and allied products and services to large enterprise, government, and military customers, within the USA and abroad.

Currently the Company’s primary business operations are focused on establishing a strategic marketing program of allied products and services of which the Company is designated as the exclusive, or non-exclusive, marketing and distribution agent within the USA and abroad.

Currently the Company’s primary proprietary product development efforts are focued on an enterprise-level information security soft-appliance called Ecrypt One.  Ecrypt One is an email server with integrated security technology.  It was designed to protect email and attachments in transit and at rest.  It incorporates multiple security technologies and techniques, such as encryption, role based access controls, server rules that enforce security, and multi-factor authentication.  It was designed to assist organizations and governments to meet and maintain compliance with information security regulations such as HIPAA.

On April 22, 2013, the Company filed a provisional patent application for multiple processes in Ecrypt One.  A provisional patent application provided the Company confidentiality surrounding the application’s subject matter.  It also provided the Company a 12-month period to make additional claims, and to decide whether to file the application internationally, while establishing April 22, 2013 as the effective date for the aforementioned.  The Company filed the final patent application requesting non-publication on April 22, 2014.

Research and Development

Over the next twelve (12) months, Ecrypt will continue developing new strategic alliances and strengthening existing strategic alliances. The Company also plans to continue developing its proprietary product, Ecrypt One.

Production

All proprietary Ecrypt solutions are currently developed under the supervision of Brad Lever, and Kasia Zukowska, the initial founders of Ecrypt, and Ian Treleaven, Ecrypt’s advisor and consultant (collectively referred to as the “Overseers”).  Solution testing and troubleshooting is carried out by the Company’s development consultants, and the Overseers, using industry-standard tools and methods.  The Company maintains regular meetings to absorb and address the feedback received from these testing sessions.

Distribution

The Company plans to distribute its solutions globally, in accordance with applicable import and export regulations, through a number of distribution channels.  The primary method of distribution will be through a dedicated in-house sales force. The Company will also pursue strategic distribution alliances with data centers, service providers, carrier dealers, consultants, and complementary solution providers to distribute its product.

The Company will also list its solutions on the GSA (General Services Administration) Schedules for acquisition by authorized users. GSA is an independent agency of the United States government, that amongst other responsibilities, supplies products and communications for U.S. government offices. GSA assists with procurement work for other government agencies. As part of this effort, it maintains the large GSA Schedules, which other agencies can use to buy goods and services. Procurement managers from government agencies can view products and services listed on GSA Schedules and make purchases from the GSA Schedule knowing that all legal obligations have been taken care of by GSA.

Customers and Marketing

Customers

The Company plans to have products in multiple sectors in government, business and consumer markets.

The majority of the allied products and services are targeted at government, military and business markets.

The Company will primarily target fortune 100 and 500 enterprises within the healthcare, financial services, and legal industries, as well as government, military and law enforcement agencies.  These organizations have a critical reliance on security, defense, information security and data integrity products and services, and are subject to numerous stringent information security regulations.

The Company anticipates that a majority of its customers will be large sized businesses, especially those in industries affected by cyber threat, and data security regulations such as HIPAA.  The Company also anticipates sales of its products to US government and military organizations, and allied foreign government and military organizations.

Marketing

Over the next twelve months, the Company anticipates that it will launch a new brand, and commence a comprehensive marketing campaign through a variety of traditional and non-traditional media.

Over the next twelve months, the Company will focus on establishing a strategic alliance network of allied products and services, and providers that will also market Ecrypt’s products.

The Company will focus its marketing efforts on customer acquisition for Ecrypt One, and allied products and services. The Company anticipates that it will market its proprietary and allied products on the internet using the Company’s website (www.Ecryptinc.com), on social networking sites like Facebook and Twitter, and on industry websites, blogs and forums.

The Company also intends to leverage the immense influence of the board of directors to access customers.

 Amongst other activities, Board members will be speakers at events and will feature in publicity.

Competition

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

Allied products and service face competition from a variety of companies.

Although there is no assurance that we will be able to successfully compete with these organizations, our foremost advantage over competition is our network of potential customers, our ability to access them, and the diversity of high-tech products and services that the Company offers.

Intellectual Property and Agreements

Patents

On April 22, 2013, under the counsel of Steptoe & Johnson, the Company filed a provisional patent application for multiple processes within Ecrypt One, its enterprise-level information security solution soft-appliance.  A provisional patent assured confidence of the application’s contents for a period of 12 months.  It also provided the Company 12 months to continue development and make additional claims.   Furthermore, it provided Ecrypt 12 months to determine whether it is in the Company’s best interest to file international patents.  Finally, it established an effective date of April 22, 2013 for all of the aforementioned items.  The Company filed the final patent application with a request for non-publication on April 22, 2014.

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

Employees

The Company does not currently have any full-time employees.  Kasia Zukowska has been contracted by the Company to perform administrative duties on behalf of the Company. Various consultants have been contracted to fulfill software development and web programming duties.  Dr. Thomas Cellucci currently serves as the Chief Executive Officer and director of the Company without salary. Brad Lever currently serves as the Chief Operations Officer, and Chief Financial Officer, and director of the Company without wages or salaries. Advisor Ian Treleaven works closely with Brad Lever to oversee product development.

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

Subsequent Events

On June 18, 2014, the Company entered into a Strategic Marketing Agreement with QCR, LLC (“QCR”), a Texas corporation engaged in the business of software development and distribution of mistake-proofing business processes.  The agreement designates Ecrypt as the worldwide agent for the purpose of selling and offering after-sales support for all of QCR’s standard and custom services/products.  The agreement also stipulates that QCR will promote Ecrypt’s products and service offerings whenever possible.

On June 18, 2014, the Company entered into a Strategic Marketing Agrement with PassRules US Security LLLP, (“PassRules”), an Arizona corporation engaged in the business of software development and distribution of authentication products and capabilities. The agreement designates Ecrypt as the worldwide agent for the purpose of selling and offering after-sales support for all of PassRules’ standard and custom services/products.  The agreement also stipulates that PassRules will promote Ecrypt’s products and service offerings whenever possible.

On June 19, 2014, the Company entrered into a Strategic Marketing Agreement with Cyber Risk Pro Services (“Cyber Pro”), a Washington corporation engaged in the business of developing the market for cyber breach protection products, services, and solutions that enable public and private sector organizations and business networks to better protect critical infrastructure, respond resiliently to cyber attack, and mitigate the disruption, damage, and other risks of cyber breach.  The agreement designates Ecrypt as an exclusive agent in the United States for the purpose of selling and offering after-sales support for Cyber Pro’s standard and custom Cyber Breach Protection Program services and products for State, County, and Local government organizations.  It further designates Cyber Pro as the entity that Ecrypt will sub-contract with to provide Cyber Breach Protection Program services and products to State, County, and Local government organizations.  The agreement also stipulates that Cyber Pro will promote Ecrypt’s product and service offerings as part of Cyber Breach Protection Programs for State, County, and Local government organizations and in other ways.

On June 20, 2014, the Company entered into a Strategic Marketing Agreement with Nüwa Executive Academy for Security, Defense and Intelligence Professionals (“Nüwa”) owned by MG Enterprise Invest AB, a Swedish corporation engaged in the business of developing companies and professionals for business growth within the fields of Security, Defense and Intelligence.  The agreement designates Ecrypt as the worldwide agent for the purpose of selling and offering after-sales support for all of Nüwa’s standard and custom services/products.  The agreement also stipulates that Nüwa will promote Ecrypt’s products and service offerings whenever possible.

On June 25, 2014, the Company entered into a Strategic Marketing Agreement with innoBots LLC (“innoBots”), a Georgia corporation engaged in the business of robotics and vision products and capabilities.

 The agreement designates Ecrypt as a non-exclusive marketing and sales agent outside the U.S. for the purpose of selling and offering after-sales support for all of innoBots standard and custom services/products.  The agreement further stipulates that innoBots will promote Ecrypt’s product and service offerings whenever possible.

On June 26, 2014, the Company entered into a Strategic Marketing Agreement with Silanis Technology, Inc. (“SIlanis”), a Canadian corporation engaged in the business of software development and distribution of e-signature software.  The agreement provides Ecrypt with a 6-month exclusivity against its primary competitors for the purpose of selling and offering after-sales support for all of Silanis’ standard and custom products and services.  Additionally, Ecrypt will not offer any of Silanis’ competitor products or services during a 6-month exclusive period.  The agreement further stipulates that Silanis will promote Ecrypt’s product and service offerings whenever possible.

On June 26, 2014, the Company entered into a Strategic Marketing Agreement with Genesys Technologies, Ltd. (“Genesys”), a Pennsylvania corporation engaged in the business of software amd hardware development of high-tech wireless communication devices for navigation and the mitigation of vulnerability to spoofing and jamming devices and unmanned aerial systems.  The agreement designates Ecrypt as the exclusive United States agent for the purpose of selling and offering after-sales support of Genesys’ standard and custom products, services and capabilities in the field of unmanned aerial vehicles.  The agreement further stipulates that Genesys will promote Ecrypt’s products and services whenever possible.

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

Ecrypt owns the following internet domain names: 6REPLY.COM, 6REPLY.INFO, 6SEND.COM, 6SEND.INFO, ALTERNIKA.COM, BRAVATEK.COM, ECRYPT.INFO, ECRYPT.IT, ECRYPT.US, ECRYPTINC.CA, ECRYPTINC.CO, ECRYPTINC.COM, ECRYPTINC.ME, ECRYPTINC.MOBI, ECRYPTINC.NET, ECRYPTINC.ORG, ECRYPTMAIL.COM, ECRYPTMAIL.INFO, ECRYPTONE.CA, ECRYPTONE.CO, ECRYPTONE.COM, QUINTESEC.COM SECUREINFORMATIONXCHANGE.COM, SECUREINFORMATIONXCHANGE.INFO, SECURERELAY.COM, SECURERELAY.INFO, SECURSOL.COM, SIXPERSONAL.COM, SIXPERSONAL.INFO, SIXREPLY.COM, SIXREPLY.INFO, SIXSEND.COM, SIXSEND.INFO, SIXSMB.COM, SIXSMB.INFO, YOURPRIVACYISOURBUSINESS.COM.

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

	(U.S. $)

2012	HIGH	LOW
Quarter Ended March 31	$0.65	$0.022
Quarter Ended June 30	$0.47	$0.2
Quarter Ended September 30	$0.23	$0.13
Quarter Ended December 31	$0.23	$0.12

2013	HIGH	LOW
Quarter Ended March 31	$0.2	$0.12
Quarter Ended June 30	$0.17	$0.1
Quarter Ended September 30	$0.28	$0.05
Quarter Ended December 31	$0.24	$0.12

2014	HIGH	LOW
Quarter Ended March 31	$0.2	$0.08

Holders

As of July 7, 2014, there were 126,379,802 shares of common stock issued and outstanding and approximately 22 shareholders of record.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2014 or 2013.  There are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors and the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

Overview & Plan of Operation

Ecrypt Technologies, Inc., a Colorado corporation, was incorporated in the State of Colorado, on April 19, 2007.  The Company provides security, defense, and information security solutions, which assist corporate entities, governments and individuals in protecting their organizations and/or critical infrastructures against error, and physical and cyber attack.  The Company is currently a development stage Company. The Company’s business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, hardware and services.

On June 30, 2013, in the interest of focusing the Company’s financial and development resources on the development and sale of Ecrypt One, the Company’s management elected to discontinue the production and sale of both One on One encryption software for BlackBerry devices, as well as Ecrypt Me, a secure email, secure file storage, and secure file sharing service.  In light of the limited revenue produced by both products, Management determined that it was in the best interests of the Company to focus the Company’s efforts and financial resources on the development and sale of Ecrypt One.  One or both of the discontinued products may be re-introduced into the market when it makes financial sense for the Company.

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

The Company filed a patent application for multiple processes in Ecrypt One, with a request for non-publication, on April 22, 2014.

In addition to the foregoing, in an effort to advance the business operations of the Company, over the next twelve (12) months the Company plans to undertake the following actions in the order in which they are listed:

1.

Continue developing its strategic marketing alliance program;

2.

Commence distribution of allied products and services;

3.

Complete development of Ecrypt One;

4.

Complete testing of Ecrypt One;

5.

Commence distribution on Ecrypt One.

The foregoing business actions are goals of the Company.  There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended March 31, 2014 as compared to the fiscal year ended March 31, 2013. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operation for Ecrypt Technologies, Inc. for the Fiscal Year Ended March 31, 2014 Compared to the Fiscal Year Ended March 31, 2013.

Revenue

Revenue.  During the fiscal year ended March 31, 2014, the Company had revenues of $1,270 as compared to revenues of $2,499 during the fiscal year ended March 31, 2013, a decrease of $1,229, or approximately 49%. The decrease in revenue experienced by the Company was primarily attributable to the fact that the

Company discontinued sales of One on One and Ecrypt Me on June 30, 2013.

Operating Expenses

Operating Expenses.  During the fiscal year ended March 31, 2014, the Company had operating expenses of $396,806 as compared to operating expenses of $523,261 during the fiscal year ended March 31, 2013, a decrease of approximately $126,455 or 24.167%. The decrease in operating expenses experienced by the Company was primarily attributable to a decrease in general and administrative expenses experienced by the Company.

Net Loss

Net Loss.  The Company had a net loss of $(6,783,349) for the fiscal year ended March 31, 2014 as compared to a net loss of $(608,715) for the fiscal year ended March 31, 2013, a change of $6,174,634 or approximately 1,014.372%.  The change in net loss experienced by the Company was primarily attributable to an increase in interest expense and an increase in financing cost experienced by the Company.

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

For the fiscal year ended March 31, 2014 we primarily funded our business operations with the proceeds from related party loans. During the next twelve months, we plan to seek to generate the necessary capital to fund our business operations and complete our desired business activity through sales Ecrypt One and strategic marketing affiliate products and services.  If we are unable to generate the necessary capital through the sales of these products, we may conduct a private placement offering to seek to raise the necessary working capital to fund our business operations, or continue to rely on related party loans to fund our business operations.

The following discussion outlines the state of our liquidity and capital resources for the fiscal year ended March 31, 2014, compared to the fiscal year ended March 31, 2013:

Total Current Assets & Total Assets

Our audited balance sheet reflects that: i) as of March 31, 2014, we have total current assets of $15,504, as compared to total current assets of $10,863 as of March 31, 2013, an increase of $4,641, or approximately 42.723%; and ii) as of March 31, 2014, we have total assets of $23,330, compared to total assets of $22,737 as of March 31, 2013, an increase of $593, or approximately 2.608%.  The increase in the Company’s total current assets and total assets from March 31, 2013 to March 31, 2014 was primarily attributable to an increase in the Company’s cash.

Cash: As of March 31, 2014, our audited balance sheet reflects that we have cash of $15,504, as compared to $10,863 at March 31, 2013, an increase of $4,641, or approximately 42.723%.  The increase in the Company’s cash from March 31, 2013 to March 31, 2014 was primarily attributable to the fact that during the period ended March 31, 2014 the Company obtained additional cash via loans from third parties.

Total Current Liabilities & Total Liabilities

As of March 31, 2014, our audited balance sheet reflects that we have total current liabilities of $1,531,814 as compared to total current liabilities of $821,835 at March 31, 2013, an increase of $709,979, or approximately 86.3%. We have total liabilities of $1,646,644 as compared to total liabilities of $1,136,514 at March 31, 2013, an increase of $510,130, or approximately 44.886%.  The increase in the Company’s total liabilities from March 31, 2013 to March 31, 2014 was primarily attributable to the fact that the Company obtained loans from related and third parties, and experienced an increase in interest on loans from related and third parties, during the period ended March 31, 2014.

Cash Flow for the Company for the Fiscal Year Ended March 31, 2014 as Compared to the Fiscal Year Ended March 31, 2013

Operating Activities During the fiscal year ended March 31, 2014, the net cash used by the Company in operating activities was $360,859, as compared to net cash used in operating activities of $360,920 during the fiscal year ended March 31, 2013, a change of $61.  The decrease in net cash used in operating activities was primarily attributable to an increase in net loss, a decrease in stock issued for compensation, an increase in accounts payable and, related parties, and an increase in interest on loans from related and third parties.

Investing Activities During the fiscal year ended March 31, 2014, the net cash used by the Company in investing activities was $nil, as compared to net cash used in investing activities of $1,304 during the fiscal year ended March 31, 2013, a change of $1,304. The change in net cash used by investing activities was primarily attributable to the fact that the Company did not purchase any licenses, computer equipment, computer software or other equipment during the fiscal year ended March 31, 2014.

Financing Activities During the fiscal year ended March 31, 2014, the net cash provided by financing activities was $365,500, as compared to net cash provided by financing activities of $299,890 during the fiscal year ended March 31, 2013, an increase of $65,610, or approximately 21.878%. The change in net cash provided by financing activities was primarily attributable to the fact that during the fiscal year ended March 31, 2014, the Company obtained more cash via loans from related and third parties.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

ECRYPT TECHNOLOGIES, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED MARCH 31, 2014 and 2013

Page
Report of Independent Registered Public Accounting Firm	15
Balance Sheets	16 – 17
Statements of Operations	18
Statement of Stockholders’ Equity (Deficit)	19 – 20
Statements of Cash Flows	21 – 22
Notes to Financial Statements	23 – 38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ecrypt Technologies, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Ecrypt Technologies, Inc. (A Development Stage Company) (the “Company”) as of March 31, 2014 and 2013 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and from inception (April 19, 2007) to March 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ecrypt Technologies, Inc. (A Development Stage Company) as of March 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith, LLC

Henderson, Nevada

July 10, 2014

Corporate Headquarters:

De Joya Griffith, LLC

2580 Anthem Village Drive, Henderson, NV 89052 Phone:  (702) 563-1600 Fax: (702) 920-8049

Ecrypt Technologies, Inc.
(A Development Stage Company)
BALANCE SHEETS
(Audited)
	March 31	March 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$ 15,504	$ 10,863
TOTAL CURRENT ASSETS	15,504	10,863

Property and equipment, net	7,826	11,874

TOTAL ASSETS	$ 23,330	$ 22,737

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 26,180	$ 28,063
Accounts payable-related party	13,200	4,500
Accrued interest on loans	85,816	11,141
Accrued interest on loans-related party	193,764	125,167
Notes payable-related party	553,000	553,000
Notes payable	659,854	99,964
TOTAL CURRENT LIABILITIES	1,531,814	821,835

LONG TERM LIABILITIES
Notes payable	100,000	299,890
Note payable-related party	5,500	-
Accrued Interest on loans	8,913	14,789
Accrued Interest on loan-related party	417	-
TOTAL LONG TERM LIABILITIES	114,830	314,679

TOTAL LIABILITIES	1,646,644	1,136,514

STOCKHOLDERS' DEFICIT
Preferred stock (10,000,000 Shares Authorized; Par Value $.0001
5,000,000 and 0 shares issued and outstanding as at March 31, 2014 and March 31, 2013)	500	-
Common stock (500,000,000 Shares Authorized; No Par Value;
135,979,802 and 135,811,052 shares issued and outstanding as at March 31, 2014 and March 31, 2013)	1,029,161	999,536
Additional paid in capital	6,429,500	180,000
Stock subscription payable	8,812	14,625
Deficit accumulated during the development stage	(9,091,287)	(2,307,938)

TOTAL STOCKHOLDERS' DEFICIT	(1,623,314)	(1,113,777)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 23,330	$ 22,737

The accompanying notes are an integral part of these financial statements.

Ecrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Audited)

	For the year ended March 31, 2014	For the year ended March 31, 2013	Cumulative Amount from Inception (April 19, 2007) to March 31, 2014

REVENUES
Sales	$ 1,270	$ 2,499	$ 100,599

OPERATING EXPENSES
Amortization and depreciation	4,048	6,605	73,130
Advertisment and promotion	19,953	4,934	375,974
General and administrative	288,73	458,136	1,823,782
Professional fees	84,066	53,586	369,802
TOTAL OPERATING EXPENSES	396,806	523,261	2,642,688

OPERATING LOSS	(395,536)	(520,762)	(2,542,089)

OTHER INCOME (EXPENSES)
Interest expense	(68,799)	(24,865)	(107,337)
Interest expense-related party	(69,015)	(61,609)	(194,182)
Financing Cost	(6,250,000)	-	(6,250,000)
Gain on sale of fixed asset	-	(1,478)	(878)
Interest income	-	-	3,199
TOTAL OTHER INCOME (EXPENSES)	(6,387,813)	(87,953)	(6,549,198)

NET LOSS	$ (6,783,349)	$ (608,715)	$ (9,091,287)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	135,920,110	135,731,292

Loss per share
Basic	(0.05)	(0.00)

The accompanying notes are an integral part of these financial statements.

Ecrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from Inception (April 19, 2007) to March 31, 2014
(Audited)

	Preferred Shares		Common Shares		Additional Paid-in	Stock Subscriptions	Deficit Accumulated During Development	Total Stockholders' Equity
	Number	Amount	Number	Amount	Capital	Payable	Stage	(Deficit)

Balance at April 19, 2007 (Date of Inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Shares issued	-	-	116,015,968	55,130	-	-	-	55,130
Net loss for the period	-	-	-	-	-	-	(32,505)	(32,505)

Balance March 31, 2008	-	-	116,015,968	55,130	-	-	(32,505)	22,625

Stock subscriptions	-	-	-	-	-	4,875	-	4,875
Shares issued	-	-	17,502,248	151,572	-	-	-	151,572
Net loss for the period	-	-	-	-	-	-	(92,111)	(92,111)

Balance March 31, 2009	-	-	133,518,216	206,702	-	4,875	(124,616)	86,961

Stock cancelled	-	-	-	-	-	(4,875)	-	(4,875)
Stock subscriptions	-	-	-	-	-	400,000	-	400,000
Shares issued	-	-	40,455	32,768	-	-	-	32,768
Net loss for the period	-	-	-	-	-	-	(184,480)	(184,480)

Balance March 31, 2010	-	-	133,558,671	239,470	-	400,000	(309,096)	330,374

Shares issued for cash	-	-	952,381	400,000	-	(400,000)	-	-

Shares issued for compensation	-	-	287,500	63,750	-	-	-	63,750
Net loss for the period	-	-	-	-	-	-	(693,906)	(693,906)

Balance March 31, 2011	-	-	134,798,552	703,220	-	-	(1,003,002)	(299,782)

Stock options issued	-	-	-	-	45,000	-	-	45,000
Shares issued for compensation	-	-	612,500	112,441	-	-	-	112,441
Stock subscription payable						178,625		178,625
Net loss for the period	-	-	-	-	-	-	(696,221)	(696,221)

Balance March 31, 2012	-	-	135,411,052	815,661	45,000	178,625	(1,699,223)	(659,937)

Stock options issued	-	-	-	-	135,000	-	-	135,000
Shares issued for compensation	-	-	362,500	178,625	-	(178,625)	-	-
Shares issued to director	-	-	37,500	5,250	-	-	-	5,250
Stock subscription payable	-	-	-	-	-	14,625	-	14,625
Net loss for the period	-	-	-	-	-	-	(608,715)	(608,715)

Balance March 31, 2013	-	-	135,811,052	999,536	180,000	14,625	(2,307,938)	(1,113,777)

Preferred stock issued	5,000,000	500	-	-	6,249,500	-	-	6,250,000
Shares issued for compensation	-	-	168,750	29,625	-	(14,625)	-	15,000
Stock payable	-	-	-	-	-	8,812	-	8,812
Net loss for the period	-	-	-	-	-	-	(6,783,349)	(6,783,349)

Balance March 31, 2014	5,000,000	$ 500	135,979,802	$1,029,161	$6,429,500	$ 8,812	$(9,091,287)	$ (1,623,314)

The accompanying notes are an integral part of these financial statements.

Ecrypt Technologies, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Audited)

	For the year ended March 31, 2014	For the year ended March 31, 2013	Cumulative Amount from Inception (April 19, 2007) to March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (6,783,349)	$ (608,715)	$ (9,091,287)
Adjustments for non-cash items:
Amortization and depreciation	4,048	6,605	73,130
Loss on disposal of equipment	-	1,478	1,478
Preferred stock issued for financing costs	6,250,000	-	6,250,000
Stock issued for compensation	23,812	135,000	398,505
Stock options issued for compensation	-	19,875	180,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,883)	11,179	26,180
Accounts payable-related party	8,700	(12,817)	13,200
Interest on note payable	68,798	24,865	94,729
Interest on loan-related party	69,015	61,610	203,150
Prepaid expenses	-	-	-
NET CASH USED IN OPERATING ACTIVITIES	(360,859)	(360,920)	(1,850,916)

CASH FLOWS FROM INVESTING ACTIVITIES
License	-	-	(10,000)
Computer equipment	-	-	(11,526)
Computer software	-	-	(14,446)
Equipment	-	(1,304)	(46,464)
NET CASH USED IN INVESTING ACTIVITIES	-	(1,304)	(82,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance	-	-	206,702
Stock subscriptions	-	-	400,000
Proceeds from convertible loan-related party	-	-	23,800
Proceeds from note payable	360,000	299,890	759,854
Proceeds from loan-related party	5,500	-	558,500
Paid in capital	-	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	365,500	299,890	1,948,856

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,641	(62,334)	15,504

CASH AND CASH EQUIVALENTS
Beginning of year	10,863	73,197	-

End of year	$ 15,504	$ 10,863	$ 15,504

Supplemental disclosures of cash flow information:
Shares issued in settlement of convertible note	$ -	$ -	$ 32,768
Common stock issued to satisfy common stock payable	$ 14,625	$ 183,875	$ 598,925

The accompanying notes are an integral part of these financial statements.

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

1.

Nature of Operations

Ecrypt Technologies Inc. (A Development Stage Company), a Colorado corporation (“the Company”), was incorporated on April 19, 2007.  The Company’s business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, hardware and services.  Products include software, hardware and services, and span a diverse variety of industries including, but not limited to, email security, user authentication, robotics, and cyber breach protection.

2.

Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”).

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2014, and the results of operations and cash flows presented herein have been included in the financial statements. The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities”, the Company is considered a development stage company.  The financial statements should be read in conjunction with the Form 10-K for the year ended March 31, 2014 of the Company.

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

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception (April 19, 2007) up to March 31, 2014 of $9,091,287 which raises substantial doubt about its ability to continue as a going concern.

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

Fair value of financial instruments

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

	Twelve Months Ended Mar. 31, 2014	Twelve Months Ended Mar. 31, 2013
Net loss	$ (6,783,349)	$ (608,715)
Weighted-average number of shares outstanding
Basic	135,920,110	135,731,292
Loss per share
Basic	(0.05)	(0.00)

3.

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

4.

Property and Equipment

The components of the Company’s equipment are presented below:

		Mar. 31, 2014 Accumulated	Mar. 31, 2014	Mar. 31, 2013
	Cost	Depreciation	Net	Net

Computer equipment	$ 9,812	$ 9,812	$ 0	$ 0
Computer software	14,445	14,445	0	0
Equipment	38,483	30,657	7,826	11,874

Total	$ 62,740	$ 54,914	$ 7,826	$ 11,874

Depreciation expense for the twelve months ended Mar. 31, 2014 and 2013 was $4,048 and $6,605 respectively.

5.

Stockholders’ Deficit

a)

Authorized:

500,000,000 Common shares with no par value

10,000,000 Preferred shares with $0.0001 par value; 5,000,000 Preferred shares issued and outstanding:

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

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

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

(AUDITED)

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

During the year ended March 31, 2014, the Company effected the following stock transactions:

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

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

On July 18, 2013, the Company issued 37,500 shares of common stock for director compensation for a value of $4,500. The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.12 per share.

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

On February 18, 2014, the Company issued 18,750 shares of common stock for compensation for a value of $2,437.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.13 per share.  The compensation agreement calls for a total of 75,000 shares to be issued during a 12 month period. These shares were recorded as stock payable as of March 31, 2014.

On March 24, 2014, the Company authorized the issuance of 5,000,000 shares of preferred stock to the primary financiers, convertible into 50,000,000 shares of common stock for a value of $6,250,000. The preferred shares were valued at the adjusted closing price per share of common stock on the date of vesting of the shares which was $0.125 per common share.  The preferred shares were distributed on June 1, 2014.

On March 27, 2014, the Company issued 37,500 shares of common stock for director compensation for a value of $6,375.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.17 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period. These shares were recorded as stock payable as of March 31, 2014.

6.

Stock options

On February 16, 2012 the Company granted a non-qualified stock option to its newly appointed director, Thomas Trkla as compensation for his services. The director is entitled to purchase a total of three hundred thousand (300,000) shares of restricted common stock for a price equal to $0.30 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12 month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the “Vesting Period”). As of March 31, 2014, the director has not exercised any rights. The total fair value of these options at the date of grant was estimated to be $180,000 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of .99%, a dividend yield of 0% and expected volatility

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

of 419%. Out of this $180,000 was recorded as stock based compensation expense through March 31, 2014 based on three hundred thousand (300,000) options vested.

	Number of Options	Weighted-Average Exercise Price per share	Weighted- Average Remaining Life (Years)
Outstanding at as at 03.31.2013	300,000	$ 0.30	9.88
Granted	-	$ -	-
Exercised	-	$ NA	NA
Cancelled	-	$ NA	NA
Outstanding as at 03.31.2014	300,000	$ 0.30	8.88
Exercisable at 03.31.2014	300,000	$ 0.30

7.

Loan-Related Party

The Company issued on June 27, 2013 a $5,500 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on June 27, 2015.

The Company issued on January 11, 2012 a $38,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on January 11, 2014.  On February 5, 2014 the Company secured a note payable extension through May 31, 2014.  On June 26, 2014, the Company secured a note payable extension through November 30, 2014 with no change in original terms of the agreement.

The Company issued on December 6, 2011 a $20,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on December 6, 2013.  On February 5, 2014 the Company secured a note payable extension through May 31, 2014. On June 26, 2014, the Company secured a note payable extension through November 30, 2014 with no change in original terms of the agreement.

The Company issued on October 19, 2011 a $25,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on October 19, 2013.  On October 17, 2013, the Company secured a note payable extension through January 31, 2014.  On February 5, 2014 the Company secured a note payable extension through May 31, 2014. On June 26, 2014, the Company secured a note payable extension through November 30, 2014 with no change in original terms of the agreement.

The Company issued on September 30, 2011 a $20,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on September 30, 2013.   On October 17, 2013the Company secured a note payable extension through January 31, 2014.  On February 5, 2014 the

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

Company secured a note payable extension through May 31, 2014. On June 26, 2014, the Company secured a note payable extension through November 30, 2014 with no change in original terms of the agreement.

The Company issued on September 2, 2011 a $20,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on September 2, 2013. On October 17, 2013, the Company secured a note payable extension through January 31, 2014. On February 5, 2014 the Company secured a note payable extension through May 31, 2014. On June 26, 2014, the Company secured a note payable extension through November 30, 2014 with no change in original terms of the agreement.

The Company issued on August 5, 2011 a $24,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on August 5, 2013.  On October 17, 2013, the Company secured a note payable extension through January 31, 2014. On February 5, 2014 the Company secured a note payable extension through May 31, 2014. On June 26, 2014, the Company secured a note payable extension through November 30, 2014 with no change in original terms of the agreement.

The Company issued on July 7, 2011 a $40,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on July 7, 2013.  On July 17, 2013, the note was extended to mature in fifty-five (55) days on August 31, 2013.  On October 17, 2013, the Company secured a note payable extension through January 31, 2014.  On February 5, 2014 the Company secured a note payable extension through May 31, 2014. On June 26, 2014, the Company secured a note payable extension through November 30, 2014 with no change in original terms of the agreement.

The Company issued on May 9, 2011 a $36,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on May 9, 2013.  On July 17, 2013 the note was extended to mature in one hundred and fourteen (114) days on August 31, 2013.  On October 17, 2013, the Company secured a note payable extension through January 31, 2014.  On February 5, 2014 the Company secured a note payable extension through May 31, 2014. On June 26, 2014, the Company secured a note payable extension through November 30, 2014 with no change in original terms of the agreement.

The Company issued on April 29, 2011 a $15,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on April 29, 2013.  On April 29, 2013, the Company secured a one year note payable extension through April 29, 2014. On June 26, 2014, the Company secured a note payable extension through November 30, 2014 with no change in original terms of the agreement.

The Company acquired a $100,000 advance during the month of January 2011 from shareholder. The advance was unsecured, non-interest bearing and due in six months. On June 24, 2011 the loan was modified to bear interest at 10%, compounded annually, and extended to mature in two years on June 24, 2013.  On July 17, 2013, the note was extended to mature on August 31, 2013.  On October 17, 2013, the Company secured a note payable extension through January 31, 2014.  On February 5, 2014 the Company secured a note payable extension through May 31, 2014. On June 26, 2014, the Company secured a note payable extension through November 30, 2014 with no change in original terms of the agreement.

The Company issued on May 18, 2010 a $215,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on May 18, 2012.  On July 17, 2013, the note

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

was extended to mature on August 31, 2013.  On October 17, 2013, the Company secured a note payable extension through January 31, 2014.  On February 5, 2014 the Company secured a note payable extension through May 31, 2014. On June 26, 2014, the Company secured a note payable extension through November 30, 2014 with no change in original terms of the agreement.

Interest expense for the twelve months ended March 31, 2014, and 2013, was $69,015 and $61,609, respectively

8.

Note Payable

The Company issued on February 21, 2012 a $99,964 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in two years on February 21, 2014.  On May 8, 2014 the Company secured a note payable extension through June 21, 2014.  On June 26, 2014, the Company secured a note payable extension through November 30, 2014 with no change in original terms of the agreement.

The Company issued on June 13, 2012 a $99,970 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in two years on June 13, 2014. On June 26, 2014, the Company secured a note payable extension through November 30, 2014 with no change in original terms of the agreement.

The Company issued on September 27, 2012 a $49,980 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually and matures on September 27, 2014.

The Company issued on October 5, 2012 a $49,980 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually and matures on October 5, 2014.

The Company issued on December 18, 2012 a $49,980 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually and matures on December 18, 2014.

The Company issued on February 26, 2013 a $49,980 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually and matures on February 26, 2015.

The Company issued on April 18, 2013 a $46,500 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually and matures on April 18, 2015.

The Company issued on May 7, 2013 a $3,500 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually and matures on May 7, 2015.

The Company issued on May 30, 2013 a $50,000 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually and matures on May 30, 2015.

The Company issued on July 12, 2013 a $50,000 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually and matures on July 12, 2014.

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

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

The Company issued on January 10, 2014 a $30,000 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in one year on January 10, 2015.

The Company issued on February 5, 2014 a $50,000 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually, matures in one year on February 5, 2015.

Interest expense for the twelve months ended March 31, 2014, and 2013, was $68,798 and $24,865, respectively.

9.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $19,954 and $4,934 of advertising expense during the twelve months ended March 31, 2014, and 2013, respectively.

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

As of March 31, 2014, there are 2,042,296 unissued shares left in the program.

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

11.

Income Taxes

The Company has losses carried forward for income tax purposes for March 31, 2014 and 2013.  There are no current or deferred tax expenses for the period ended March 31, 2014 or 2013 due to the Company’s loss position.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	2014	2013
Deferred tax asset attributable to:
Current operations	$ (2,373,407)	$ (614,549)
Less: Change in valuation allowance	2,373,407	614,549

Net refundable amount	$ -	$ -

The composition of the Company’s deferred tax assets as at March 31, 2014 and 2013 is as follows:

	2014	2013
Net operating loss carry forward	$ (8,537,019)	$ (1,755,855)

Statutory federal income tax rate	35%	35%
Effective income tax rate	0%	0%

Deferred tax asset	(2,987,956)	(614,549)
Less: Valuation allowance	2,987,956	614,549

Net deferred tax asset	$ --	$ --

The potential income tax benefit of these losses has been offset by a full valuation allowance.  As at March 31, 2014 and March 31, 2013, the Company has an unused operating loss carry-forward balance of approximately $8,537,019 and $1,755,855 respectively, which begins to expire in 2027.

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

12.

Subsequent Events

On June 12, 2014 the Company entered into an agreement with Gabriel Rosu for the surrender and cancellation of 9,600,000 restricted shares of common stock issued to Gabriel Rosu.  At the time of formation Gabriel Rosu was issued 2,400,000 shares of common stock of the Company.  On November 13, 2011 the Company completed a 4-for-1 forward stock split, as a result of which the 2,400,000 shares of common stock were increased to 9,600,000.

On June 17, 2014, Brad Lever resigned as the Chief Executive Officer of the Company.  He will continue to serve as the Chief Financial Officer and Director of the Company and will also serve as the Chief Operating Officer.

On June 17, 2014, the Board of Directors of the Company approved the Company’s engagement of Thomas Cellucci to serve as the Chief Executive Officer.  He will also continue to server as Director of the Company.  In conjunction with his employment, the Company and Thomas Cellucci entered into a Restricted Shares Agreement which grants him up to a total of up to 18,965,408 shares of common stock, which shares shall be issued as follows: (i) 9,482,704 shares of common stock pursuant to the terms and conditions of this Restricted Shares Agreement; and (ii) 9,482,704 shares of common stock pursuant to a restricted shares agreement once the Company either (a) amends its existing Stock Compensation Program to increase the number of maximum authorized shares which may be issued under the Program, or (b) adopts a new stock compensation program. Additionally Thomas Celluci may be awarded an annual discretionary performance bonus for his services rendered as the Chief Executive Officer; the amount of the performance bonus is at the discretion of the Company’s Board of Directors.  His employment is At-Will and may be terminated at any time by the Company or Mr. Celluci.

On June 26, 2014, the Company extended the $38,000 unsecured note payable issued to a shareholder on January 11, 2012.  The note bears interest at 10%, compounded annually and matures on November 30, 2014 with no change in original terms of the agreement.

On June 26, 2014, the Company extended the $99,964 unsecured note payable issued to a third party on February 21, 2012.  The note bears interest at 10%, compounded annually and matures on November 30, 2014 with no change in original terms of the agreement.

On June 26, 2014, the Company extended the $99,970 note payable issued to a third party on June 13, 2012. The note bears interest at 10%, compounded annually and matures on November 30, 2014 with no change in original terms of the agreement.

On June 26, 2014, the Company extended the $20,000 unsecured note payable issued to a shareholder on December 6, 2011.  The note bears interest at 10%, compounded annually and matures on November 30, 2014 with no change in original terms of the agreement.

On June 26, 2014, the Company extended the $25,000 unsecured note payable issued to a shareholder on October 19, 2011.  The note bears interest at 10%, compounded annually and matures on November 30, 2014 with no change in original terms of the agreement.

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

On June 26, 2014, the Company extended the $20,000 unsecured note payable issued to a shareholder on September 30, 2011.  The note bears interest at 10%, compounded annually and matures on November 30, 2014 with no change in original terms of the agreement.

On June 26, 2014, the Company extended the $20,000 unsecured note payable issued to a shareholder on September 2, 2011. The note bears interest at 10%, compounded annually and matures on November 30, 2014 with no change in original terms of the agreement.

On June 26, 2014, the Company extended the $24,000 unsecured note payable issued to a shareholder on August 5, 2011. The note bears interest at 10%, compounded annually and matures on November 30, 2014 with no change in original terms of the agreement.

On June 26, 2014, the Company extended the $40,000 unsecured note payable issued to a shareholder on July 7, 2011. The note bears interest at 10%, compounded annually and matures on November 30, 2014 with no change in original terms of the agreement.

On June 26, 2014, the Company extended the $36,000 unsecured note payable issued to a shareholder on May 9, 2011. The note bears interest at 10%, compounded annually and matures on November 30, 2014 with no change in original terms of the agreement.

On June 26, 2014, the Company extended the $15,000 unsecured note payable issued to a shareholder on April 29, 2011. The note bears interest at 10%, compounded annually and matures on November 30, 2014 with no change in original terms of the agreement.

On June 26, 2014, the Company extended the $100,000 unsecured note payable issued to a shareholder on June 24, 2011. The note bears interest at 10%, compounded annually and matures on November 30, 2014 with no change in original terms of the agreement.

On June 26, 2014, the Company extended the $215,000 unsecured note payable issued to a shareholder on May 18, 2010. The note bears interest at 10%, compounded annually and matures on November 30, 2014 with no change in original terms of the agreement.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2014 based upon the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2014, the Company's internal control over financial reporting contained a material weakness due to a failure by the Company to properly record and value stock transactions relating to stock options issued by the Company, as well as to correctly accrue for accounts payable, and as a result of such material weaknesses, our internal controls over financial reporting were not effective as of March 31, 2014.  To remediate the weaknesses in our internal controls over financial reporting, we intend to: i) reconcile stock issuance transactions against the agreements underlying such stock issuance transactions to ensure that equity issuances are properly accounted for; and ii) implement a review board to review the stock issuance transactions and accouts payable accruals to ensure that they are properly valued and accounted for.

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

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Significant Employees

The following table sets forth, as of March 31, 2014, the respective positions and ages of our directors and executive officers of the Company. Each director has been elected to hold office until the next annual meeting of shareholders and thereafter until his successor is elected. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Name	Age	Position	Director or Officer Since
Brad Lever (1)	39	Director, Chief Executive Officer, Chief Financial Officer	April 2007
Gabriel Rosu (2)	41	Chief Technology Officer	April 2007
Curt Weldon	66	Chairman of the Board of Directors	February 9, 2011
Jay M. Cohen	67	Director	February 15, 2011
Dr Erik G. Mettala	64	Director	July 5, 2011
Thomas N. Trkla	54	Director	February 22, 2012
Dr. Thomas A. Cellucci (3)	56	Director	March 27, 2014

(1)

As disclosed on Form 8-K filed with the Secuities and Exchange Commision on June 17, 2014, Brad Lever resigned as the Chief Executive Officer and became the Chief Operating Officer.  At this same time Dr. Thomas A. Cellucci assumed the role of Chief Executive Officer.  Mr. Lever will also continue to serve as the Chief Financial Officer and Director.

(2)

On June 12, 2014, Gabe Rosu ceased to serve as the Company’s Chief Technology Officer.

(3)

As disclosed on Form 8-K filed with the Secuities and Exchange Commision on June 17, 2014, Dr. Thomas A. Cellucci became the Chief Executive Officer on June 17, 2014.

Biographical Information

Mr. Brad Lever – Mr. Brad Lever (“Mr. Lever”) currently serves as Director of the Company, as well as the Company’s Chief Operating Officer, Chief Financial Officer, President, Director of Sales and Marketing, and Director of Strategic Alliances and Investor Relations; he has served in these capacities since the Company’s inception.  Mr. Lever’s core functionalities are to coordinate team efforts, manage sales and marketing, and aid in the development of services and solutions which cater to the marketplace.  In addition to the work that Mr. Lever performs with the Registrant, since 2004, Mr. Lever has worked in enterprise sales for BCE, a telecommunications company, focusing on new acquisitions and providing wireless data solutions.  From 2003 to 2004, Mr. Lever was a sales executive with Sophos, Inc., a company that provides anti-virus software solutions to businesses.  Mr. Brad Lever is a member of the IAPP (International Association of Privacy Professionals).

Mr. Gabriel Rosu – As of March 31, 2014, Mr. Gabriel Rosu (“Mr. Rosu”) served as the Company’s Chief Technology Officer (“CTO”), a position he held since the Company’s inception; Mr. Rosu ceased serving as the CTO on June 12, 2014.  As CTO, Mr. Rosu functioned as the Company’s lead software developer and eCommerce infrastructure developer.  A fully trained Java Architect, Mr. Rosu is versed in software and application design and development, service-oriented architecture, and encryption frameworks.  His primary role was to develop and test communications and information security concepts and solutions.  In addition to the work Mr. Rosu performed with the Registrant, since March 2008, Mr. Rosu has worked with Telus, a Canadian telecommunications company, as a Frameworks Lead Architect.  From 2004 through February

2008, Mr. Rosu worked with Accenture, a global management consulting, technology services and outsourcing company, as a Frameworks Lead Architect, a position in which he was responsible for deliverable planning and tracking as well as resource allocation.  From 2001 through 2004, Mr. Rosu was a Senior Software Engineer with Verb Exchange Inc., a digital communications company that provides new media marketing opportunities to advertisers, a position in which he served as a team leader and Java architect.

Curt Weldon – Curt Weldon (“Mr. Weldon”) served in the United States Congress for 20 years. When he retired in 2007 he was Vice Chairman of both the Armed Services Committee and the Homeland Security Committee, as well as a Member of the Energy and Environment Sub-Committee. During his tenure in Congress he initiated and Chaired the US/FSU Energy Parliamentary Relationship, served as Co-Chair of the International Energy Advisory Council and Keynoted a number of International Energy Forums. Mr. Weldon organized and led over 50 bi-partisan Congressional Delegations to 75 nations including the first-ever Congressional Delegations into Libya and North Korea. Prior to his career in elective office as a Mayor, County Commissioner and Member of Congress, Mr. Weldon served as an Educator and University Professor as well as a Director with the INA/CIGNA Corporation at its Corporate Headquarters in Philadelphia. In addition to his work with the Registrant, Mr. Weldon formed and currently serves as CEO of Jenkins Hill International – a firm providing International Consulting as well as facilitating International Strategic Relationships. Mr. Weldon has been honored by over 100 professional associations and international organizations.

Honorable Jay M. Cohen, Rear Admiral, USN (ret) - Hon Jay M. Cohen (“Mr. Cohen”) is a native of New York. He holds a joint Ocean Engineering degree from Massachusetts Institute of Technology and Woods Hole Oceanographic Institution and Master of Science in Marine Engineering and Naval Architecture from MIT. Mr. Cohen was commissioned in 1968 upon graduation from the United States Naval Academy.  Mr. Cohen’s early Navy assignments included service on conventional and nuclear submarines. From 1985 to 1988 Cohen commanded USS HYMAN G. RICKOVER (SSN 709).  Following command, he served on the U.S. Atlantic Fleet as a senior member of the Nuclear Propulsion Examining Board, responsible for certifying the safe operation of nuclear powered ships and crews.  From 1991 to 1993, Mr. Cohen commanded the submarine tender USS L.Y. SPEAR (AS 36) including a deployment to the Persian Gulf in support of Operation DESERT STORM. After Spear, he reported to the Secretary of the Navy as Deputy Chief of Navy Legislative Affairs. During this assignment, Mr. Cohen was responsible for supervising all Navy Congressional liaison.

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

Dr. Erik G. Mettala - Dr. Erik G. Mettala (“Dr. Mettala”) serves as the Chief Technology Officer at Advanced Coordination Technologies since May 2002.  Prior to that, he served as Cyber Chief Scientist in Battelle Memorial Institute’s National Security Global Business from April 2011 and July 2012, where he was responsible for strategic research and development planning, and research and development for Battelle’s Cyber Innovation Unit.  Prior to joining Battelle, he was the Chief Scientist in SPARTA’s National Security Systems Sector in Columbia, MD, responsible for the strategic technology planning and research for SPARTA’s intelligence, computer network operations, and information assurance business areas from April 2005 to June 2007.  Dr. Mettala led McAfee Research from April 2003 to April 2005, which was acquired by SPARTA in April 2005.  As the Vice President and Director of McAfee Research in Rockville, MD, he managed the strategic technology research for McAfee, including R&D business development and laboratory efforts in Rockville, MD; Herndon, VA; Los Angeles, CA; and Santa Clara, CA.  Under his direction, McAfee Research focused on high risk research addressing the needs of McAfee product lines including anti-virus, anti-spam, host-based and network-based intrusion prevention, and in cooperation with U.S. Government agencies, directed the development of solutions to many of the pressing and difficult problems in information assurance, intrusion prevention, remediation, and network security.

In June of 2012 Dr. Mettala was inducted into the Information Systems Security Association (ISSA) International Hall of Fame.

Thomas N. Trkla - (“Mr. Trkla”) founded Brookwood and its affiliated companies in late 1992. In his capacity as Chairman and Chief Executive Officer, he directs all aspects of Brookwood's businesses including managing Brookwood's operations, formulating and implementing Brookwood's investment and disposition strategies and evaluating, structuring and capitalizing the Company's real estate and private corporate investments.

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

Dr. Thomas A. Cellucci – Dr. Thomas A. Celluci currently serves as the Chief Executive Officer and a Director of the Company.  Additionally, from 1999 to the present, Dr.. Thomas A. Cellucci (“Dr. Cellucci”) serves as the Chairman and CEO of Cellucci Associates, a high-tech marketing firm focused on developing business and marketing plans for worldwide high-tech firms.

From 2013 to the present, Dr. Cellucci is also the Executive Director at AGVE (Alliance for Government Virtual Engagements located in Washington DC.  AGVE is a non-profit dedicated to fostering technology-focused bridges, best practices and communications between government and the private sector to enable high performance/price business operations for government.  He is also the Founding and Managing Partner of Union Core Technology Partners, a private equity fund.

From 2007 to 2011 Dr. Cellucci served as the First Chief Commercialization Officer of the United States of America, where he was responsible for overseeing the development and execution of programs and processes that identified, evaluated, and commercialized privately owned technologies into products or services that met the needs of the Department of Homeland Security’s (DHS) stakeholders, including DHS operating components and, end users such as the nation's first responders, and critical infrastructure owner/operators.

During his tenure as the Chief Commercialization Officer, in 2010 Dr. Cellucci was also appointed as the Director of the Office of Public-Private Partnerships, which oversees the Long Range Broad Agency Announcement (LRBAA) procurement process, Office of SAFETY Act Implementation (OSAI), Small Business Innovation Research (SBIR) Office as well as the Commercialization Office.  At this same time Dr. Cellucci, was also named Executive Director of the Research and Development (R&D) Partnerships Group responsible to leverage the billions of dollars in assets and the expertise of more than 1300 team members through the group’s investments in national labs, universities, international partners, the private sector and government interagency partners to develop technologies and products for the Homeland Security Enterprise (HSE).

Dr. Cellucci earned a PhD in Physical Chemistry from the University of Pennsylvania, an MBA from Rutgers University and a BS in Chemistry from Fordham University. He has also attended and lectured at executive programs at the Harvard Business School, MIT Sloan School, Kellogg School and others.

Between 1978 and 1991 Dr. Cellucci was Chemistry Lecturer at Fordham University, the University of Pennsylvania, and Princeton University, as well as Professor of Physics and Laser/Electro-Optic Technology at Camden County College.

Dr. Cellucci earned a PhD in Physical Chemistry from the University of Pennsylvania, an MBA from Rutgers University and a BS in Chemistry from Fordham University. He has also attended and lectured at executive programs at the Harvard Business School, MIT Sloan School, Kellogg School and others.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended March 31, 2014, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	Non-Equity Incentive Plan Compensation (#)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Brad Lever, CEO (1)	2014	$nil	--	--	--	--	--	--	$nil
	2013	$nil	--	--	--	--	--	--	$nil
	2012	$nil	--	--	--	--	--	--	$nil
	2011	$nil	--	--	--	--	--	--	$nil
	2010	$nil	--	--	--	--	--	--	$nil
	2009	$nil	--	--	--	--	--	--	$nil
Gabriel Rosu, Chief Technology Officer (2)	2014	$nil	--	--	--	--	--	--	$nil
	2013	$23,076.67	--	--	--	--	--	--	$23,076.67
	2012	$95,000	--	--	--	--	--	$5521.82	$101,321.86
	2011	$91,041	--	--	--	--	--	$5,936.10	$96,977.10
	2010	$nil	--	--	--	--	--	$ 5,742	$5,742
	2009	$nil	--	--	--	--	--	--	$nil

(1)

As disclosed on Form 8-K filed with the Secuities and Exchange Commision on June 17, 2014, Brad Lever resigned as the Chief Executive Officer and became the Chief Operating Officer.  Mr. Lever will also continue to serve as the Chief Financial Officer and Director.

(2)

On June 12, 2014, Gabe Rosu ceased to serve as the Company’s Chief Technology Officer.

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal year ended March 31, 2014.

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

Compensation Agreements

Subsequent to the end of the fiscal year ended March 31, 2014, the Company entered into an into an Employment Agreement with Dr. Celluci for an unfixed term, pursuant to which the Company agreed to employ Dr. Celluci as the Chief Executive Officer.  Pursuant to the terms of the Employment Agreement, as consideration for Dr. Celluci’s services as the Chief Executive Officer, Dr. Celluci was granted up to a total of up to eighteen million nine hundred and sixty five thousand and four hundred and eight (18,965,408) shares of common stock in the Company, which shares shall be issued as follows: (i) nine million four hundred and eighty two thousand and seven hundred and four (9,482,704) shares of common stock pursuant to the terms and conditions of a Restricted Shares Agreement attached to the Employment Agreement which were filed as Exhibit A to Form 8-K filed on June 17, 2014; and (ii) nine million four hundred and eighty two thousand and seven hundred and four (9,482,704) of common stock pursuant to a restricted shares agreement once the Company either (a) amends its existing Stock Compensation Program (the “Program”) to increase the number of maximum authorized shares which may be issued under the Program, or (b) adopts a new stock compensation program. Additionally Dr. Celluci may be awarded an annual discretionary performance bonus for his services rendered as the Chief Executive Officer; the amount of the performance bonus is at the discretion of the Registrant’s Board of Directors.  Dr. Celluci’s Employment is At-Will and may be terminated at any time by the Company or Dr. Celluci.

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended March 31, 2014.

Change in
	Fees				Pension
	Earned			Non-Equity	Value and
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#)	($)	($)	($)

Brad Lever	$nil	--	--	--	--	--	$nil
Curt Weldon	$nil	--	--	--	--	--	$nil

Jay Cohen	$nil	--	--	--	--	--	$nil

Erik Mettala	$nil	--	--	--	--	--	$nil

Thmas Trkla	$nil	--	--	--	--	--	$nil

Matthew Johnson (1)	$nil	$9,000 (1)	--	--	--	--	$9,000

Thomas A. Cellucci	$nil	$6,375 (2)	--	--	--	--	$6,375

(1)

As disclosed on Form 8-K filed with the Securities and Exchange Commission on September 27, 2012, on September 14, 2012 the Board of Directors of Ecrypt Technologies, Inc, appointed Matthew Johnson to serve as a director of the the Company.   In conjunction with the Company’s appointment of Mr. Johnson, the Company entered into a Director Agreement and a Restricted Shares Agreement which is Exhibit A to the Director Agreement, pursuant to which the Company granted Mr. Johnson 150,000 shares of restricted common stock of the Registrant. The foregoing description of the Director Agreement and Restricted Shares Agreement is qualified in its entirety by reference to the Director Agreement and Restricted Shares Agreement attached as Exhibit 10.8 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2012.  As disclosed on Form 8-K fled on March 18, 2014, Matt Johnson resigned as Director of the Company.

(2)

As disclosed on Form 8-K filed with the Secuities and Exchange Commision on April 1, 2014, on March 27, 2014 the Board of Directors of Ecrypt Technologies, Inc. appointed Thomas A. Cellucci to serve as a director of the Company.  In conjunction with the Company’s appointment of Dr. Cellucci, the Company entered into a Director Agreement and a Restricted Shares Agreement which is Exhibit A to the Director Agreement, pursuant to which the Comnpany granted Dr. Cellucci 150,000 shares of restricted common stock of the Registrant.  The foregoing description of the Director Agreement and Restricted Shares Agreement is qualified in its entirety by reference to the Director Agreement and Restricted Shares Agreement which are attached hereto as Exhibit 10.15 and 10.16 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2014.

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

The following table sets forth, as of July 7, 2014, the number of securities approved and available for future issuances under the Company’s Stock Compensation Program.

	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted average exercise price of outstanding options, warrants	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column)
Plan category			(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	13,500,000	$0.30	2,042,296

Equity compensation plans not approved by security holders	0	0	0

Total	13,500,000	0	2,042,296

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of July 7, 2014, the ownership of each person known by the Company to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class
Common	Brad Lever(1) 2129-4951 Netarts Hwy W Tillamook, OR 97141	32,000,000	25.321%
Common	Global Capital Partners, LLC PO Box 6560 Pahrump, NV 89041	39,815,455(1)	26.52%
Common	Kasia Zukowska 2129 - 4951 Netarts Hwy W Tillamook, OR 97141	9,600,000	7.596%
Common	Micro-Tech Industries 44 Granville Park London, SE13 7DX	8,395,000 (2)	6.22%

Common	Whonon Trading S A PO Box 5180 Leamington Spa, CV31 9HE	17,830,000 (3)	12.36%

(1)

Includes 23,775,000 shares of common stock which may be acquired upon conversion of 2,377,500 shares of Series A Convertible Preferred Stock owned by Global Capital Partners, LLC.

(2)

Includes 8,395,000 shares of common stock which may be acquired upon conversion of 839,500 shares of Series A Convertible Preferred Stock owned by of Micro-Tech Industries.

(3)

Includes 17,830,000 shares of common stock which may be acquired upon conversion of 1,783,000 shares of Series A Convertible Preferred Stock owned by of Whonon Trading S A.

Security Ownership of Management

The following table sets forth, as of July 7, 2014, the ownership of each executive officer and director of the Company, and of all executive officers and directors of the Registrant as a group. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Company except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class
Common	Brad Lever(1) 2129-4951 Netarts Hwy W Tillamook, OR 97141	32,000,000	25.321%
Common	Curt Weldon(1) 2129-4951 Netarts Hwy W Tillamook, OR 97141	1,000,000(2)	0.791%
Common	Jay Cohen(1) 2129-4951 Netarts Hwy W Tillamook, OR 97141	150,000(3)	0.119%
Common	Erik Mettala(1) 2129-4951 Netarts Hwy W Tillamook, OR 97141	150,000(4)	0.119%
Common	Thomas N. Trkla(1) 2129-4951 Netarts Hwy W Tillamook, OR 97141	300,000(5)	0.237%
Common	Thomas A. Cellucci 2129-4951 Netarts Hwy W Tillamook, OR 97141	1,222,838(6)(7)	0.968%
Common	All Directors and Officers as a Group (6 in total)	34,822,838	27.554%

(1)

Officer or Director of the Company

(2)

On February 9, 2011, the Curt Weldon was granted 1,000,000 restricted stock shares for Director Compensation.

(3)

On February 15, 2011, Jay Cohen was granted 150,000 restricted stock shares for Director Compensation.

(4)

On July 8, 2011, Erik Mettala was granted 150,000 restricted stock shares for Director Compensation.

(5)

On February 15, 2012, Thomas N. Trkla was granted the option to purchase up to 300,000 shares of restricted common stock of the Company for Director Compensation, at the exercise price of $0.30 per Share.

(6)

On March 27, 2014, Thomas A. Cellucci was granted 150,000 restricted stock shares for Director Compensation, of which 37,500 were vested upon grant and 112,500 will vest in three, four month installments, beginning on July 27, 2014, four months after the date of grant, and ending March 27, 2015.

(7)

On June 16, 2014, Thomas A. Cellucci was granted 9,482,704 restricted stock shares for Chief Executive Officer Compensation, of which 1,185,338 were vested upon grant and 8,297,366 will vest in seven, four month installments, beginning on October 16, 2014, four months ater the date of grant, and ending October 16, 2016.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

On June 27, 2013, the Company issued a $5,500 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on June 27, 2015.

The Company issued on January 11, 2012 a $38,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on January 11, 2014.  On February 5, 2014 the Company secured a note payable extension through May 31, 2014.  On June 26, 2014, the Company secured a note payable extension through November 30, 2014 with no change in original terms of the agreement.

The Company issued on December 6, 2011 a $20,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on December 6, 2013.  On February 5, 2014 the Company secured a note payable extension through May 31, 2014. On June 26, 2014, the Company secured a note payable extension through November 30, 2014 with no change in original terms of the agreement.

The Company issued on October 19, 2011 a $25,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on October 19, 2013.  On October 17, 2013, the Company secured a note payable extension through January 31, 2014.  On February 5, 2014 the Company secured a note payable extension through May 31, 2014. On June 26, 2014, the Company secured a note payable extension through November 30, 2014 with no change in original terms of the agreement.

The Company issued on September 30, 2011 a $20,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on September 30, 2013.   On October 17, 2013the Company secured a note payable extension through January 31, 2014.  On February 5, 2014 the Company secured a note payable extension through May 31, 2014. On June 26, 2014, the Company secured a note payable extension through November 30, 2014 with no change in original terms of the agreement.

The Company issued on September 2, 2011 a $20,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on September 2, 2013. On October 17, 2013, the Company secured a note payable extension through January 31, 2014. On February 5, 2014 the Company secured a note payable extension through May 31, 2014. On June 26, 2014, the Company secured a note payable extension through November 30, 2014 with no change in original terms of the agreement.

The Company issued on August 5, 2011 a $24,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on August 5, 2013.  On October 17, 2013, the Company secured a note payable extension through January 31, 2014. On February 5, 2014 the Company secured a note payable extension through May 31, 2014. On June 26, 2014, the Company secured a note payable extension through November 30, 2014 with no change in original terms of the agreement.

The Company issued on July 7, 2011 a $40,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on July 7, 2013.  On July 17, 2013, the note was extended to mature in fifty-five (55) days on August 31, 2013.  On October 17, 2013, the Company secured a note payable extension through January 31, 2014.  On February 5, 2014 the Company secured a note payable extension through May 31, 2014. On June 26, 2014, the Company secured a note payable extension through November 30, 2014 with no change in original terms of the agreement.

The Company issued on May 9, 2011 a $36,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on May 9, 2013.  On July 17, 2013 the note was extended to mature in one hundred and fourteen (114) days on August 31, 2013.  On October 17, 2013, the Company secured a note payable extension through January 31, 2014.  On February 5, 2014 the Company secured a note payable extension through May 31, 2014. On June 26, 2014, the Company secured a note payable extension through November 30, 2014 with no change in original terms of the agreement.

The Company issued on April 29, 2011 a $15,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on April 29, 2013.  On April 29, 2013, the Company secured a one year note payable extension through April 29, 2014. On June 26, 2014, the Company secured a note payable extension through November 30, 2014 with no change in original terms of the agreement.

The Company acquired a $100,000 advance during the month of January 2011 from shareholder.  The advance was unsecured, non-interest bearing and due in six months. On June 24, 2011 the loan was modified to bear interest at 10%, compounded annually, and extended to mature in two years on June 24, 2013.  On July 17, 2013, the note was extended to mature on August 31, 2013.  On October 17, 2013, the Company secured a note payable extension through January 31, 2014.  On February 5, 2014 the Company secured a note payable extension through May 31, 2014. On June 26, 2014, the Company secured a note payable extension through November 30, 2014 with no change in original terms of the agreement.

The Company issued on May 18, 2010 a $215,000 unsecured note payable to a shareholder.  The note bears interest at 10%, compounded annually, matures in two years on May 18, 2012.  On July 17, 2013, the note was extended to mature on August 31, 2013.  On October 17, 2013, the Company secured a note payable extension through January 31, 2014.  On February 5, 2014 the Company secured a note payable extension through May 31, 2014. On June 26, 2014, the Company secured a note payable extension through November 30, 2014 with no change in original terms of the agreement.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

(1)

The aggregate fees billed by De Joya Griffith & Company, LLC, for audit of the Company's annual and interim financial statements were $22,950 for the fiscal year ended March 31, 2014, and $20,000 for the fiscal year ended March 31, 2013.

Audit Related Fees

(2)

De Joya Griffith & Company, LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2014 and 2013.

Tax Fees

(3)

The aggregate fees billed by De Joya Griffith & Company, LLC for tax compliance, advice and planning were $0.00 for the fiscal year ended March 31, 2014 and 2013.

All Other Fees

 (4)

De Joya Griffith & Company, LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2014 and 2013.

Audit Committee’s Pre-approval Policies and Procedures

(5)

The Company does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for Fiscal Years Ended March 31, 2014 and 2013.

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

10.3

Director Agreement and Restricted Shares Agreement dated February 15, 2011 by and between Ecrypt Technologies, Inc. and Jay Cohen, filed as Exhibit 10.8 to Form 8-K filed with the Securities and Exchange Commission on Februay 15, 2011.

10.4	Ecrypt Technologies, Inc. Stock Compensation Program, filed as Exhibit 10.9 to Form 8-K filed with the Securities and Exchange Commission on April 20, 2011.

10.5	Director Agreement and Nonqualified Stock Option Agreement dated February 16, 2012 by and between Ecrypt Technologies, Inc. and Thomas Trkla.
10.6	Director Agreement and Restricted Shares Agreement dated September 25, 2012 by and between Ecrypt Technologies, Inc. and Matthew Johnson.
10.7	Director Agreement and Restricted Shares Agreement dated March 27, 2014, by and between Ecrypt Technologies, Inc. and Thomas A. Cellucci.
10.8	Employment Agreement and Restricted Shares Agreement dated June 16, 2014, by and between Ecrypt Technologies, Inc. and Thomas A. Cellucci.
14.1	Code of Ethics filed as Exhibit 14.1 to Form 10-K filed with the Securities and Exchange Commission on July 13, 2010.
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	SCH XBRL Schema Document.*
101	INS XBRL Instance Document.*
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.*
101	LAB XBRL Taxonomy Extension Label Linkbase Document.*
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document.*
101	DEF XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed Herewith

ECRYPT TECHNOLOGIES, INC.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /S/ Thomas Cellucci

Thomas Cellucci, Chief Executive Officer

Dated: July 14, 2014

By:  /S/ Brad Lever

Brad Lever, Chief Operations Officer, Chief Financial Officer, Director

Date: July 14, 2014

By:  /S/ Curt Weldon

Curt Weldon, Chairman

Date: July 14, 2014

By:  /S/ Jay Cohen

Jay Cohen, Director

Date: July 14, 2014

By:  /S/ Erik Mettala

Erik Mettala, Director

Date: July 14, 2014

By:  /S/ Tom Trkla

Tom Trkla, Director

Date: July 14, 2014