Form 10-Q
period 2014-06-30
eCrypt Technologies, Inc.
filed 2014-08-20
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 18, 2014, the Company had 128,238,890 shares issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Ecrypt Technologies, Inc. (the "Company" or “Ecrypt”), a Colorado corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended March 31, 2014, and all amendments thereto.

ECRYPT TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

JUNE 30, 2014

Ecrypt Technologies, Inc.
BALANCE SHEETS (Unaudited)

	June 30	March 31,
	2014	2014

ASSETS

CURRENT ASSETS
Cash	$ 29,408	$ 15,504
TOTAL CURRENT ASSETS	29,408	15,504

Property and equipment, net	6,892	7,826

TOTAL ASSETS	$ 36,300	$ 23,330

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 47,976	$ 26,180
Accounts payable-related party	-	13,200
Accrued interest on loan	99,933	85,816
Accrued interest on loan-related party	211,282	193,764
Notes payable-related party	553,000	553,000
Notes payable	744,854	659,854
TOTAL CURRENT LIABILITIES	1,657,045	1,531,814

LONG TERM LIABILITIES
Notes payable	100,000	100,000
Notes payable-related party	5,500	5,500
Accrued interest on loan	11,318	8,913
Accrued interest on loan-related party	555	417
TOTAL LONG TERM LIABILITIES	117,373	114,830

TOTAL LIABILITIES	1,774,418	1,646,642

STOCKHOLDERS' DEFICIT
Preferred stock (10,000,000 Shares Authorized; Par Value $.0001
5,000,000 and 0 shares issued and outstanding as at June 30, 2014 and March 31, 2014)	500	500
Common stock (500,000,000 Shares Authorized; No Par Value;
126,436,052 and 135,979,802 shares issued and outstanding as at June 30, 2014 and March 31, 2014)	1,037,973	1,029,161
Additional paid in capital	6,429,500	6,429,500
Stock subscription payable	150,417	8,812
Accumulated deficit	(9,356,508)	(9,091,287)
TOTAL STOCKHOLDERS' DEFICIT	(1,738,119)	(1,623,314)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 36,300	$ 23,328

The accompanying notes are an integral part of these financial statements.

Ecrypt Technologies, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,	For the three months ended June 30,
	2014	2013

REVENUES
Sales	$ -	$ 1,213

OPERATING EXPENSES
Amortization and depreciation	935	1,021
Advertisement and promotion	4,577	5,111

General and administrative	196,317	123,526
Professional fees	29,215	26,008
TOTAL OPERATING EXPENSES	231,044	155,666

OPERATING LOSS	(231,044)	(154,453)

OTHER EXPENSES
Interest expense	(16,519)	(11,671)
Interest expense related party	(17,658)	(16,543)
TOTAL OTHER EXPENSES	(34,177)	(28,214)

NET LOSS	$ (265,221)	$ (182,667)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	134,109,802	135,923,552

Loss per share
Basic	(0.00)	(0.00)

The accompanying notes are an integral part of these financial statements.

Ecrypt Technologies, Inc.
STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

					Additional	Stock/		Total
	Preferred Stock		Common Stock		Paid	Subscriptions	Accumulated	Stockholders'
	Number	Amount	Number	Amount	in Capital	Payable	Deficit	Deficit

Balance March 31, 2014	5,000,000	$500	135,979,802	$1,029,161	$6,429,500	$8,812	$(9,091,287)	$ (1,623,314)

Shares issued for compensation	-	-	56,250	8,812	-	(8,812)	-	-
Stock payable	-	-	-	-	-	150,417	-	150,417
Cancellation of shares	-	-	(9,600,000)	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	(265,221)	(265,221)

Balance June 30, 2014	5,000,000	$ 500	126,436,052	$ 1,037,973	$ 6,429,500	$ 150,417	$ (9,356,508)	$ (1,738,119)

The accompanying notes are an integral part of these financial statements.

Ecrypt Technologies, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended June 30,	For the three months ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (265,221)	$ (182,667)
Adjustments for non-cash items:
Amortization and depreciation	935	1,021
Stock issued for compensation	150,417	4,500
Interest on loan	16,521	11,672
Interest on loan-related party	17,656	16,543
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	21,796	39,289
Accounts payable-related party	(13,200)	8,700
NET CASH USED IN OPERATING ACTIVITIES	(71,096)	(100,942)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan	85,000	100,000
Proceeds from loan-related party	-	5,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	85,000	105,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,904	4,558

CASH AND CASH EQUIVALENTS
Beginning of period	15,504	10,863

End of period	$ 29,408	$ 15,421

Supplemental disclosures of cash flow information:
Common stock issued to satisfy common stock payable	$ 8,812	$ 14,625

The accompanying notes are an integral part of these financial statements.

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

1.

Nature of Operations

Ecrypt Technologies Inc. a Colorado corporation (“the Company”), was incorporated on April 19, 2007.  The Company’s business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, hardware and services.  Products include software, hardware and services, and span a diverse variety of industries including, but not limited to, email security, user authentication, robotics, and cyber breach protection.

2.

Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”).

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2014, and the results of operations and cash flows presented herein have been included in the financial statements. The financial statements should be read in conjunction with the Form 10-K for the year ended March 31, 2014, filed with the SEC on July 14, 2014.

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

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception (April 19, 2007) up to June 30, 2014 of $9,356,508 which raises substantial doubt about its ability to continue as a going concern.

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

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

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

4.

Stockholders’ Deficit

a)

Authorized:

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

500,000,000 Common shares with no par value; 126,436,052 Common shares issued and outstanding;

10,000,000 Preferred shares with $0.0001 par value; 5,000,000 Preferred shares issued and outstanding:

During the period ended June 30, 2014, the Company effected the following stock transactions:

On February 18, 2014, the Company issued 18,750 shares of common stock for compensation for a value of $2,437.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.13 per share.  The compensation agreement calls for a total of 75,000 shares to be issued during a 12 month period. These shares were recorded as stock payable as of March 31, 2014. These shares were issued out of stock payable on April 11, 2014.

On March 27, 2014, the Company issued 37,500 shares of common stock for director compensation for a value of $6,375.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.17 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period. These shares were recorded as stock payable as of March 31, 2014. These shares were issued out of stock payable on April 11, 2014

On June 12, 2014 the Company entered into an agreement with Gabriel Rosu for the surrender and cancellation of 9,600,000 restricted shares of common stock issued to Gabriel Rosu. The Company did not receive any consideration for the cancellation.

On June 16, 2014 the Company issued 1,185,338 shares of common stock for officer compensation for a value of $148,167.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.125 per share.  The compensation agreement calls for a total of 9,482,704 shares to be issued during a 28 month period.  The shares were recorded as stock payable as of June 30, 2014.

On June 18, 2014, the Company issued 18,750 shares of common stock for compensation for a value of $2,250.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.12 per share.  The compensation agreement calls for a total of 75,000 shares to be issued during a 12 month period. These shares were recorded as stock payable as of June 30, 2014.

5.

Stock options

On February 16, 2012 the company granted a non-qualified stock option to its newly appointed director, Thomas Trkla as compensation for his services. The director is entitled to purchase a total of three hundred thousand (300,000) shares of restricted common stock for a price equal to $0.30 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12 month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the “Vesting Period”). As of June 30, 2014, the director has not exercised any rights. The total fair value of these options at the date of grant was estimated to be $180,000 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

1.99%, a dividend yield of 0% and expected volatility of 419%. Out of this $180,000 was recorded as stock based compensation expense through June 30, 2014 based on three hundred thousand (300,000) options vested.

	Number of Options	Weighted-Average Exercise Price per share	Weighted- Average Remaining Life (Years)
Outstanding at as at 06.30.2013	300,000	$ 0.30	9.88
Granted	-	$ -	-
Exercised	-	$ NA	NA
Cancelled	-	$ NA	NA
Outstanding as at 06.30.2014	300,000	$ 0.30	8.88
Exercisable at 06.30.2014	300,000	$ 0.30

6.

Loan-Related Party

As of June 30, 2014 and March 31, 2014, the balance of loans due to a related party was $558,500 and $558,500, respectively.

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

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

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

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

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

Interest expense for the three months ended June 30, 2014, and 2013, was $17,658 and $16,543, respectively.

7.

Note Payable

As of June 30, 2014 and March 31, 2014, the balance of loans due to third parties was $844,854 and $759,854 respectively.

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

The Company issued on April 23, 2014 a $40,000 unsecured note payable to a third party.  The note bears interest at 10% compounded annually and matures on November 30, 2014.

The Company issued on June 16, 2014 a $45,000 unsecured note payable to a third party.  The note bears interest at 10% compounded annually and matures on February 5, 2015.

Interest expense for the three months ended June 30, 2014, and 2013, was $16,519 and $11,671, respectively.

8.

Subsequent Events

On June 16, 2014 the Company issued 1,185,338 shares of common stock for officer compensation for a value of $148,167.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.125 per share.  The compensation agreement calls for a total of 9,482,704 shares to be issued during a 28 month period.  The shares were recorded as stock payable as of June 30, 2014.  The shares where subsequently issued out of stock payable on August 13, 2014.

On July 7, 2014, the Company entered into a private placement subscription agreement that offers a total of 100,000 units for a value of $10,000, or $0.10 per unit.  Each unit consists of one (1) share of the Company’s common stock, and one-half (1/2) common stock purchase Warrant.  One full warrant entitles the holder to purchase one (1) share of the Corporation’s common stock at a price of $0.15 per share at any time within a 12 month period from the date of closing.

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

On July 7, 2014, the Company entered into a private placement subscription agreement that offers a total of 105,000 units for a value of $10,500, or $0.10 per unit.  Each unit consists of one (1) share of the Company’s common stock, and one-half (1/2) common stock purchase Warrant.  One full warrant entitles the holder to purchase one (1) share of the Corporation’s common stock at a price of $0.15 per share at any time within a 12 month period from the date of closing.

On July 7, 2014, the Company entered into a private placement subscription agreement that offers a total of 200,000 units for a value of $20,000, or $0.10 per unit.  Each unit consists of one (1) share of the Company’s common stock, and one-half (1/2) common stock purchase Warrant.  One full warrant entitles the holder to purchase one (1) share of the Corporation’s common stock at a price of $0.15 per share at any time within a 12 month period from the date of closing.

On July 9, 2014, the Company entered into a private placement subscription agreement that offers a total of 125,000 units for a value of $12,500, or $0.10 per unit.  Each unit consists of one (1) share of the Company’s common stock, and one-half (1/2) common stock purchase Warrant.  One full warrant entitles the holder to purchase one (1) share of the Corporation’s common stock at a price of $0.15 per share at any time within a 12 month period from the date of closing.

On July 10, 2014, the Company entered into a private placement subscription agreement that offers a total of 50,000 units for a value of $5,000, or $0.10 per unit.  Each unit consists of one (1) share of the Company’s common stock, and one-half (1/2) common stock purchase Warrant.  One full warrant entitles the holder to purchase one (1) share of the Corporation’s common stock at a price of $0.15 per share at any time within a 12 month period from the date of closing.

On July 27, 2014, the Company issued 37,500 shares of common stock for director compensation for a value of $6,000.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.16 per share.  The compensation agreement calls for a total of 150,000 shares to be issued during a 12 month period.

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

Currently, the Company’s primary business operations are focused on establishing a strategic marketing program of allied products and services of which the Company is designated as the exclusive, or non-exclusive, marketing and distribution agent within the USA and abroad.

Additionally, the Company has developed and plans to sell an enterprise-level secure email software appliance named Ecrypt One. Ecrypt One is an email server with integrated security technology.  It was designed to protect email and attachments in transit and at rest.  It incorporates multiple security technologies and techniques, such as encryption, role based access controls, server rules that enforce security, and multi-factor authentication.  It was designed to assist organizations and governments to meet and maintain compliance with information security regulations such as HIPAA.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operations for Ecrypt Technologies, Inc. for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013.

Revenue

During the three months ended June 30, 2014, the Company had revenues of $0 as compared to revenues of $1,213 during the three months ended June 30, 2013, a decrease of $1,213, or approximately 100%. The decrease in revenue experienced by the Company was primarily attributable to the fact that the Company discontinued sales of One on One and Ecrypt Me on June 30, 2013.

Operating Expenses

During the three months ended June 30, 2014 the Company had operating expenses of $231,044 as compared to operating expenses of $155,666 during the three months ended June 30, 2013, an increase of $75,378 or approximately 48.423%. The increase in operating expenses experienced by the Company was primarily attributable to an increase in amortization and depreciation expenses, an increase in general and administrative expenses, and an increase in professional fees.

Net Loss

The Company had a net loss of $(265,221) for the three months ended June 30, 2014, as compared to a net loss of $(182,667) for the three months ended June 30, 2013, a change of $82,554 or approximately 45.194%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating expenses, and an increase in interest expense during the three months ended June 30, 2014.

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

The following discussion outlines the state of our liquidity and capital resources as of June 30, 2014:

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of June 30, 2014, we have total current assets of $29,408 as compared to total current assets of $15,504 at March 31, 2014, an increase of $13,904, or approximately 89.68%; and ii) as of June 30, 2014, we have total assets of $36,300, compared to total assets of $23,330 as of March 31, 2014, an increase of $12,970, or approximately 55.594%.  The increase in the Company’s total current assets and total assets from June 30, 2014 to March 31, 2014 was primarily attributable to the fact that the Company obtained more cash via loans from third parties during the period ended June 30, 2014.

Cash: As of June 30, 2014, our unaudited balance sheet reflects that we have cash of $29,408 as compared to $15,504 at March 31, 2014, an increase of $13,904, or approximately 89.68%.  The increase in the Company’s cash from March 31, 2014 to June 30, 2014 to was primarily attributable to the fact that the Company obtained more cash via loans from third parties during the period ended June 30, 2014.

Total Current Liabilities

Our unaudited balance sheet reflects that: i) as of June 30, 2014, we have total current liabilities of $1,657,045 as compared to total current liabilities of $1,531,814 at March 31, 2014, an increase of $125,231 or approximately 8.18%; and ii) as of June 30, 2014, we have total liabilities of $1,774,418 as compared to total liabilities of $1,646,644 at March 31, 2014, an increase of $127,774 or approximately 7.76%.  The increase in the Company’s total current liabilities and total liabilities from June 30, 2014 to March 31, 2014 was primarily attributable to the fact that the Company received loans from a third party, realized an increase in the accrued interest on loans payable to related and third parties, and realized an increase in accounts payable and accrued liabilities.

Cash Flow for the Company for the Three Month Period Ended June 30, 2014 as Compared to the Three Month Period Ended June 30, 2013

Operating Activities During the three month period ended June 30, 2014, the net cash used by the Company in operating activities was $(71,096) as compared to net cash used in operating activities of $(100,942) during the three month period ended June 30, 2013, a change of $29,846 or approximately 29.57%.  The decrease in our net cash used in operating activities was primarily attributable to net loss adjusted by a decrease in amortization and depreciation, a decrease in accounts payable and accrued liabilities, and a decrease in accounts payable due to a related party.

Financing Activities During the three month period ended June 30, 2014, the net cash provided by financing activities was $85,000 as compared to net cash provided by financing activities of $105,500 during the three month period ended June 30, 2013, a decrease of $20,500, or approximately 19.431%. The change in net cash provided by financing activities was primarily attributable to the fact that the Company received less cash via loans from third and related parties.

Investing Activities During the three month period ended June 30, 2014, and the three month period ended June 30, 2013, the net cash used in investing activities was $nil.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Subsequent Events

Subsequent to the three months ended June 30, 2014, the Company sold a total of 580,000 units for a total of $58,000, or $0.10 per unit.  Each unit consists of one (1) share of the Company’s common stock, and one-half (1/2) common stock purchase Warrant.  One full warrant entitles the holder to purchase one (1) share of the Corporation’s common stock at a price of $0.15 per share at any time within a 12 month period from the date of closing.  The securities were sold to a total of five (5) different purchasers as part of a private placement offering being conducted by the Company.  The sales of securities were made in reliance upon exemptions for registration provided by Regulation S under the Securities Act of 1933.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.  Based on that evaluation, our management has concluded that, as of June 30, 2014, the Company's internal control over financial reporting contained a material weakness due to a failure by the Company to properly value a stock transaction issued by the Company, and as a result of such material weakness, our internal controls over financial reporting were not effective as of June 30, 2014.  To remediate the weakness in our internal controls over financial reporting, we intend to: i) reconcile stock issuance transactions against the agreements underlying such stock issuance transactions to ensure that equity issuances are properly accounted for; and ii) implement a review board to review the stock issuance transactions to ensure that they are properly valued and accounted for.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2014, that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 18, 2013, the Company entered into an Advisory Board Agreement with Ian Treleaven. Pursuant to the terms of the Advisory Board Agreement, as consideration for Mr. Treleaven’s services as

Advisor, Mr. Treleaven was granted a total of up to seventy five thousand (75,000) shares of common stock in the Registrant, which shares shall be issued as follows: (i) eighteen thousand seven hundred and fifty (18,750) shares of common stock pursuant to the terms and conditions of a Restricted Shares Agreement attached to the Advisory Board Agreement as Exhibit A.  As of June 30, 2014, the Registrant had issued a total of thirty seven thousand and five hundred (37,500) shares of restricted common stock to Mr. Treleaven.  For the above share issuances, the shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemptions from registration contained in Section 4(2) of the Securities Act.

As previously disclosed on Form 8-K filed on April 1, 2014, on March 27, 2014, the Registrant entered into a Director Agreement with Mr. Celluci.  Pursuant to the terms of the Director Agreement, as consideration for Mr. Celluci’s services as a Director, Mr. Celluci was granted a total of up to one hundred and fifty thousand (150,000) shares of common stock in the Registrant, which shares shall be issued pursuant to the terms and conditions of a Restricted Shares Agreement attached to the Director Agreement as Exhibit A.  As of June 30, 2014, the Registrant had issued a total of seventy five thousand (75,000) shares of restricted common stock to Mr. Celluci.  For the above share issuances, the shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemptions from registration contained in Section 4(2) of the Securities Act.

As previously disclosed on Form 8-K filed on June 18, 2014, in conjunction with the Registrant’s engagement of Mr. Thomas Celluci as the Chief Executive Officer of the Company, on June 16, 2014, the Registrant entered into an employment agreement (the “Employment Agreement”) with Mr. Celluci for an unfixed term, pursuant to which the Registrant agreed to employ Mr. Celluci as the Chief Executive Officer of the Registrant.  Pursuant to the terms of the Employment Agreement, as consideration for Mr. Celluci’s services as the Chief Executive Officer, Mr. Celluci was granted up to a total of up to eighteen million nine hundred and sixty five thousand and four hundred and eight (18,965,408) shares of common stock in the Registrant, which shares shall be issued as follows: (i) nine million four hundred and eighty two thousand and seven hundred and four (9,482,704) shares of common stock pursuant to the terms and conditions of a Restricted Shares Agreement attached to the Employment Agreement as Exhibit A; and (ii) nine million four hundred and eighty two thousand and seven hundred and four (9,482,704) of common stock pursuant to a restricted shares agreement once the Registrant either (a) amends its existing Stock Compensation Program (the “Program”) to increase the number of maximum authorized shares which may be issued under the Program, or (b) adopts a new stock compensation program.  As of June 30, 2014, the Registrant had recorded a total of one million one hundred and eighty five thousand and three hundred thirty eight (1,185,338) shares of restricted common stock payable to Mr. Celluci as stock payable.  For the above share issuances, the shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemptions from registration contained in Section 4(2) of the Securities Act.

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

ECRYPT TECHNOLOGIES, INC.

By:  /S/ Thomas A. Cellucci

Thomas A. Cellucci, Chief Executive Officer

August 19, 2014

By:  /S/ Brad Lever

Brad Lever, Chief Financial Officer

August 19, 2014