Form 10-Q
period 2014-09-30
eCrypt Technologies, Inc.
filed 2014-11-14
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 13, 2014, the Company had 128,538,890 shares issued and outstanding.

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

ECRYPT TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Ecrypt Technologies, Inc.
BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2014	2014

ASSETS

CURRENT ASSETS
Cash	$25,868	$15,504
TOTAL CURRENT ASSETS	25,868	15,504

Property and equipment, net	5,957	7,826

TOTAL ASSETS	$31,825	$23,330

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$87,560	$26,180
Accounts payable-related party	-	13,200
Accrued interest on loan	134,575	85,816
Accrued interest on loan-related party	230,544	193,764
Notes payable-related party	558,500	553,000
Notes payable	844,854	659,854
TOTAL CURRENT LIABILITIES	1,856,033	1,531,814

LONG TERM LIABILITIES
Notes payable	-	100,000
Notes payable-related party	-	5,500
Accrued interest on loan	-	8,913
Accrued interest on loan-related party	-	417
TOTAL LONG TERM LIABILITIES	-	114,830

TOTAL LIABILITIES	1,856,033	1,646,644

STOCKHOLDERS' DEFICIT
Preferred stock (10,000,000 Shares Authorized; Par Value $.0001
5,000,000 shares issued and outstanding as at September 30, 2014 and March 31, 2014)	500	500
Common stock (500,000,000 Shares Authorized; No Par Value;
128,238,890 and 135,979,802 shares issued and outstanding as at September 30, 2014 and March 31, 2014)	1,246,320	1,029,161
Additional paid in capital	6,429,500	6,429,500
Stock subscription payable	20,109	8,812
Accumulated deficit	(9,520,637)	(9,091,287)
TOTAL STOCKHOLDERS' DEFICIT	(1,824,208)	(1,623,314)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$31,825	$23,330

The accompanying notes are an integral part of these financial statements.

Ecrypt Technologies, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,	For the three months ended September 30,	For the six months ended September 30,	For the six months ended September 30,
	2014	2013	2014	2013

REVENUES
Sales	$-	$57	$-	$1,270

OPERATING EXPENSES
Amortization and depreciation	934	1,032	1,869	2,053
Advertisement and promotion	2,511	12,314	7,088	17,425
General and administrative	49,044	36,800	191,418	76,765
Professional services	50,638	47,735	104,581	131,296
Accounting and legal	18,970	18,539	48,185	44,547
TOTAL OPERATING EXPENSES	122,097	116,420	353,141	272,086

OPERATING LOSS	(122,097)	(116,363)	(353,141)	(270,816)

OTHER EXPENSES
Interest expense	(18,707)	(15,211)	(35,226)	(26,882)
Interest expense related party	(23,325)	(17,255)	(40,983)	(33,798)
TOTAL OTHER EXPENSES	(42,032)	(32,466)	(76,209)	(60,680)

NET LOSS	$(164,129)	$(148,829)	$(429,350)	$(331,496)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	127,326,911	135,923,552	130,657,891	135,873,962

Loss per share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Ecrypt Technologies, Inc.
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

					Additional	Stock/		Total
	Preferred Shares		Common Shares		Paid	Subscriptions	Accumulated	Stockholders'
	Number	Amount	Number	Amount	in Capital	Payable	Deficit	Deficit

Balance March 31, 2014	5,000,000	$500	135,979,802	$1,029,161	$6,429,500	$8,812	$(9,091,287)	$(1,623,314)

Shares issued for compensation	-	-	56,250	8,812	-	(8,812)	-	-
Stock payable	-	-	-	-	-	150,417	-	150,417
Cancellation of shares	-	-	(9,600,000)	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	(265,221)	(265,221)

Balance June 30, 2014	5,000,000	$500	126,436,052	$1,037,973	$6,429,500	$150,417	$(9,356,508)	$(1,738,118)

Shares issued for compensation			1,222,838	150,417		(130,308)		20,109
Shares issued for cash, net of fees			580,000	57,930				57,930
Net loss for the period	-	-	-	-	-	-	(164,129)	(164,129)

Balance September 30, 2014	5,000,000	$500	128,238,890	$1,246,320	$6,429,500	$20,109	$(9,520,637)	$(1,824,208)

The accompanying notes are an integral part of these financial statements.

Ecrypt Technologies, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended September 30,	For the six months ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(429,350)	$(331,496)
Adjustments for non-cash items:
Amortization and depreciation	1,869	2,053
Stock issued for compensation	170,526	11,625
Interest on loans	35,226	26,876
Interest on loans-related party	40,983	33,804
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	61,380	20,585
Accounts payable-related party	(13,200)	8,700
NET CASH USED IN OPERATING ACTIVITIES	(132,566)	(227,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	57,930	-
Proceeds from loans	85,000	280,000
Proceeds from loan-related party	-	5,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	142,930	285,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,364	57,647

CASH AND CASH EQUIVALENTS
Beginning of period	15,504	10,863

End of period	$25,868	$68,510

Supplemental disclosures of cash flow information:
Common stock issued to satisfy common stock payable	$159,229	$14,625

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2014, and the results of operations and cash flows presented herein have been included in the financial statements. The financial statements should be read in conjunction with the Form 10-K for the year ended March 31, 2014, filed with the SEC on July 14, 2014.

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

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception (April 19, 2007) up to September 30, 2014 of $9,520,637 which raises substantial doubt about its ability to continue as a going concern.

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

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

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

4.

Stockholders’ Deficit

a)

Authorized:

500,000,000 Common shares with no par value; 128,238,890 Common shares issued and outstanding;

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

10,000,000 Preferred shares with $0.0001 par value; 5,000,000 Preferred shares issued and outstanding:

During the period ended September 30, 2014, the Company effected the following stock transactions:

On September 26, 2014, the Company issued 171,875 shares of common stock for compensation for a value of $20,109.  The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.117 per share.  The compensation agreement calls for a total of 2,750,000 shares to be issued during a 21 month period. Pursuant to the Restricted Shares Agreement, the remaining shares will be issued as follows: 171,875 on the three, six, nine, twelve, fifteen, eighteen and twenty one month anniversaries of the grant date, respectively. The initial 171,875 shares were recorded as stock payable as of September 30, 2014.

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

During the three months ended September 30, 2014, the Company issued a total of 1,222,838 shares out of stock payable valued at $130,308.

5.

Stock options

On February 16, 2012 the Company granted a non-qualified stock option to its newly appointed director, Thomas Trkla as compensation for his services. The director is entitled to purchase a total of three

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

hundred thousand (300,000) shares of restricted common stock for a price equal to $0.30 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12 month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the “Vesting Period”). As of September 30, 2014, the director has not exercised any rights. The total fair value of these options at the date of grant was estimated to be $180,000 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 1.99%, a dividend yield of 0% and expected volatility of 419%. Out of this $180,000 was recorded as stock based compensation expense through September 30, 2014 based on three hundred thousand (300,000) options vested.

	Number of Options	Weighted-Average Exercise Price per share	Weighted- Average Remaining Life (Years)
Outstanding at as at 09.30.2013	300,000	$ 0.30	9.88
Granted	-	$ -	-
Exercised	-	$ NA	NA
Cancelled	-	$ NA	NA
Outstanding as at 09.30.2014	300,000	$ 0.30	8.88
Exercisable at 09.30.2014	300,000	$ 0.30

6.

Loan-Related Party

As of September 30, 2014 and March 31, 2014, the balance of loans due to a related party was $558,500 and $558,500, respectively.

Interest expense for the three months ended September 30, 2014, and 2013, was $23,325 and $17,255, respectively.  Interest expense for the six months ended September 30, 2014, and 2013, was $40,983 and $33,798, respectively.

7.

Note Payable

As of September 30, 2014 and March 31, 2014, the balance of loans due to third parties was $844,854 and $759,854, respectively.

The Company issued on September 27, 2012 a $49,980 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually and matured on September 27, 2014.  On November 13, 2014 the Company secured a note payable extension through January 1, 2015 with no change in original terms of the agreement.

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

The Company issued on October 5, 2012 a $49,980 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually and matured on October 5, 2014.  On November 13, 2014 the Company secured a note payable extension through January 1, 2015 with no change in original terms of the agreement.

The Company issued on July 12, 2013 a $50,000 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually and matured on July 12, 2014. On November 13, 2014 the Company secured a note payable extension through January 1, 2015 with no change in original terms of the agreement.

The Company issued on August 2, 2013 a $50,000 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually and matured on August 2, 2014. On November 13, 2014 the Company secured a note payable extension through January 1, 2015 with no change in original terms of the agreement.

The Company issued on September 12, 2013 a $30,000 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually and matured on September 12, 2014. On November 13, 2014 the Company secured a note payable extension through January 1, 2015 with no change in original terms of the agreement.

The Company issued on September 27, 2013 a $50,000 unsecured note payable to a third party.  The note bears interest at 10%, compounded annually and matured on September 27, 2014. On November 13, 2014 the Company secured a note payable extension through January 1, 2015 with no change in original terms of the agreement.

Interest expense for the three months ended September 30, 2014, and 2013, was $18,707 and $15,211, respectively.  Interest expense for the six months ended September 30, 2014, and 2013, was $35,226 and $26,882, respectively.

8.

Subsequent Events

On October 23, 2014, the Company entered into a private placement subscription agreement that offers a total of 250,000 units for a value of $25,000, or $0.10 per unit.  Each unit consists of one (1) share of the Company’s common stock, and one-half (1/2) common stock purchase Warrant.  One full warrant entitles the holder to purchase one (1) share of the Corporation’s common stock at a price of $0.15 per share at any time within a 12 month period from the date of closing.

On October 23, 2014, the Company entered into a private placement subscription agreement that offers a total of 50,000 units for a value of $5,000, or $0.10 per unit.  Each unit consists of one (1) share of the Company’s common stock, and one-half (1/2) common stock purchase Warrant.  One full warrant entitles the holder to purchase one (1) share of the Corporation’s common stock at a price of $0.15 per share at any time within a 12 month period from the date of closing.

On November 13, 2014 the Company secured an extension through January 1, 2015 with no change in original terms of the agreement for a $49,980 unsecured note payable issued on September 27, 2012 to a third party.

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

On November 13, 2014 the Company secured an extension through January 1, 2015 with no change in original terms of the agreement for a $49,980 unsecured note payable issued on October 5, to a third party.

On November 13, 2014 the Company secured an extension through January 1, 2015 with no change in original terms of the agreement for a $50,000 unsecured note payable issued on July 12, 2013 to a third party.

On November 13, 2014 the Company secured an extension through January 1, 2015 with no change in original terms of the agreement for a $50,000 unsecured note payable issued on August 2, 2013 to a third party.

On November 13, 2014 the Company secured an extension through January 1, 2015 with no change in original terms of the agreement for a $30,000 unsecured note payable issued on September 12, 2013 to a third party.

On November 13, 2014 the Company secured an extension through January 1, 2015 with no change in original terms of the agreement for a $50,000 unsecured note payable issued on September 27, 2013 to a third party.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended September 30, 2014, as compared to the three and six months ended September 30, 2013. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operations for Ecrypt Technologies, Inc. for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013.

Revenue

During the three months ended September 30, 2014, the Company had revenues of $0 as compared to revenues of $57 during the three months ended September 30, 2013, a decrease of $57, or 100%. The decrease in revenue experienced by the Company was primarily attributable to the fact that the Company discontinued sales of One on One and Ecrypt Me on June 30, 2013.

Operating Expenses

During the three months ended September 30, 2014, the Company had operating expenses of $122,097 as compared to operating expenses of $116,420 during the three months ended September 30, 2013, an increase of $5,677 or approximately 4.876%. The increase in operating expenses experienced by the Company was primarily attributable to an increase in general and administrative expenses and professional services expenses during the three months ended September 30, 2014.

Net Loss

The Company had a net loss of $(164,129) for the three months ended September 30, 2014, as compared to a net loss of $(148,829) for the three months ended September 30, 2013, a change of $15,300 or approximately 10.28%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating expenses, and an increase in interest expenses during the three months ended September 30, 2014.

Results of Operations for Ecrypt Technologies, Inc. for the Six Months Ended September 30, 2014 Compared to the Six Months Ended September 30, 2013.

Revenue

During the six months ended September 30, 2014, the Company had revenues of $0 as compared to revenues of $1,270 during the six months ended September 30, 2013, a decrease of $1,270, or 100%. The decrease in revenue experienced by the Company was primarily attributable to the fact that the Company discontinued sales of One on One and Ecrypt Me on June 30, 2013.

Operating Expenses

During the six months ended September 30, 2014, the Company had operating expenses of $353,141 as compared to operating expenses of $272,086 during the six months ended September 30, 2013, an increase of $81,055 or approximately 29.79%. The increase in operating expenses experienced by the Company was primarily attributable to an increase in general and administrative expenses, an increase in professional services expenses, and an increase in accounting and legal expenses during the six months ended September 30, 2014.

Net Loss

The Company had a net loss of $(429,350) for the six months ended September 30, 2014, as compared to a net loss of $(331,496) for the six months ended September 30, 2013, a change of $97,854 or approximately 29.519%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating expenses, and an increase in interest expense during the six months ended June 30, 2014.

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

During the three months ended September 30, 2014, the Company conducted a private placement offering pursuant to which it sold a total of 580,000 units for a total of $58,000, or $0.10 per unit.  Each unit consists of one (1) share of the Company’s common stock, and one-half (1/2) common stock purchase Warrant.  One full warrant entitles the holder to purchase one (1) share of the Corporation’s common stock at a price of $0.15 per share at any time within a 12 month period from the date of closing.  The securities were sold to a total of five (5) different purchasers as part of a private placement offering being conducted by the Company.  The proceeds raised in the offering will be used to fund the Company’s operating expenses.

During the next twelve months, we plan to seek to generate the necessary capital to fund our business operations and complete our desired business activity through sales of Ecrypt One and strategic marketing affiliate products and services.  If we are unable to generate the necessary capital through the sales of these products, we may conduct a private placement offering to seek to raise the necessary working capital to fund our business operations, or continue to rely on related party loans to fund our business operations.

The following discussion outlines the state of our liquidity and capital resources as of September 30, 2014:

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of September 30, 2014, we have total current assets of $25,868 as compared to total current assets of $15,504 at March 31, 2014, an increase of $10,364, or approximately 66.847%; and ii) as of September 30, 2014, we have total assets of $31,825, compared to total assets of $23,330 as of March 31, 2014, an increase of $8,495, or approximately 36.412%.  The increase in the Company’s total current assets and total assets from September 30, 2014 to March 31, 2014 was primarily attributable to the fact that the Company obtained more cash via stock subscriptions during the period ended September 30, 2014.

Cash: As of September 30, 2014, our unaudited balance sheet reflects that we have cash of $25,868 as compared to $15,504 at March 31, 2014, an increase of $10,364, or approximately 66.847%.  The increase in the Company’s cash from March 31, 2014 to September 30, 2014  was primarily attributable to the fact that the Company obtained more cash via stock subscriptions during the period ended September 30, 2014.

Total Current Liabilities

Our unaudited balance sheet reflects that: i) as of September 30, 2014, we have total current liabilities of $1,856,033 as compared to total current liabilities of $1,531,814 at March 31, 2014, an increase of $324,219 or approximately 21.166%; and ii) as of September 30, 2014, we have total liabilities of $1,856,033 as compared to total liabilities of $1,646,644 at March 31, 2014, an increase of $209,389 or approximately 12.716%.  The increase in the Company’s total current liabilities and total liabilities from March 31, 2014 to September 30, 2014 was primarily attributable to the fact that the Company realized an increase in the accrued interest on loans payable to related and third parties, and realized an increase in accounts payable and accrued liabilities.

Cash Flow for the Company for the Six Month Period Ended September 30, 2014 as Compared to the Six Month Period Ended September 30, 2013

Operating Activities During the six month period ended September 30, 2014, the net cash used by the Company in operating activities was $(132,566) as compared to net cash used in operating activities of $(227,853) during the six month period ended September 30, 2013, a change of $95,287 or approximately 41.82%.  The decrease in our net cash used in operating activities was primarily attributable to net loss adjusted by a decrease in amortization and depreciation, and a decrease in accounts payable due to a related party.

Financing Activities During the six month period ended September 30, 2014, the net cash provided by financing activities was $142,930 as compared to net cash provided by financing activities of $285,500 during the six month period ended September 30, 2013, a decrease of $142,570 or approximately 49.93%. The change in net cash provided by financing activities was primarily attributable to the fact that the Company received less cash via loans from third and related parties.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Subsequent Events

Subsequent to the three months ended September 30, 2014, the Company sold a total of 300,000 units for a total of $30,000, or $0.10 per unit.  Each unit consists of one (1) share of the Company’s common stock, and one-half (1/2) common stock purchase Warrant.  One full warrant entitles the holder to purchase one (1) share of the Corporation’s common stock at a price of $0.15 per share at any time within a 12 month period from the date of closing.  The securities were sold to a total of five (5) different purchasers as part of a private placement offering being conducted by the Company.  The sales of securities were made in reliance upon exemptions for registration provided by Regulation S under the Securities Act of 1933.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.  Based on that evaluation, our management has concluded that, as of September 30, 2014, the Company's internal control over financial reporting contained a material weakness due to a failure by the Company to properly value a stock transaction issued by the Company, and as a result of such material weakness, our internal controls over financial reporting were not effective as of September 30, 2014.  To remediate the weakness in our internal controls over financial reporting, we intend to: i) reconcile stock issuance transactions against the agreements underlying such stock issuance transactions to ensure that equity issuances are properly accounted for; and ii) implement a review board to review the stock issuance transactions to ensure that they are properly valued and accounted for.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2014, that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 18, 2013, the Company entered into an Advisory Board Agreement with Ian Treleaven. Pursuant to the terms of the Advisory Board Agreement, as consideration for Mr. Treleaven’s services as Advisor, Mr. Treleaven was granted a total of up to seventy five thousand (75,000) shares of common stock in the Registrant, which shares shall be issued as follows: (i) eighteen thousand seven hundred and fifty (18,750) shares of common stock pursuant to the terms and conditions of a Restricted Shares Agreement attached to the Advisory Board Agreement as Exhibit A.  As of September 30, 2014, the Registrant had issued a total of fifty six thousand two hundred and fifty (56,250) shares of restricted common stock to Mr. Treleaven.

As previously disclosed on Form 8-K filed on April 1, 2014, on March 27, 2014, the Registrant entered into a Director Agreement with Mr. Cellucci.  Pursuant to the terms of the Director Agreement, as consideration for Mr. Cellucci’s services as a Director, Mr. Cellucci was granted a total of up to one hundred and fifty thousand (150,000) shares of common stock in the Registrant, which shares shall be issued pursuant to the terms and conditions of a Restricted Shares Agreement attached to the Director Agreement as Exhibit A.  As of September 30, 2014, the Registrant had issued a total of seventy five thousand (75,000) shares of restricted common stock to Mr. Cellucci.

As previously disclosed on Form 8-K filed on June 18, 2014, in conjunction with the Registrant’s engagement of Mr. Thomas Cellucci as the Chief Executive Officer of the Company, on June 16, 2014,

the Registrant entered into an employment agreement (the “Employment Agreement”) with Mr. Cellucci for an unfixed term, pursuant to which the Registrant agreed to employ Mr. Cellucci as the Chief Executive Officer of the Registrant.  Pursuant to the terms of the Employment Agreement, as consideration for Mr. Cellucci’s services as the Chief Executive Officer, Mr. Cellucci was granted up to a total of up to eighteen million nine hundred and sixty five thousand and four hundred and eight (18,965,408) shares of common stock in the Registrant, which shares shall be issued as follows: (i) nine million four hundred and eighty two thousand and seven hundred and four (9,482,704) shares of common stock pursuant to the terms and conditions of a Restricted Shares Agreement attached to the Employment Agreement as Exhibit A; and (ii) nine million four hundred and eighty two thousand and seven hundred and four (9,482,704) of common stock pursuant to a restricted shares agreement once the Registrant either (a) amends its existing Stock Compensation Program (the “Program”) to increase the number of maximum authorized shares which may be issued under the Program, or (b) adopts a new stock compensation program.  As of September 30, 2014, the Registrant had issued a total of one million one hundred and eighty five thousand and three hundred thirty eight (1,185,338) shares of restricted common stock to Mr. Cellucci.

On September 26, 2014 the Registrant entered into an Employment Agreement (the “Employment Agreement”) with Urvashi Mehra for an unfixed term, pursuant to which the Registrant agreed to employ Ms. Mehra as VP of Global Healthcare Solutions of the Registrant.  Pursuant to the terms of the Employment Agreement, as consideration for Ms. Mehra’s services as VP of Global Healthcare Solutions, Ms. Mehra was granted up to a total of two million seven hundred and fifty thousand (2,750,000) shares of common stock in the Registrant, which shares shall be issued as follows: (i) one million three hundred and seventy five thousand (1,375,000) shares of common stock pursuant to the terms and conditions of the Restricted Shares Agreement attached to the Employment Agreement as Exhibit A; and (ii) one million three hundred and seventy five thousand (1,375,000) of common stock pursuant to a restricted shares agreement once the Company either (a) amends its existing Stock Compensation Program (the “Program”) to increase the number of maximum authorized shares which may be issued under the Program, or (b) adopts a new stock compensation program. As of September 30, 2014, the Registrant had recorded a total of one hundred seventy one thousand eight hundred and seventy five (171,875) shares of restricted common stock payable to Ms. Mehra as stock payable.

For the above share issuances, the shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemptions from registration contained in Section 4(2) of the Securities Act.

During the three months ended September 30, 2014, the Company sold a total of 580,000 units for a total of $58,000, or $0.10 per unit.  Each unit consists of one (1) share of the Company’s common stock, and one-half (1/2) common stock purchase Warrant.  One full warrant entitles the holder to purchase one (1) share of the Corporation’s common stock at a price of $0.15 per share at any time within a 12 month period from the date of closing.  The securities were sold to a total of five (5) different purchasers as part of a private placement offering being conducted by the Company.  The sales of securities were made in reliance upon exemptions for registration provided by Regulation S under the Securities Act of 1933.

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

November 14, 2014

By:  /S/ Brad Lever

Brad Lever, Chief Financial Officer

November 14, 2014