Form 10-Q
period 2014-12-31
eCrypt Technologies, Inc.
filed 2015-02-25
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-53489

eCrypt Technologies, Inc.
(Exact name of registrant as specified in its charter)

Colorado	32-0201472
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

4004 Sugarloaf Drive,
Austin, TX 78738

(Address of principal executive offices)

1.866.204.6703

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of February 24, 2015, the Company had 137,674,899 shares issued and outstanding.

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

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2014

ECRYPT TECHNOLOGIES, INC.
BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
	2014	2014
ASSETS

CURRENT ASSETS
Cash	$58,468	$15,504
TOTAL CURRENT ASSETS	58,468	15,504

Property and equipment, net	8,703	7,826

TOTAL ASSETS	$67,171	$23,330

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$136,948	$26,180
Accounts payable-related party	13,200	13,200
Accrued interest on loan	60,286	85,816
Accrued interest on loan-related party	249,252	193,764
Notes payable-related party	558,500	553,000
Notes payable	430,788	659,854
Convertible notes payable (net of unamortized discount of $775,708)	35,285	-
Derivative liabilities	894,334	-
TOTAL CURRENT LIABILITIES	2,378,593	1,531,814

LONG TERM LIABILITIES
Notes payable	-	100,000
Notes payable-related party	-	5,500
Accrued Interest on loan	-	8,913
Accrued Interest on loan-related party	-	417
TOTAL LONG TERM LIABILITIES	-	114,830

TOTAL LIABILITIES	2,378,593	1,646,644

STOCKHOLDERS' DEFICIT

Preferred stock (10,000,000 Shares Authorized; Par Value $.0001 5,000,000 and 5,000,000 shares issued and outstanding as at December 31, 2014 and March 31, 2014)	500	500
Common stock (500,000,000 Shares Authorized; No Par Value; 130,178,513 and 135,979,802 shares issued and outstanding as at December 31, 2014 and March 31, 2014)	1,471,162	1,029,161
Additional paid in capital	6,429,500	6,429,500
Stock subscription receivable	(300,000)	-
Stock subscription payable	62,031	8,812
Accumulated deficit	(9,974,615)	(9,091,287)
TOTAL STOCKHOLDERS' DEFICIT	(2,311,422)	(1,623,314)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$67,171	$23,330

The accompanying notes are an integral part of these financial statements.

ECRYPT TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended December 31,	For the three months ended December 31,	For the nine months ended December 31,	For the nine months ended December 31,
	2014	2013	2014	2013

REVENUES
Sales	$-	$-	$-	$1,270

OPERATING EXPENSES
Amortization and depreciation	935	1,023	2,804	3,076
Advertisement and promotion	4,129	1,976	11,218	19,401
General and administrative	41,891	38,350	75,645	246,411
Professional fees	246,052	20,478	556,480	65,025
TOTAL OPERATING EXPENSES	293,007	61,827	646,147	333,913

OPERATING LOSS	(293,007)	(61,827)	(646,147)	(332,643)

OTHER INCOME (EXPENSES)
Interest expense	(18,707)	(17,907)	(59,327)	(44,788)
Interest expense related party	(20,936)	(17,444)	(56,525)	(51,242)
Loss on derivative liabilities	(94,340)	-	(94,340)	-
Amortization of debt discount	(36,285)	-	(36,285)	-
Debt Forgiveness	9,297	-	9,297	-
TOTAL OTHER INCOME (EXPENSES)	(160,971)	(35,351)	(237,180)	(96,030)

NET LOSS	$(453,978)	$(97,178)	$(883,327)	$(428,673)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	126,968,654	135,953,511	130,424,607	135,900,575

Loss per share
Basic	(0.00)	(0.00)	(0.01)	(0.00)

The accompanying notes are an integral part of these financial statements.

ECRYPT TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended December 31,	For the nine months ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(883,327)	$(428,673)
Adjustments for non-cash items:
Amortization and depreciation	2,804	3,076
Stock issued for compensation	347,350	15,000
Interest on loans	60,781	44,783
Interest on loans-related party	55,071	51,248
Change in derivative value	94,340	-
Amortization of debt discount	36,285	-
Debt forgiveness	(9,297)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	110,767	12,092
Accounts payable-related party	-	8,700
NET CASH USED IN OPERATING ACTIVITIES	(185,226)	(293,774)

CASH FLOWS FROM INVESTING ACTIVITIES
Computer equipment	(3,680)	-
NET CASH USED IN INVESTING ACTIVITIES	(3,680)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance	146,870	-
Proceeds from loans	85,000	280,000
Proceeds from loan-related party	-	5,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	231,870	285,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,964	(8,274)

CASH AND CASH EQUIVALENTS
Beginning of year	15,504	10,863
End of year	$58,468	$2,589

Supplemental disclosures of cash flow information:
Common stock issued to satisfy common stock payable	$8,812	$14,625
Notes payable and accrued interest settled by issuing convertible notes	$(499,993)	$-
Convertible notes issued in settlement of notes payable	$499,993	$-
Conversion of note payable	$1,000	$-

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2014, and the results of operations and cash flows presented herein have been included in the financial statements. The financial statements should be read in conjunction with the Form 10-K for the year ended March 31, 2014, filed with the SEC on July 14, 2014.

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

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception (April 19, 2007) up to December 31, 2014 of $9,974,615 which raises substantial doubt about its ability to continue as a going concern.

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

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

4. Stockholders’ Deficit

a) Authorized:

500,000,000 Common shares with no par value; 130,178,513 Common shares issued and outstanding;

10,000,000 Preferred shares with $0.0001 par value; 5,000,000 Preferred shares issued and outstanding:

During the period ended December 31, 2014, the Company effected the following stock transactions:

On October 16, 2014, the Company issued 1,185,338 shares of common stock for officer compensation for a value of $148,167. The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.125 per share. The compensation agreement calls for a total of 9,482,704 shares to be issued during a 28-month period. As of December 31, 2014, a total of 2,370,676 were issued under this agreement.

On October 18, 2014, the Company issued 18,750 shares of common stock for compensation for a value of $2,625. The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.143 per share. The compensation agreement calls for a total of 75,000 shares to be issued during a twelve-month period. As of December 31, 2014, a total of 75,000 have been issued under this agreement.

On October 24, 2014, the Company issued 18,750 shares of common stock for compensation for a value of $2,250 out of stock payable. The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.12 per share. The compensation agreement calls for a total of 75,000 shares to be issued during a twelve-month period. As of December 31, 2014, a total of 75,000 shares have been issued under this agreement.

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

On November 27, 2014, the Company issued 37,500 shares of common stock for director compensation for a value of $7,125. The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.189. The compensation agreement calls for a total of 150,000 shares to be issued during a twelve month period. These shares were recorded as stock payable as of December 31, 2014. As of December 31, 2014, a total of 112,500 shares have been issued under this agreement.

On October 24, 2014, the Company issued 171,875 shares of common stock for compensation for a value of $20,625. The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.121 per share. The compensation agreement calls for a total of 2,750,000 shares to be issued during a 21 month period. Pursuant to the Restricted Shares Agreement, the remaining shares will be issued as follows: 171,875 on the six, nine, twelve, fifteen, eighteen and twenty one month anniversaries of the grant date, respectively. As of December 31, 2014, a total of 343,750 shares have vested under this agreement.

On December 25, 2014, the Company issued 171,875 shares of common stock for compensation for a value of $18,906. The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.11 per share. The compensation agreement calls for a total of 2,750,000 shares to be issued during a 21 month period. Pursuant to the Restricted Shares Agreement, the remaining shares will be issued as follows: 171,875 on the six, nine, twelve, fifteen, eighteen and twenty one month anniversaries of the grant date, respectively. The 171,875 shares were recorded as stock payable as of December 31, 2014. As of December 31, 2014, a total of 343,750 shares have vested under this agreement.

On December 30, 2014 the Company issued 14,910 shares of common stock for the conversion of $1,000 of a $250,000 convertible note payable. The discounted share price of $0.067067 is based on a conversion ratio of 67% of the lowest closing bid prices for 20 days prior to conversion. The fair market value of these shares was $1,506. As of December 31, 2014, the outstanding principal amount of the note was $249,000.

During the quarter ended December 31, 2014, the Company entered into a private placement subscription agreement that offers a total of 890,000 units for a value of $89,000, or $0.10 per unit. Each unit consists of one (1) share of the Company’s common stock, and one-half (1/2) common stock purchase Warrant. One full warrant entitles the holder to purchase one (1) share of the Corporation’s common stock at a price of $0.15 per share at any time within a 12 month period from the date of closing. As of December 31, 2014, 360,000 of these shares were recorded as stock payable.

During the three months ended December 31, 2014, the Company issued a total of 1,939,623 shares valued at $228,173.

5. Stock options

On February 16, 2012 the Company granted a non-qualified stock option to its newly appointed director, Thomas Trkla as compensation for his services. The director is entitled to purchase a total of three hundred thousand (300,000) shares of restricted common stock for a price equal to $0.30 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12 month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the “Vesting Period”). As of December 31, 2014, the director has not exercised any rights. The total fair value of these options at the date of grant was estimated to be $180,000 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 1.99%, a dividend yield of 0% and expected volatility of 419%. Out of this $180,000 was recorded as stock based compensation expense through December 31, 2014 based on three hundred thousand (300,000) options vested.

	Number of Options	Weighted-Average Exercise Price per share		Weighted- Average Remaining Life (Years)
Outstanding at as at 12/31/2013	300,000		$0.30	8.88
Granted	-		$-	-
Exercised	-	$	NA	NA
Cancelled	-	$	NA	NA
Outstanding as at 12/31/2014	300,000		$0.30	7.88
Exercisable at 12/31/2014	300,000		$0.30	-

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

6. Loan-Related Party

As of December 31, 2014 and March 31, 2014, the balance of loans due to a related party was $558,500 and $553,000, respectively.

The Company issued on May 18, 2010 a $215,000 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually and matured on November 30, 2014. On February 16, 2015 the Company secured a note payable extension through April 1, 2015 with no change in original terms of the agreement.

The Company issued on April 29, 2011 a $15,000 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually and matured on November 30, 2014. On February 16, 2015 the Company secured a note payable extension through April 1, 2015 with no change in original terms of the agreement.

The Company issued on May 9, 2011 a $36,000 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually and matured on November 30, 2014. On February 16, 2015 the Company secured a note payable extension through April 1, 2015 with no change in original terms of the agreement.

The Company issued on June 24, 2011 a $100,000 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually and matured on November 30, 2014. On February 16, 2015 the Company secured a note payable extension through April 1, 2015 with no change in original terms of the agreement.

The Company issued on July 7, 2011 a $40,000 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually and matured on November 30, 2014. On February 16, 2015 the Company secured a note payable extension through April 1, 2015 with no change in original terms of the agreement.

The Company issued on August 5, 2011 a $24,000 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually and matured on November 30, 2014. On February 16, 2015 the Company secured a note payable extension through April 1, 2015 with no change in original terms of the agreement.

The Company issued on September 2, 2011 a $20,000 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually and matured on November 30, 2014. On February 16, 2015 the Company secured a note payable extension through April 1, 2015 with no change in original terms of the agreement.

The Company issued on September 30, 2011 a $20,000 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually and matured on November 30, 2014. On February 16, 2015 the Company secured a note payable extension through April 1, 2015 with no change in original terms of the agreement.

The Company issued on October 19, 2011 a $25,000 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually and matured on November 30, 2014. On February 16, 2015 the Company secured a note payable extension through April 1, 2015 with no change in original terms of the agreement.

The Company issued on December 6, 2011 a $20,000 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually and matured on November 30, 2014. On February 16, 2015 the Company secured a note payable extension through April 1, 2015 with no change in original terms of the agreement.

The Company issued on January 11, 2012 a $38,000 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually and matured on November 30, 2014. On February 16, 2015 the Company secured a note payable extension through April 1, 2015 with no change in original terms of the agreement.

The Company issued on June 27, 2013 a $5,500 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually and will mature on June 27, 2015.

Interest expense for the three months ended December 31, 2014, and 2013, was $20,936 and $17,444, respectively. Interest expense for the nine months ended December 31, 2014, and 2013, was $56,525 and $51,242, respectively.

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

7. Note Payable

As of December 31, 2014 and March 31, 2014, the balance of loans due to third parties was $430,788 and $659,854, respectively. During the quarter ended December 31, 2014 the loan balance was reduced by the issuance of convertible debt of $500,000 and the forgiveness of debt and interest payable of $18,594.

The Company issued on December 18, 2012 a $49,980 unsecured note payable to a third party. The note bears interest at 10%, compounded annually and matured on December 18, 2014. On February 16, 2015 the Company secured a note payable extension through April 1, 2015 with no change in original terms of the agreement.

Interest expense for the three months ended December 31, 2014, and 2013, was $18,707 and $17,907, respectively. Interest expense for the nine months ended December 31, 2014, and 2013, was $59,327 and $44,788, respectively.

8. Convertible Debt and Derivative liabilities

On December 21, 2014, the Company entered into a securities purchase agreement providing for the purchase of two convertible promissory notes in the aggregate principal amount of $156,000 each. One of the notes was funded on January 7, 2015, with the Company receiving $130,704 of net proceeds after payment of legal and origination expenses and a finders’ fee. The note bears interest at the rate of 8% per annum, is due and payable on December 19, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to 68% of the lowest closing bid price on the OTCQB during the 20 prior trading days. The second note, which has not been funded, has the same interest and conversion terms as the first note, but may be offset by a secured promissory note issued to the Company for $150,000, due on August 19, 2015, and accruing interest at the rate of 8% per annum.

On December 24, 2014, the Company entered into a securities purchase agreement providing for the purchase of two convertible promissory notes in the aggregate principal amount of $156,000 each. One of the notes was funded on January 14, 2015, with the Company receiving $130,704 of net proceeds after payment of legal and origination expenses and a finders’ fee. The note bears interest at the rate of 8% per annum, is due and payable on December 19, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to 68% of the lowest closing bid price on the OTCQB during the 20 prior trading days. The second note, which has not been funded, has the same interest and conversion terms as the first note, but may be offset by a secured promissory note issued by Union Capital to the Company for $150,000, due on August 19, 2015, and accruing interest at the rate of 8% per annum.

The combined amount of the unfunded notes is $300,000. Due to their variable conversion the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of .025%, volatility 204.17%, trading prices of $.10 per share and a conversion price $.07 per share.

The balance of the convertible note at December 31, 2014 net of the discount and net of the receivable amounted to $0.

A recap of the balance of outstanding convertible debt at December 31, 2014 is as follows:

Principal balance	$300,000
Receivable-reflected in equity	(300,000)
Balance maturing for the period ending:
December 31, 2014	$0

The Company has extinguished debt totaling $499,994 through the issuances of three 8% convertible promissory notes. The outstanding balances of these notes are convertible into a variable number of the Company’s common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. Therefore the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note. In determining the indicated value of the convertible note issued, the Company used the Black Scholes Option Model with a risk-free interest rate of .025%, volatility 204.17%, trading prices of $.10 per share and a conversion price $.07 per share.

Amortization of the discounts for the nine months ended December 31, 2014 totaled $36,285, which was charged to interest expense.

The Company valued the derivative liabilities at December 31, 2014 at $894,333. The Company recognized a change in the fair value of derivative liabilities for the three months ended December 31, 2014 of $249,424, which was charged to operations. The Company used the Black Scholes Option Model with a risk-free interest rate of .025%, volatility 204.17%, trading prices of $.10 per share and a conversion price $.07 per share.

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

9. Deferred Revenue, Commitments, and Contingencies

On November 4, 2014 the Company entered into a 5 year agreement to provide a third party client “Ecrypt One” secure email services and website hosting services. The agreement calls for the payment of a one-time fee of $25,000, and an annually recurring fee of $5,015. The invoicing terms specify a pre-payment of $7,500 at the placement of order, a payment of $15,000 upon delivery of the product, and $2,500 at customer sign-off. As of December 31, 2014 the $7,500 pre-payment was due but has not been received and therefore was recorded as both deferred revenue and accounts receivable.

10. Subsequent Events

During the month of January 2015 the company issued four convertible notes payable, two notes with a total face value of $312,000 and two notes with a total face value of $104,000 and stated interest of 8%. The outstanding balances of these notes are convertible into a variable number of the Company’s common stock. Based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion, the Company accounted for these Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts will be amortized to interest expense over the respective term of the related note.

On December 24, 2014, the Company issued a replacement convertible note payable, with a face value of $128,069.74 and stated interest of 8% to a third party investor, who had jut purchased $128,069.74 of debt from one of the Company’s other third party creditors. The outstanding balance of this note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 67% of the lowest closing bid prices for 20 days prior to conversion. From January 5, 2015 through February 19, 2015, the investor converted a total of $109,235.91 of the face value into 4,120,930 shares of common stock as itemized in the table below. As of February 23, 2015 the outstanding face value of the note was $18,833.83.

Conversion Date	Converted Principal Amount	Discounted Conversion Price	Number of Common Shares Issued	Closing Stock Price	Fair Market Value of Shares	Outstanding Face Value
Jan 5, 2015	$5,000.00	0.051054	97,936	$0.077	$7,541.07	$123,069.74
Jan 6, 2015	$4,600.00	0.051054	90,101	$0.086	$7,748.69	$118,469.74
Jan 7, 2015	$7,200.00	0.051054	141,027	$0.081	$11,423.19	$111,269.74
Jan 8, 2015	$4,300.00	0.051054	84,225	$0.08	$6,738.00	$106,969.74
Jan 9, 2015	$3,400.00	0.051054	66,596	$0.082	$5,460.87	$103,569.74
Jan 12, 2015	$2,000.00	0.05025	39,801	$0.08	$3,184.08	$101,569.74
Jan 14, 2015	$2,300.00	0.0469	49,041	$0.075	$3,678.08	$99,269.74
Jan 15, 2015	$2,100.00	0.0469	44,776	$0.0725	$3,246.26	$97,169.74
Jan 21, 2015	$9,200.00	0.03015	305,141	$0.0455	$13,883.92	$87,969.74
Jan 22, 2015	$11,000.00	0.02211	497,512	$0.0342	$17,014.91	$76,969.74
Jan 26, 2015	$8,486.80	0.02211	383,844	$0.0485	$18,616.43	$68,482.94
Jan 28, 2015	$8,500.00	0.02211	384,441	$0.045	$17,299.85	$59,982.94
Jan 29, 2015	$3,400.00	0.02211	153,777	$0.0475	$7,304.41	$56,582.94
Jan 30, 2015	$1,000.00	0.02211	45,228	$0.053	$2,397.08	$55,582.94
Feb 2, 2015	$1,800.00	0.02211	81,411	$0.0455	$3,704.20	$53,782.94
Feb 3, 2015	$4,800.00	0.02211	217,096	$0.045	$9,769.32	$48,982.94
Feb 4, 2015	$5,000.00	0.02211	226,142	$0.043	$9,724.11	$43,982.94
Feb 5, 2015	$8,000.00	0.02211	361,827	$0.042	$15,196.73	$35,982.94
Feb 9, 2015	$4,700.00	0.02077	226,288	$0.031	$7,014.93	$31,282.94
Feb 10, 2015	$3,300.00	0.02077	158,883	$0.036	$5,719.79	$27,982.94
Feb 12, 2015	$1,049.11	0.02077	50,511	$0.037	$1,868.91	$26,933.83
Feb 17, 2015	$2,100.00	0.02077	101,107	$0.0315	$3,184.87	$24,833.83
Feb 18, 2015	$1,900.00	0.019095	99,502	$0.031	$3,084.56	$22,933.83
Feb 19, 2015	$4,100.00	0.019095	214,716	$0.033	$7,085.63	$18,833.83

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

On December 12, 2014, the Company issued a replacement convertible note payable, with a face value of $250,000 and stated interest of 8% to a third party investor, who had just purchased $250,000 of debt from one of the Company’s other third party creditors. The outstanding balance of this note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 67% of the lowest closing bid prices for 20 days prior to conversion. From January 5, 2015 through February 19, 2015, the investor converted a total $78,720 of the face value and $445.70 of accrued interest into 2,843,580 shares of common stock as itemized in the table below. As of February 23, 2015 the outstanding face value of the note was $170,280.

Conversion Date	Converted Principal Amount	Converted Interest	Discounted Conversion Price	Number of Common Shares Issued	Closing Stock Price	Fair Market Value of Shares	Outstanding Face Value
Jan 5, 2015	$5,390.00	$7.09	$0.051054	105,713	$0.077	$8,139.90	$243,610.00
Jan 6, 2015	$3,370.00	$5.17	$0.051054	66,110	$0.086	$5,685.46	$240,240.00
Jan 7, 2015	$3,055.00	$5.36	$0.051054	59,944	$0.081	$4,855.46	$237,185.00
Jan 8, 2015	$3,225.00	$6.36	$0.051054	63,293	$0.08	$5,063.44	$233,960.00
Jan 9, 2015	$1,925.00	$4.22	$0.051054	37,788	$0.082	$3,098.62	$232,035.00
Jan 12, 2015	$2,405.00	$6.85	$0.05025	47,997	$0.08	$3,839.76	$229,630.00
Jan 13, 2015	$1,055.00	$3.24	$0.05025	21,060	$0.0755	$1,590.03	$228,575.00
Jan 14, 2015	$3,140.00	$10.32	$0.0469	67,171	$0.075	$5,037.83	$225,435.00
Jan 15, 2015	$1,545.00	$5.42	$0.0469	33,058	$0.0725	$2,396.71	$223,890.00
Jan 16, 2015	$175.00	$0.65	$0.0469	3,745	$0.0701	$262.52	$223,715.00
Jan 20, 2015	$3,725.00	$17.15	$0.041942	89,222	$0.0639	$5,701.29	$219,990.00
Jan 21, 2015	$6,605.00	$31.85	$0.03015	220,128	$0.0455	$10,015.82	$213,385.00
Jan 22, 2015	$1,100.00	$5.55	$0.02211	50,002	$0.0342	$1,710.07	$212,285.00
Jan 23, 2015	$2,050.00	$10.78	$0.02211	93,206	$0.0342	$4,194.27	$210,235.00
Jan 26, 2015	$4,065.00	$24.06	$0.02211	184,942	$0.0485	$8,969.69	$206,170.00
Jan 27, 2015	$3,300.00	$20.25	$0.02211	150,170	$0.065	$9,761.05	$202,870.00
Jan 28, 2015	$1,415.00	$8.99	$0.02211	64,405	$0.045	$2,898.23	$201,455.00
Jan 29, 2015	$2,450.00	$16.11	$0.02211	111,538	$0.0475	$5,298.06	$199,005.00
Jan 30, 2015	$1,760.00	$11.96	$0.02211	80,143	$0.053	$4,247.58	$197,245.00
Feb 2, 2015	$1,475.00	$10.99	$0.02211	67,209	$0.0455	$3,058.01	$195,770.00
Feb 3, 2015	$2,085.00	$15.99	$0.02211	95,024	$0.045	$4,276.08	$193,685.00
Feb 4, 2015	$1,400.00	$11.05	$0.02211	63,820	$0.043	$2,744.26	$192,285.00
Feb 5, 2015	$2,140.00	$17.35	$0.02211	97,573	$0.042	$4,098.07	$190,145.00
Feb 6, 2015	$2,615.00	$21.78	$0.02211	119,257	$0.0418	$4,984.94	$187,530.00
Feb 9, 2015	$5,930.00	$53.29	$0.02077	288,074	$0.031	$8,930.29	$181,600.00
Feb 10, 2015	$2,590.00	$23.84	$0.02077	125,847	$0.036	$4,530.49	$179,010.00
Feb 11, 2015	$1,510.00	$14.23	$0.02077	73,386	$0.033	$2,421.74	$177,500.00
Feb 12, 2015	$1,120.00	$10.80	$0.02077	54,444	$0.037	$2,014.43	$176,380.00
Feb 13, 2015	$1,735.00	$17.11	$0.02077	84,358	$0.037	$3,121.25	$174,645.00
Feb 17, 2015	$1,440.00	$15.47	$0.02077	70,076	$0.0315	$2,207.39	$173,205.00
Feb 18, 2015	$1,245.00	$13.64	$0.019095	65,915	$0.031	$2,043.37	$171,960.00
Feb 19, 2015	$1,680.00	$18.78	$0.019095	88,965	$0.033	$2,935.85	$170,280.00

On December 25, 2014, the Company issued 171,875 shares of common stock for compensation for a value of $18,906. The share price is valued at the adjusted closing price on the date of vesting of the shares which was $0.121 per share. The compensation agreement calls for a total of 2,750,000 shares to be issued during a 21 month period. Pursuant to the Restricted Shares Agreement, the remaining shares will be issued as follows: 171,875 on the six, nine, twelve, fifteen, eighteen and twenty one month anniversaries of the grant date, respectively. On January 6, 2015, the 171,875 shares were issued out of stock payable.

During the quarter ended December 31, 2014, the Company entered into a private placement subscription agreement that offers a total of 890,000 units for a value of $89,000, or $0.10 per unit. Each unit consists of one (1) share of the Company’s common stock, and one-half (1/2) common stock purchase Warrant. One full warrant entitles the holder to purchase one (1) share of the Corporation’s common stock at a price of $0.15 per share at any time within a 12 month period from the date of closing. On January 7, 2015, the Company issued 360,000 shares of common stock out of stock payable.

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The note issued on January 15, 2015 has a face amount of $400,000 and stated interest rate of 12%. The outstanding balance of this note is convertible into a variable number of the Company’s common stock. Based on a conversion ratio of 60% of the lowest closing bid prices for 25 days prior to conversion or $.08 per share.

The note issued on January 16, 2015 has a face amount of $100,000 and stated interest rate of 12%. The outstanding balance of this note is convertible into a variable number of the Company’s common stock. Based on a conversion ratio of 45% of the lowest closing bid prices for 20 days prior to conversion or issue date.

On February 16, 2015 the Company secured an extension through April 1, 2015 with no change in original terms of the agreement for a $215,000 unsecured note payable issued on May 18, 2010 to a shareholder.

On February 16, 2015 the Company secured an extension through April 1, 2015 with no change in original terms of the agreement for a $15,000 unsecured note payable issued on April 29, 2011 to a shareholder.

On February 16, 2015 the Company secured an extension through April 1, 2015 with no change in original terms of the agreement for a $36,000 unsecured note payable issued on May 9, 2011 to a shareholder.

On February 16, 2015 the Company secured an extension through April 1, 2015 with no change in original terms of the agreement for a $100,000 unsecured note payable issued on June 24, 2011 to a shareholder.

On February 16, 2015 the Company secured an extension through April 1, 2015 with no change in original terms of the agreement for a $40,000 unsecured note payable issued on July 7, 2011 to a shareholder.

On February 16, 2015 the Company secured an extension through April 1, 2015 with no change in original terms of the agreement for a $24,000 unsecured note payable issued on August 5, 2011 to a shareholder.

On February 16, 2015 the Company secured an extension through April 1, 2015 with no change in original terms of the agreement for a $20,000 unsecured note payable issued on September 2, 2011 to a shareholder.

On February 16, 2015 the Company secured an extension through April 1, 2015 with no change in original terms of the agreement for a $20,000 unsecured note payable issued on September 30, 2011 to a shareholder.

On February 16, 2015 the Company secured an extension through April 1, 2015 with no change in original terms of the agreement for a $25,000 unsecured note payable issued on October 19, 2011 to a shareholder.

On February 16, 2015 the Company secured an extension through April 1, 2015 with no change in original terms of the agreement for a $20,000 unsecured note payable issued on December 6, 2011 to a shareholder.

On February 16, 2015 the Company secured an extension through April 1, 2015 with no change in original terms of the agreement for a $38,000 unsecured note payable issued on January 11, 2012 to a shareholder.

On February 16, 2015 the Company secured an extension through April 1, 2015 with no change in original terms of the agreement for a $49,980 unsecured note payable issued on December 18, 2012 to a third party.

On January 11, 2015, the Company entered into a securities purchase agreement providing for the purchase of two convertible promissory notes in the aggregate principal amount of $52,000 each. One of the notes was funded on January 13, 2015, with the Company receiving $47,500 of net proceeds after payment of legal and origination expenses. The note bears interest at the rate of 8% per annum, is due and payable on January 9, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to 67% of the lowest closing bid price on the OTCQB during the 15 prior trading days. The second note, which has not been funded, has the same interest and conversion terms as the first note, but may be offset by a secured promissory note issued to the Company for $50,000, due on September 9, 2015, and accruing interest at the rate of 8% per annum.

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

On January 19, 2015, the Company issued a convertible promissory note in the face amount of $100,000, which bears interest at the rate of 12% per annum, is due and payable on July 16, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to the lesser of (a) 55% of the lowest trading price during the 20 days preceding the execution of the note, or (b) 55% of the of the lowest traded price during the 20 trading days preceding conversion. The note was funded on January 28, 2015, with the Company receiving $93,000 of net proceeds after payment of legal and origination expenses.

On January 21, 2015, the Company issued a convertible promissory note in the face amount of $400,000, of which the Company is to assume $40,000 in original interest discount (“OID”), which together with any unpaid accrued interest is due two years after any funding of the note. The note is to be funded at the note holders discretion, and the initial tranche was funded on January 21, 2015, when the Company received cash in the amount of $50,000. The note is pre-payable for 90 days without interest, and incurs a one-time interest charge of 12% thereafter. The note balance funded (plus a pro rata portion of the OID together with any unpaid accrued interest) is convertible into shares of Company common stock at a conversion price equal to the lesser of $0.08 or 60% of the lowest traded price during the 25 prior trading days.

On February 3, 2015, the Company issued a collateralized secured convertible promissory for a 10% convertible promissory note with an aggregate principal amount of $252,500, of which the company is to assume an original issue discount of $22,500 (the “OID”) and legal fees and other expenses totaling $5,000, which together with any unpaid accrued interest is due on November 3, 2015. The note is to be issued in tranches with an initial tranche of $87,500, of which the company received $75,000 on February 6, 2015, with the remaining $5,000 being used for legal and other expenses and the Company assuming $7,500 of the OID. This convertible note together with any unpaid accrued interest is convertible into shares of Company common stock at a conversion price equal to the 60% of the average of the lowest three closing bid prices during the 20 prior trading days. The remaining three tranches, which have not yet been funded, of $55,000 under the note will consist of $50,000 in principal and $5,000 of the OID, and may be offset by three $50,000 promissory notes issued in favor of the Company, accruing interest at 8% per annum and maturing on November 3, 2015. In conjunction with the convertible note issued by the Company and the three promissory notes issued to the Company for the three additional tranches of funding to the Company, the Company issued four warrants for a total number of shares equal to $123,750 ($41,250 for the first warrant corresponding to funding on February 6, 2015, and $27,500 for the other three warrants corresponding to the future tranches of funding to the Company) divided by the conversion market price in the convertible note. The warrants have an exercise price of $0.10, subject to adjustment, and expire on January 3, 2020. Each of the warrants are only exercisable after the corresponding tranche of funding to the Company has been paid. Therefore, the first warrant is currently exercisable, but the other three warrants are not.

On February 10, 2015, the Company entered into an equity purchase agreement with a third party investor dated February 6, 2015, whereby the third party agreed to purchase up to $1,800,000 of the Company’s common stock, to be registered in a Form S-1 registration statement. The agreement will have a one-year term unless sooner terminated because $1,800,000 of the Company’s common stock has already been sold to the investor. During the term, the Company will have the right to deliver up to two put notices per month requiring it to purchase up to a maximum of $75,000 of shares for a specific amount. The purchase price for the shares covered by the put notice shall be equal to 75% of the lowest closing bid price for the ten trading days immediately preceding clearing of the estimated put shares (defined below). The Company will deliver to the investor, simultaneously with delivery of a put notice, a number of shares equal to 120% of the investment amount divided by the closing price of the Company’s common stock on the day preceding the put notice date. The actual number of shares purchased by the investor for the investment amount shall then be calculated by dividing the investment amount by the put purchase price. Any excess estimated put shares shall then be returned to the Company. The number of Shares sold to the investor at any time shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by the investor, would result in the investor owning more than 9.99% of all of the Company’s common stock then outstanding. Finally, as part of the equity purchase agreement, the investor is prohibited from executing any short sales of the Company’s common stock during the term of the equity purchase agreement.

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

Currently, the Company’s primary business operations are focused on expanding its strategic marketing program of allied products and services of which the Company is designated as the exclusive, or non-exclusive, marketing and distribution agent within the USA and abroad.

Additionally, the Company has developed and plans to continue selling an enterprise-level secure email software appliance named Ecrypt One. Ecrypt One is an email server with integrated security technology. It was designed to protect email and attachments in transit and at rest. It incorporates multiple security technologies and techniques, such as encryption, role based access controls, server rules that enforce security, and multi-factor authentication. It was designed to assist organizations and governments to meet and maintain compliance with information security regulations such as HIPAA.

The Company filed a patent application for multiple processes in Ecrypt One, with a request for non-publication, on April 22, 2014.

In addition to the foregoing, in an effort to advance the business operations of the Company, over the next twelve (12) months the Company plans to undertake the following actions in the order in which they are listed:

1. Continue distribution on Ecrypt One Light edition;

2. Continue developing strategic marketing alliance program;

3. Commence distribution of allied products and services;

4. Continue development of other Ecrypt One editions;

5. Complete testing of other Ecrypt One editions;

6. Commence distribution of other Ecrypt One editions.

The foregoing business actions are goals of the Company. There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended December 31, 2014, as compared to the three and nine months ended December 31, 2013. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operations for Ecrypt Technologies, Inc. for the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013.

Revenue

During the three months ended December 31, 2014 and the three months ended December 31, 2013 the Company had revenues of $nil.

Operating Expenses

During the three months ended December 31, 2014 the Company had operating expenses of $293,007 as compared to operating expenses of $61,827 during the three months ended December 31, 2013, an increase of $231,180 or approximately 373.914%. The increase in operating expenses experienced by the Company was primarily attributable to an increase in advertisement and promotion expenses, general and administrative expenses, and professional fees.

Net Loss

The Company had a net loss of $(453,978) for the three months ended December 31, 2014, as compared to a net loss of $(97,178) for the three months ended December 31, 2013, a change of $356,800 or approximately 367.161%. The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating expenses, an increase in loss on derivative liabilities, and an increase in amortization of debt discount during the three months ended December 31, 2014.

Results of Operations for Ecrypt Technologies, Inc. for the Nine Months Ended December 31, 2014 Compared to the Nine Months Ended December 31, 2013.

Revenue

During the nine months ended December 31, 2014, the Company had revenues of $0 as compared to revenues of $1,270 during the nine months ended December 31, 2013, a decrease of $1,270, or approximately 100%. The decrease in revenue experienced by the Company was primarily attributable to the fact that the Company discontinued sales of One on One and Ecrypt Me on June 30, 2013.

Operating Expenses

During the nine months ended December 31, 2014, the Company had operating expenses of $646,147 as compared to operating expenses of $333,913 during the nine months ended December 31, 2013, an increase of $312,234 or approximately 93.508%. The increase in operating expenses experienced by the Company was primarily attributable to an increase in professional fees.

Net Loss

The Company had a net loss of $(883,327) for the nine months ended December 31, 2014, as compared to a net loss of $(428,673) for the nine months ended December 31, 2013, a change of $454,654 or approximately 106.061%. The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating expenses, an increase in interest expenses, and increase in loss on derivative liabilities, and an increase in amortization of debt discount during the nine months ended December 31, 2014.

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

During the three months ended December 31, 2014, the Company conducted a private placement offering pursuant to which it sold a total of 890,000 units for a total of $89,000, or $0.10 per unit. Each unit consists of one (1) share of the Company’s common stock, and one-half (1/2) common stock purchase Warrant. One full warrant entitles the holder to purchase one (1) share of the Corporation’s common stock at a price of $0.15 per share at any time within a 12 month period from the date of closing. The securities were sold to a total of five (5) different purchasers as part of a private placement offering being conducted by the Company. The proceeds raised in the offering will be used to fund the Company’s operating expenses.

During the three months ended December 31, 2014, the Company entered into a securities purchase agreement with Adar Bays, LLC, a Florida limited liability company (“Adar Bays”) providing for the purchase of two convertible promissory notes in the aggregate principal amount of $156,000 each. One of the notes was funded on or about January 7, 2015, with the Company receiving $130,704 of net proceeds after payment of Adar Bays’ legal and origination expenses and payment of a finders’ fee to Anubis Capital Partners. The note bears interest at the rate of 8% per annum, is due and payable on December 19, 2015, and may be converted by Adar Bays at any time after funding into shares of Company common stock at a conversion price equal to 68% of the lowest closing bid price on the OTCQB during the 20 prior trading days. The second Adar Bays note, which has not been funded, has the same interest and conversion terms as the first Adar Bays note, but may be offset by a secured promissory note issued by Adar Bays to the Company for $150,000, due on August 19, 2015, and accruing interest at the rate of 8% per annum.

During the three months ended December 31, 2014, the Company entered into a securities purchase agreement with Union Capital, LLC, a New York limited liability company (“Union Capital”) providing for the purchase of two convertible promissory notes in the aggregate principal amount of $156,000 each. One of the notes was funded on or about January 14, 2015, with the Company receiving $130,704 of net proceeds after payment of Union Capital’s legal and origination expenses and payment of a finders’ fee to Anubis Capital Partners. The note bears interest at the rate of 8% per annum, is due and payable on December 19, 2015, and may be converted by Union Capital at any time after funding into shares of Company common stock at a conversion price equal to 68% of the lowest closing bid price on the OTCQB during the 20 prior trading days. The second Union Capital note, which has not been funded, has the same interest and conversion terms as the first Adar Bays note, but may be offset by a secured promissory note issued by Union Capital to the Company for $150,000, due on August 19, 2015, and accruing interest at the rate of 8% per annum.

During the next twelve months, we plan to seek to generate the necessary capital to fund our business operations and complete our desired business activity through sales of Ecrypt One and strategic marketing affiliate products and services. If we are unable to generate the necessary capital through the sales of these products, we may need to raise more capital from investors to fund our business operations.

The following discussion outlines the state of our liquidity and capital resources as of December 31, 2014:

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of December 31, 2014, we have total current assets of $58,468 as compared to total current assets of $15,504 at March 31, 2014, an increase of $42,964, or approximately 277.116%; and ii) as of December 31, 2014, we have total assets of $67,171, compared to total assets of $23,330 as of March 31, 2014, an increase of $43,841, or approximately 187.917%.  The increase in the Company’s total current assets and total assets from December 31, 2014 to March 31, 2014 was primarily attributable to the fact that the Company obtained cash via a private placement offering and convertible notes during the period ended December 31, 2014.

Cash: As of December 31, 2014, our unaudited balance sheet reflects that we have cash of $58,468 as compared to $15,504 at March 31, 2014, an increase of $42,964, or approximately 277.116%. The increase in the Company’s total current assets and total assets from December 31, 2014 to March 31, 2014 was primarily attributable to the fact that the Company obtained cash via a private placement offering and convertible notes during the period ended December 31, 2014.

Total Current Liabilities

Our unaudited balance sheet reflects that: i) as of December 31, 2014, we have total current liabilities of $2,378,593 as compared to total current liabilities of $1,531,814 at March 31, 2014, an increase of $846,779 or approximately 55.279%; and ii) as of December 31, 2014, we have total liabilities of $2,378,593 as compared to total liabilities of $1,646,644 at March 31, 2014, an increase of $731,949 or approximately 44.451%.  The increase in the Company’s total current liabilities and total liabilities from December 31, 2014 to March 31, 2014 was primarily attributable to the fact that the Company obtained cash via convertible notes.

Cash Flow for the Company for the Nine Month Period Ended December 31, 2014 as Compared to the Nine Month Period Ended December 31, 2013.

Operating Activities During the nine month period ended December 31, 2014, the net cash used by the Company in operating activities was $(185,226) as compared to net cash used in operating activities of $(293,774) during the nine month period ended December 31, 2013, a change of $108,548 or approximately 36.949%. The decrease in our net cash used in operating activities was primarily attributable to net loss adjusted by an increase in stock issued for compensation, and a decrease in accounts payable due to a related party.

Financing Activities During the nine month period ended December 31, 2014, the net cash provided by financing activities was $231,870 as compared to net cash provided by financing activities of $285,500 during the nine month period ended December 31, 2013, a decrease of $53,630 or approximately 18.785%. The change in net cash provided by financing activities was primarily attributable to the fact that the Company received less cash via loans from third parties.

Investing Activities During the nine month period ended December 31, 2014, the net cash used by the Company in investing activities was $(3,680) as compared to net cash used in investing activities of $nil during the nine month period ended December 31, 2013.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Subsequent Events

On or about January 11, 2015, the Company entered into a securities purchase agreement with LG Capital Funding, LLC, a New York limited liability company (“LG Capital”) providing for the purchase of two convertible promissory notes in the aggregate principal amount of $52,000 each. One of the notes was funded on or about January 13, 2015, with the Company receiving $47,500 of net proceeds after payment of LG Capital’s legal and origination expenses. The note bears interest at the rate of 8% per annum, is due and payable on January 9, 2015, and may be converted by LG Capital at any time after funding into shares of Company common stock at a conversion price equal to 67% of the lowest closing bid price on the OTCQB during the 15 prior trading days. The second LG Capital note, which has not been funded, has the same interest and conversion terms as the first LG Capital note, but may be offset by a secured promissory note issued by LG Capital Note to the Company for $50,000, due on September 9, 2015, and accruing interest at the rate of 8% per annum.

On or about January 19, 2015, the Company entered into a convertible promissory note with JSJ Investments Inc., a Texas corporation (“JSJ”), in the face amount of $100,000, which bears interest at the rate of 12% per annum, is due and payable on July 16, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to the lesser of (a) 55% of the lowest trading price during the 20 days preceding the execution of the note, or (b) 55% of the of the lowest traded price during the 20 trading days preceding conversion. The note was funded on or about January 28, 2015, with the Company receiving $93,000 of net proceeds after payment of JSJ’s legal and origination expenses.

On or about January 21, 2015, the Company entered into a convertible promissory note with JMJ Financial, a Nevada sole proprietorship (“JMJ”), in the face amount of $400,000, of which the Company is to assume $40,000 in original interest discount (“OID”), which together with any unpaid accrued interest is due two years after any funding of the note. The note is to be funded by JMJ at its discretion, and the initial tranche was funded on or about January 21, 2015, when the Company received cash in the amount of $50,000. The note is prepayable for 90 days without interest, and incurs a one-time interest charge of 12% thereafter. The note balance funded (plus a pro rata portion of the OID together with any unpaid accrued interest) is convertible into shares of Company common stock at a conversion price equal to the lesser of $0.08 or 60% of the lowest traded price during the 25 prior trading days.

On or about February 3, 2015, the Company entered into a collateralized secured convertible promissory note with Typenex CoInvestment, LLC (“Typenex”), a Utah limited liability company, for a 10% convertible promissory note with an aggregate principal amount of $252,500, of which the company is to assume an original issue discount of $22,500 (the “OID”) and legal fees and other expenses of Typenex totaling $5,000, which together with any unpaid accrued interest is due on November 3, 2015. The note is to be issued in tranches with an initial tranche of $87,500, of which the company received $75,000 on or about February 6, 2015, with the remaining $5,000 being used for legal and other expenses of Typenex and the Company assuming $7,500 of the OID. This convertible note together with any unpaid accrued interest is convertible into shares of Company common stock at a conversion price equal to the 60% of the average of the lowest three closing bid prices during the 20 prior trading days. The remaining three tranches, which have not yet been funded, of $55,000 under the note will consist of $50,000 in principal and $5,000 of the OID, and may be offset by three $50,000 promissory notes issued by Typenex in favor of the Company, accruing interest at 8% per annum and maturing on November 3, 2015. In conjunction with the Company’s convertible note issued to Typenex and Typenex’s three promissory notes issued to the Company for the three additional tranches of funding to the Company, the Company issued four warrants for a total number of shares equal to $123,750 ($41,250 for the first warrant corresponding to funding on or about February 6, 2015, and $27,500 for the other three warrants corresponding to the future tranches of funding by Typenex to the Company) divided by the conversion market price in the Typenex convertible note. The warrants have an exercise price of $0.10, subject to adjustment, and expire on January 3, 2020. Each of the warrants are only exerciseable after the corresponding tranche of funding by Typenex to the Company has been paid. Therefore, the first warrant is currently exerciseable, but the other three warrants are not.

The notes and warrants described above were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as there was no general solicitation, and the transactions did not involve a public offering.

On February 10, 2015, the Company entered into an equity purchase agreement with LG Capital, dated February 6, 2015, whereby LG Capital agreed to purchase up to $1,800,000 of the Company’s common stock, to be registered in a Form S-1 registration statement (the “Shares”). The agreement will have a one-year term unless sooner terminated because $1,800,000 of the Company’s common stock has already been sold to LG Capital.

During the term, the Company will have the right to deliver up to two put notices per month (each a “Put Notice”) to LG Capital requiring it to purchase up to a maximum of $75,000 of Shares for a specific amount (the “Investment Amount”). The purchase price for the Shares covered by the Put Notice shall be equal to 75% of the lowest closing bid price for the ten trading days immediately preceding clearing of the Estimated Put Shares (defined below) (such purchase price the “Put Purchase Price”). The Company will deliver to LG Capital, simultaneously with delivery of a Put Notice, a number of Shares equal to 120% of the Investment Amount divided by the closing price of the Company’s common stock on the day preceding the Put Notice date (the “Estimated Put Shares”). The actual number of Shares purchased by LG Capital for the Investment Amount shall then be calculated by dividing the Investment Amount by the Put Purchase Price. Any excess Estimated Put Shares shall then be returned to the Company.

The number of Shares sold to LG Capital at any time shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by LG Capital, would result in LG Capital owning more than 9.99% of all of the Company’s common stock then outstanding. Finally, as part of the equity purchase agreement, LG Capital is prohibited from executing any short sales of the Company’s common stock during the term of the equity purchase agreement.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives. Based on that evaluation, our management has concluded that, as of December 31, 2014, the Company's internal control over financial reporting contained a material weakness due to a failure by the Company to properly value a stock transaction issued by the Company, and as a result of such material weakness, our internal controls over financial reporting were not effective as of December 31, 2014. To remediate the weakness in our internal controls over financial reporting, we intend to: i) reconcile stock issuance transactions against the agreements underlying such stock issuance transactions to ensure that equity issuances are properly accounted for; and ii) implement a review board to review the stock issuance transactions to ensure that they are properly valued and accounted for.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2014, that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As previously disclosed on Form 8-K filed on April 1, 2014, on March 27, 2014, the Registrant entered into a Director Agreement with Mr. Cellucci. Pursuant to the terms of the Director Agreement, as consideration for Mr. Cellucci’s services as a Director, Mr. Cellucci was granted a total of up to one hundred and fifty thousand (150,000) shares of common stock in the Registrant, which shares shall be issued pursuant to the terms and conditions of a Restricted Shares Agreement attached to the Director Agreement as Exhibit A. As of December 31, 2014, the Registrant had issued a total of seventy five thousand (75,000) shares of restricted common stock to Mr. Cellucci and recorded an additional thirty seven thousand and five hundred (37,500) shares of restricted common stock payable to Mr. Cellucci as stock payable under this agreement.

As previously disclosed on Form 8-K filed on June 18, 2014, in conjunction with the Registrant’s engagement of Mr. Thomas Cellucci as the Chief Executive Officer of the Company, on June 16, 2014, the Registrant entered into an employment agreement (the “Employment Agreement”) with Mr. Cellucci for an unfixed term, pursuant to which the Registrant agreed to employ Mr. Cellucci as the Chief Executive Officer of the Registrant. Pursuant to the terms of the Employment Agreement, as consideration for Mr. Cellucci’s services as the Chief Executive Officer, Mr. Cellucci was granted up to a total of up to eighteen million nine hundred and sixty five thousand and four hundred and eight (18,965,408) shares of common stock in the Registrant, which shares shall be issued as follows: (i) nine million four hundred and eighty two thousand and seven hundred and four (9,482,704) shares of common stock pursuant to the terms and conditions of a Restricted Shares Agreement attached to the Employment Agreement as Exhibit A; and (ii) nine million four hundred and eighty two thousand and seven hundred and four (9,482,704) of common stock pursuant to a restricted shares agreement once the Registrant either (a) amends its existing Stock Compensation Program (the “Program”) to increase the number of maximum authorized shares which may be issued under the Program, or (b) adopts a new stock compensation program. As of December 31, 2014, the Registrant had issued a total of two million three hundred and seventy thousand and six hundred seventy six (2,370,676) shares of restricted common stock to Mr. Cellucci under this agreement.

On September 26, 2014 the Registrant entered into an Employment Agreement (the “Employment Agreement”) with Urvashi Mehra for an unfixed term, pursuant to which the Registrant agreed to employ Ms. Mehra as VP of Global Healthcare Solutions of the Registrant. Pursuant to the terms of the Employment Agreement, as consideration for Ms. Mehra’s services as VP of Global Healthcare Solutions, Ms. Mehra was granted up to a total of two million seven hundred and fifty thousand (2,750,000) shares of common stock in the Registrant, which shares shall be issued as follows: (i) one million three hundred and seventy five thousand (1,375,000) shares of common stock pursuant to the terms and conditions of the Restricted Shares Agreement attached to the Employment Agreement as Exhibit A; and (ii) one million three hundred and seventy five thousand (1,375,000) of common stock pursuant to a restricted shares agreement once the Company either (a) amends its existing Stock Compensation Program (the “Program”) to increase the number of maximum authorized shares which may be issued under the Program, or (b) adopts a new stock compensation program. As of December 31, 2014, the Registrant issued one hundred seventy one thousand eight hundred and seventy five (171,875) shares of restricted common to Ms. Mehra and had recorded an additional one hundred seventy one thousand eight hundred and seventy five (171,875) shares of restricted common stock payable to Ms. Mehra as stock payable under this agreement.

For the above share issuances, the shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemptions from registration contained in Section 4(2) of the Securities Act.

During the three months ended September 30, 2014, the Company sold a total of 890,000 units for a total of $89,000, or $0.10 per unit. Each unit consists of one (1) share of the Company’s common stock, and one-half (1/2) common stock purchase Warrant. One full warrant entitles the holder to purchase one (1) share of the Corporation’s common stock at a price of $0.15 per share at any time within a 12 month period from the date of closing. The securities were sold to a total of five (5) different purchasers as part of a private placement offering being conducted by the Company. The sales of securities were made in reliance upon exemptions for registration provided by Regulation S under the Securities Act of 1933.

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

ECRYPT TECHNOLOGIES, INC.

February 25, 2015	By:	/s/ Thomas A. Cellucci
Thomas A. Cellucci
Chief Executive Officer

February 25, 2015	By:	/s/ Brad Lever
Brad Lever
Chief Financial Officer

