Form 10-K
period 2015-03-31
eCrypt Technologies, Inc.
filed 2015-08-05
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-53489

Ecrypt Technologies, Inc.
(Exact name of registrant as specified in its charter)

Colorado	32-0201472
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

2028 E Ben White Blvd, #240-2835

Austin, TX 78741

(Address of principal executive offices)

1.866.204.6703

(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant's most recently completed second fiscal quarter. $1,038,443.

As of August 4, 2015, the Company had 213,863,543 shares issued and outstanding.

PART I

ITEM 1. BUSINESS.

Overview

Ecrypt Technologies, Inc., a Colorado corporation d/b/a Ecrypt Technologies Inc. (hereinafter "we," "us," "Ecrypt," the "Company," or the "Registrant"), was incorporated in the State of Colorado on April 19, 2007. The Company is a high technology security solutions provider which assists corporate entities, governments, and individuals protect their organizations against both physical and cyber attacks.

Principal Products

Ecrypt's primary business focus centers on security, defense, and information security solutions that assist corporate entities, governments and individuals in protecting their organizations and/or critical infrastructure against both physical and cyber attacks. The Company's business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, tools and systems (including services). To date the Company has earned limited revenue. The Company believes the majority of its revenues will be derived from sales of proprietary and allied products and services to large enterprise, government, and military customers within the USA and abroad.

Currently the Company's primary business operations are focused on establishing a strategic marketing program of allied products and services of which the Company is designated as the exclusive, or non-exclusive, marketing and distribution agent within the USA and abroad.

Currently the Company's primary proprietary product development efforts are focused on enhancing its sales-released enterprise-level information security soft-appliance called Ecrypt One. Ecrypt One is an email server with integrated security technology. It was designed to protect email and attachments in transit and at rest. It incorporates multiple security technologies and techniques, such as encryption, role based access controls, server rules that enforce security, and multi-factor authentication. It was designed, with our rigorous new product development process, to assist organizations and governments to meet and maintain compliance with information security regulations such as HIPAA.

The Company filed a patent application requesting non-publication on April 22, 2014 for Ecrypt One.

On June 2, 2015 the Company completed a strategic acquisition of some of the assets of Viking Telecom Services. The Company will continue to provide Viking Telecom services under the Viking Telecom brand. Services provided by Viking include cellular tower mapping and audits, ground audits, civil equipment installation, cellular site decommissioning, 3G/4G installations, project/construction management, battery installation and maintenance, plowing/snow removal, shelter and compound preventative maintenance, site clean up, and other related services.

Research and Development

Over the next twelve (12) months, Ecrypt will continue developing new strategic alliances and strengthening existing strategic alliances. The Company also plans to continue developing enhancement upgrades to its proprietary product, Ecrypt One.

Production

Ecrypt One was developed using a proprietary, rigorous new product development process under the supervision of CEO Thomas A. Cellucci, and VP of Product Development, Ian Treleaven. Solution testing and evaluation ("T&E") is routinely conducted by Ian Treleaven and the Company's development consultants using industry-standard tools and methods. The Company engages in regular technical meetings to address any feedback from all T&E activities.

Distribution

The Company distributes its solutions globally, in accordance with applicable import and export regulations, through a number of distribution channels. The primary method of distribution will be through a dedicated in-house sales force. The Company will also pursue strategic distribution alliances with data centers, service providers, carrier dealers, consultants, and complementary solution providers to distribute its product.

Additionally the Company will list its solutions on the GSA (General Services Administration) Schedules for acquisition by authorized users. GSA is an independent agency of the United States government, that amongst other responsibilities, supplies products and communications for U.S. government offices. GSA assists with procurement work for other government agencies. As part of this effort, it maintains the large GSA Schedules, which other agencies can use to buy goods and services. Procurement managers from government agencies can view products and services listed on GSA Schedules and make purchases from the GSA Schedule knowing that all legal obligations have been taken care of by GSA.

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

The Company anticipates that a majority of its customers will be large sized businesses. The Company also anticipates sales of its products and services to US government and military organizations, and allied foreign government and military organizations.

To date the Company has received and fulfilled orders from corporate customers for Ecrypt One, Viking Telecom services, and partner solutions firms.

Marketing

Over the next twelve months, the Company will focus on orders and sales for its products and services. It will also continue to grow its strategic alliance network of allied products and service providers, who will also market Ecrypt's products.

The Company will focus its marketing efforts on customer acquisitions of Ecrypt One, Viking Telecom services, as well as allied products and services. The Company anticipates that it will continue to market its proprietary and allied products on the internet using the Company's websites (www.ecryptinc.com and www.vikingtelecomservices.com), on social networking sites like Facebook and Twitter, and on industry websites, blogs and forums.

The Company also intends to expand its sales capabilities.

Competition

Ecrypt One, the Company's enterprise-level information security server software package is a very unique offering that faces indirect competition from companies such as: i) Symantec Corporation; ii) Voltage Security; iii) Proofpoint Inc; iv) Axway Software; v) Watchguard; and, vi) Zix Corporation.

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

Intellectual Property and Agreements

Patents

The Company filed a patent application with a request for non-publication on April 22, 2014 for Ecrypt One.

Licenses

The research, development and commercialization of encryption software often involve alternative development and optimization routes, which are presented at various stages in the development process. The preferred routes cannot be predicted at the outset of a research and development program because they will depend upon subsequent discoveries and test results. There are numerous third-party patents in our field, and it is possible that to pursue the preferred development route of one or more of our products we will need to obtain a license to a patent, which would decrease the ultimate profitability of the applicable product. If we cannot negotiate a license, we might have to pursue a less desirable development route or terminate the program altogether.

Trade Secrets

The Company also relies on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain a competitive position in our product areas. Ecrypt employees, consultants and officers must sign a non-disclosure agreement before they are authorized to discuss particulars of the functionality of the Company's software products. All current employees, consultants and officers of the Company who are privy to confidential information have signed non-disclosure and non-competition agreements with the Company.

Environmental Issues

Through the provision of Viking Telecom services, the Company assists both government and private sector clients to safely maintain, upgrade and install telecommunication towers, assemblies, and parts to enhance communications and protect the environment.

The Company's software products and their production or provision thereof, do not directly impact the environment. Notwithstanding the foregoing, the Company strives to be environmentally friendly in all aspects of its operations.

Governmental Regulations

Work performed under Viking Telecom, is governed by the Occupational Safety and Health Administration (OSHA). OSHA is a federal organization (part of the Department of Labor) that ensures safe and healthy working conditions for Americans by enforcing standards and providing workplace safety training.

Created in response to the Occupational Safety and Health Act of 1970, OSHA's main goal is to protect the rights and safety of workers by preventing workplace injuries and deaths and holding employers accountable for safe workplaces. OSHA provides workers and employers with information about hazardous working conditions and they offer free assessment for workplace dangers.

There is a strict set of federal safety standards to which all businesses must adhere. These regulations cover things like disposal of hazardous materials, required personal safety equipment such as safety goggles, permitted noise levels and fall protection. OSHA inspects workplaces to ensure they're following all regulations to reduce chances of accident or injury.

Encryption Software is classified as a "dual-use good," meaning that it can be used by both the general public and the military. Export of such goods is regulated by The Wassenaar Arrangement on Export Controls for Conventional Arms and Dual-Use Goods and Technologies (the "Wassenaar Arrangement").

The Wassenaar Arrangement was established in order to contribute to regional and international security and stability by promoting transparency and greater responsibility in transfers of conventional arms and dual-use goods and technologies, thus preventing destabilizing accumulations. Participating States seek, through their national policies, to ensure that transfers of these items do not contribute to the development or enhancement of military capabilities, which undermine these goals, and are not diverted to support such capabilities.

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

In the United States, the Bureau of Industry and Security ("BIS") is responsible for implementing and enforcing the Export Administration Regulations ("EAR"), which regulate the export and re-export of most commercial items. Encryption software is subject to the EAR and other U.S. law, and may not be exported or re-exported to certain countries (currently Cuba, Iran, North Korea, Sudan and Syria) or to persons or entities prohibited from receiving U.S. exports. Because of this, the Company has applied and has received approval for Mass Market Status Export Authorization from the BIS. Mass Market Status is given to encryption products, which have been reviewed and classified by the BIS as exportable under certain rules and regulations, including the mass-market encryption rules of the EAR.

The procurement and use of commercially available security solutions by government, and military agencies is controlled through various regulations. In order to provide or sell a service or product to a government or military agency, a vendor or provider must be approved by and listed with the U.S. General Services Administration (GSA). Additionally, military applications also require that products be certified by the National Security Agency. The Company is pursuing such certifications and accreditations. The Company is also working with Steptoe & Johnson to determine other regulatory requirements for Ecrypt One, its enterprise-level information security soft-appliance.

Employees

The Company currently has one full-time employee, its CEO Dr. Thomas A. Cellucci. Lester Quintana has been contracted to act as SVP of Sales for the Company. Ian Treleaven has been contracted to act as VP of Product Development of the Company. Dr. Angela Natilla has been contracted to act as VP of Government Sales of the Company. And Kasia Zukowska has been contracted by the Company to act as General Manager of the Company. Various consultants have been contracted to fulfill software development and web programming duties.

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

Subsequent Events

On April 15, 2015, the Company amended the $400,000 Convertible Note issued to JMJ Financial on January 21, 2015. The amendment removes the ability for the Investor to pay additional considerations at its sole discretion, and replaces it with the stipulation that the lender may only pay additional considerations to the Company upon the mutual agreement and up to a total consideration of $360,000.

On June 2, 2015, the Company entered into a Strategic Marketing Alliance Agreement with Kaspersky Government Security Solutions ("KGSS"), a Delaware Corporation engaged in the business of providing technical expertise and advanced security capabilities to support, deploy and test government cyber-operational, network defense, and research activities and initiatives. The agreement designates Ecrypt as the worldwide agent for KGSS for the purpose of marketing and selling its products, services and capabilities to prospective government and corporate clients, as well as to resellers. The agreement further stipulates that KGSS will promote Ecrypt's solutions whenever possible.

On June 2, 2015, the Company entered into an Asset Purchase Agreement (the "Agreement") with Dependable Critical Infrastructure, Inc. f/k/a DTREDS Consolidated Inc., a Delaware corporation ("DCI"), and Viking Telecom Services, LLC, a Minnesota limited liability company ("Viking"). Pursuant to the Agreement, the parties agreed that the Company would purchase some of the assets of DCI relating to Viking which DCI had acquired from Viking (general intangibles, including contract rights, office furniture, IBM server, 2011 Chevrolet Silverado 2500 Diesel truck, and accounts receivable after January 1, 2015), in consideration of the Company (1) assuming limited liabilities associated with Viking (loan payment for Chevrolet truck in the amount of $667.80 per month, loan payment to Joshua Claybaugh of $5,000 per month 11 months); (2) issuing the owners of DCI a total of 62,236,075 shares of Company common stock; and (3) paying DCI $200,000 as soon as reasonably possible after closing of the acquisition. The Company's CEO, Dr. Cellucci, is the CEO and Chairman of DCI, and a minority owner of DCI. The foregoing descriptions of the Agreement and the terms thereof are qualified in their entirety by the full text of such agreement, which is incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 9, 2015.

On June 10, 2015, the Company entered into a Settlement Agreement and Partial Waiver and Release (the "Global Settlement Agreement") with Global Capital Partners ("Global"). Global owned 2,377,500 shares of the Company's 5,000,000 issued and outstanding shares of Series A Convertible Preferred Stock (the "Global Preferred Stock"), and was the holder of outstanding promissory notes in the original principal amount of $558,500, with accrued interest thereon due to Global of approximately $267,960 (the "Global Notes"). Per the terms of the Settlement Agreement, Global Capital returned to Ecrypt all of the Global Preferred Stock (2,377,500 shares) for cancellation. Additionally, Global Capital agreed to reduce the principal owed by the Company under the Global Notes to a total $400,000, and extinguish all past and future interest associated with the loans. In consideration, the Company issued to Global 21,397,500 restricted shares of the Company's common stock. The foregoing descriptions of the Global Settlement Agreement and the terms thereof are qualified in their entirety by the full text of such agreement, which is incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 16, 2015.

On July 9, 2015, the Company amended its Articles of Incorporation in the State of Colorado to designate a series of preferred stock, the Series B Preferred Stock. 350,000 shares of preferred stock were designated as Series B Preferred Stock. Each share of Series B Preferred Stock is convertible at the election of the holder into 100 shares of common stock, subject to a 4.9% beneficial ownership limitation, but has no voting rights until converted into common stock. The holders of the Series B Preferred Stock do not have any rights to dividends or any liquidation preferences.

Also on July 9, 2015, the Company issued 30,184,496 shares of common stock to five of the six owners of DCI pursuant to the Company's acquisition of assets from DCI described herein, and on July 17, 2015, the Company issued an additional 32 shares of common stock and 264,503 shares of Series B Preferred Stock to the remaining owner of DCI. The issuances of these shares were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as there was no general solicitation, and the transactions did not involve a public offering.

On or about July 14, 2015, Global Capital Partners, LLC, returned 2,377,500 shares of Series A Convertible Preferred Stock to the Company's transfer agent for cancellation pursuant to its settlement agreement with the Company, and after that cancellation, there were only 2,622,500 shares of Series A Convertible Preferred Stock issued and outstanding.

On July 17, 2015, the Company completed the acquisition of assets of Dependable Critical Infrastructure, Inc. ("DCI"). The Company purchased contract rights, office furniture, an IBM server, a 2011 Chevrolet Silverado 2500 Diesel truck, and accounts receivable after January 1, 2015, from DCI. The Company's CEO and one of its director, Dr. Cellucci, is the CEO, one of the directors, and a minority owner of DCI. The purchase price of the assets was $200,000, paid on or about June 19, 2015, 30,184,528 shares of common stock issued between July 9, 2015 and July 17, 2015, and 264,503 shares of Series B Preferred Stock issued on July 17, 2015.

On July 20, 2015, the Company entered into a Settlement Agreement(the "Micro-Tech Settlement Agreement") with Micro-Tech Industries, Ltd., lender and preferred shareholder of the Company ("Micro-Tech"). Micro-Tech owns 839,500 shares of the Company's 2,622,500 issued and outstanding shares of Series A Convertible Preferred Stock (the "Micro-Tech Preferred Stock"). Pursuant to the Micro-Tech Settlement Agreement, Micro-Tech agreed to immediately return all of the Micro-Tech Preferred Stock to the Company for cancellation in consideration for the Company issuing 7,975,250 shares of common stock to Micro-Tech. The foregoing descriptions of the Micro-Tech Settlement Agreement and the terms thereof are qualified in their entirety by the full text of such agreement, which is incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 23, 2015.

Also on July 20, 2015, the Company entered into a Settlement Agreement (the "Whonon Settlement Agreement") with Whonon Trading S. A., lender and preferred shareholder of the Company ("Whonon"). Whonon owns 1,783,000 shares of the Company's 2,622,500 issued and outstanding shares of Series A Convertible Preferred Stock (the "Whonon Preferred Stock"). Pursuant to the Whonon Settlement Agreement, Whonon agreed to immediately return all of the Whonon Preferred Stock to the Company for cancellation in consideration for the Company issuing 16,938,500 shares of common stock to Whonon. The foregoing descriptions of the Micro-Tech Settlement Agreement and the terms thereof are qualified in their entirety by the full text of such agreement, which is incorporated by reference to Exhibit 10.2 to our Form 8-K filed on July 23, 2015.

On July 20, 2015, the Company amended its Articles of Incorporation in the State of Colorado to designate a series of preferred stock, the Series C Preferred Stock. 1,000,000 shares of preferred stock were designated as Series C Preferred Stock. Each share of Series C Preferred Stock is convertible at the election of the holder into 100 shares of common stock, and entitles the holder thereof to 1,000 votes on all matters submitted to a vote of the stockholders of the Corporation. The holders of the Series C Preferred Stock do not have any rights to dividends or any liquidation preferences.

Also on July 20, 2015, the Company's CEO, Dr. Cellucci, and another employee of the Company, Kasia Zukowska, returned 22,376,836 and 9,600,000 shares of common stock, respectively, to the Company for cancellation in exchange for the issuance of 223,768 and 96,000 shares of Series C Preferred Stock, respectively.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

The Company does not currently own any real property. Currently the Company's principal business address is 2028 E Ben White Blvd, #240-2835, Austin, TX 78741. The costs associated are immaterial to the financial statements and, accordingly have not been reflected therein. The Company anticipates that it will explore leasing opportunities for office space during the next twelve months.

The Company uses a combination of US-based cloud services and a Canadian co-location facility to host its email and development servers.

Ecrypt owns the following internet domain names: 6REPLY.COM, 6REPLY.INFO, 6SEND.COM, 6SEND.INFO, BRAVATEK.COM, ECRYPTINC.CA, ECRYPTINC.COM, ECRYPTMAIL.COM, ECRYPTMAIL.INFO, ECRYPTONE.COM, SECUREINFORMATIONXCHANGE.COM, SECUREINFORMATIONXCHANGE.INFO, SIXPERSONAL.INFO, SIXREPLY.COM, SIXREPLY.INFO, SIXSEND.COM, SIXSEND.INFO, SIXSMB.COM, SIXSMB.INFO, VIKINGTELECOMSERVICES.COM

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any significant pending legal proceedings other than as disclosed below, and no other such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

On or about April 13, 2015, the Company was served with a lawsuit filed by George Sharp against the Company and numerous other defendants, with a cause of action against the Company for its alleged participation in sending "spam" emails to Mr. Sharp. The Company did not participate in sending any emails to Mr. Sharp, retained California litigation counsel, and filed a demurrer in California. On or about June 3, 2015, the Company and Mr. Sharp entered into a settlement agreement, and the case against the Company was subsequently dismissed with prejudice.

On July 16, 2015, the Company's independent certifying accounting firm, Sadler Gibb & Associates, LLC, notified the Company during a phone call that a consultant, Jay Lake, to the Company's outside accountant, One Blue Mountain, was subject to a PCAOB order barring Mr. Lake from being an associated person of a registered public accounting firm. Pursuant to Section 105(c)(7) of the Sarbanes-Oxley Act of 2002, it is unlawful for a person subject to such an association bar to willfully associate with an issuer in an accountancy or a financial management capacity without the consent of the PCAOB or the Securities and Exchange Commission, and for an issuer to permit such person to associate with the issuer if the issuer knew or should have known in the exercise of reasonable care of the association bar. On July 17, 2015, we transitioned to using another outside accountant in lieu of One Blue Mountain, and on July 22, 2015, formally terminated One Blue Mountain. On July 21, 2015, the Company reported the matter to the Securities and Exchange Commission.

 ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's shares are approved for trading on the OTCBB under the symbol "ECRY." The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim period, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)
2013	HIGH	LOW
Quarter Ended March 31	$0.2	$0.12
Quarter Ended June 30	$0.17	$0.1
Quarter Ended September 30	$0.28	$0.05
Quarter Ended December 31	$0.24	$0.12

2014	HIGH	LOW
Quarter Ended March 31	$0.2	$0.08
Quarter Ended June 30	$0.27	$0.12
Quarter Ended September 30	$0.26	$0.09
Quarter Ended December 31	$0.59	$0.09

2015	HIGH	LOW
Quarter Ended March 31	$0.168	$0.025

Holders

As of August 4, 2015, there were 213,863,543 shares of common stock issued and outstanding and approximately 39 shareholders of record.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2015 or 2014. There are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors and the loan agreements and general security agreements covering the Company's assets do not limit its ability to pay dividends. The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company's assets, after payment of the liabilities, is less than the aggregate of the Company's liabilities and stated capital of all classes.

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

Overview & Plan of Operation

Ecrypt Technologies, Inc., a Colorado corporation, was incorporated in the State of Colorado, on April 19, 2007. The Company provides security, defense, and information security solutions, which assist corporate entities, governments and individuals in protecting their organizations and/or critical infrastructures against error, and physical and cyber attack. The Company's business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, hardware and services.

Currently, the Company's primary business operations are focused on expanding its strategic marketing program of allied products and services of which the Company is designated as the exclusive, or non-exclusive, marketing and distribution agent within the USA and abroad.

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

In addition to the foregoing, in an effort to advance the business operations of the Company, over the next twelve (12) months the Company plans to undertake the following actions in the order in which they are listed:

1.	Continue distribution on Ecrypt One Software packages;

2.	Continue fulfilling Viking Telecom services backlog;

3.	Continue distribution of allied products and services;

4.	Continue developing strategic marketing alliance program;

5.	Continue development and testing of additional Ecrypt One features and capabilities;

The foregoing business actions are goals of the Company. There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended March 31, 2015 as compared to the fiscal year ended March 31, 2014. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States ("GAAP").

Results of Operation for Ecrypt Technologies, Inc. for the Fiscal Year Ended March 31, 2015 Compared to the Fiscal Year Ended March 31, 2014.

Revenue

Revenue. During the fiscal year ended March 31, 2015, the Company had revenues of $190 as compared to revenues of $1,270 during the fiscal year ended March 31, 2014, a decrease of $1,080, or approximately 85.039%. The decrease in revenue experienced by the Company was primarily attributable to the fact that the Company discontinued sales of One on One and Ecrypt Me on June 30, 2013.

Operating Expenses

Operating Expenses. During the fiscal year ended March 31, 2015, the Company had operating expenses of $1,800,549 as compared to operating expenses of $396,806 during the fiscal year ended March 31, 2014, an increase of approximately $1,403,743 or 353.761%. The increase in operating expenses experienced by the Company was primarily attributable to an increase in amortization and depreciation expenses, an increase in advertisement and promotion expenses, general and administrative expenses and professional fees expenses experienced by the Company.

Net Loss

The Company had a net loss of $(3,323,992) for the fiscal year ended March 31, 2015 as compared to a net loss of $(6,783,349) for the fiscal year ended March 31, 2014, a change of $3,459,357 or approximately 50.998%. The change in net loss experienced by the Company was primarily attributable to a decrease in financing cost experienced by the Company.

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

For the fiscal year ended March 31, 2015 we primarily funded our business operations with the proceeds from convertible note financing. During the next twelve months, we plan to seek to generate the necessary capital to fund our business operations and complete our desired business activity through sales of Viking Telecom services, Ecrypt One software, and strategic marketing affiliate products and services. If we are unable to generate the necessary capital through the sales of these products, we may conduct a private placement offering to seek to raise the necessary working capital to fund our business operations, or continue to rely on related party loans to fund our business operations.

The following discussion outlines the state of our liquidity and capital resources for the fiscal year ended March 31, 2015, compared to the fiscal year ended March 31, 2014:

Total Current Assets & Total Assets

Our audited balance sheet reflects that: i) as of March 31, 2015, we have total current assets of $302,381 as compared to total current assets of $15,504 as of March 31, 2014, an increase of $286,877, or approximately 1,850.341%; and ii) as of March 31, 2015, we have total assets of $365,831, compared to total assets of $23,330 as of March 31, 2014, an increase of $342,501, or approximately 1,468.070%. The increase in the Company's total current assets and total assets from March 31, 2014 to March 31, 2015 was primarily attributable to an increase in the Company's cash, an increase in the Company's pre-paid expenses, intangible assets, and an increase in the Company's note receivable.

Cash: As of March 31, 2015, our audited balance sheet reflects that we have cash of $203,072 as compared to $15,504 at March 31, 2014, an increase of $187,568, or approximately 1,209.806%. The increase in the Company's cash from March 31, 2014 to March 31, 2015 was primarily attributable to the fact that during the period ended March 31, 2015 the Company obtained additional cash via convertible notes.

Total Current Liabilities & Total Liabilities

As of March 31, 2015, our audited balance sheet reflects that we have total current liabilities of $2,501,984 as compared to total current liabilities of $1,531,814 at March 31, 2014, an increase of $970,170, or approximately 63.335%. We have total liabilities of $2,501,984 as compared to total liabilities of $1,646,644 at March 31, 2014, an increase of $855,340, or approximately 51.944%. The increase in the Company's total liabilities from March 31, 2014 to March 31, 2015 was primarily attributable to the fact that the Company issued convertible notes, experienced an increase in interest expense, and experienced an increase in derivative liabilities during the period ended March 31, 2015.

Cash Flow for the Company for the Fiscal Year Ended March 31, 2015 as Compared to the Fiscal Year Ended March 31, 2014

Operating Activities During the fiscal year ended March 31, 2015, the net cash used by the Company in operating activities was $497,853 as compared to net cash used in operating activities of $360,859 during the fiscal year ended March 31, 2014, a change of $136,994. The increase in net cash used in operating activities was primarily attributable to an increase in stock issued for compensation, an increase in stock issued for services, an increase in loss on extinguishment of debt, an increase in loss on derivative liability, an increase in initial derivative expense, an increase in options issued for services, an increase in accounts payable and accrued liabilities, and an increase in interest accrued on convertible notes.

Investing Activities During the fiscal year ended March 31, 2015, the net cash used by the Company in investing activities was $123,246, as compared to net cash used in investing activities of $ nil during the fiscal year ended March 31, 2014, a change of $123,246. The change in net cash used by investing activities was primarily attributable to the fact that the Company issued a loan to a third party.

Financing Activities During the fiscal year ended March 31, 2015, the net cash provided by financing activities was $808,667, as compared to net cash provided by financing activities of $365,500 during the fiscal year ended March 31, 2014, an increase of $443,167, or approximately 121.25%. The change in net cash provided by financing activities was primarily attributable to the fact that during the fiscal year ended March 31, 2015, the Company obtained more cash via convertible notes.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

ECRYPT TECHNOLOGIES, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED MARCH 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

eCrypt Technologies, Inc.

We have audited the accompanying balance sheet of eCrypt Technologies, Inc. ("the Company") as of March 31, 2015, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of eCrypt Technologies, Inc. as of March 31, 2015, and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated no sustainable revenue to date, has an accumulated deficit, and is dependent on financial support from its shareholders, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

August 4, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ecrypt Technologies, Inc.

We have audited the accompanying balance sheets of Ecrypt Technologies, Inc. (the "Company") as of March 31, 2014 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ecrypt Technologies, Inc. as of March 31, 2014 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

July 10, 2014

Ecrypt Technologies, Inc.

BALANCE SHEETS

	March 31,	March 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash	$203,072	$15,504
Prepaid expenses	40,105	-
Note receivable	59,204	-
TOTAL CURRENT ASSETS	302,381	15,504

LONG TERM ASSETS
Property and equipment, net	6,340	7,826
Intangible assets, net	57,110	-
TOTAL LONG TERM ASSETS	63,450	7,826

TOTAL ASSETS	$365,831	$23,330

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$157,249	$26,180
Accounts payable-related party	13,200	13,200
Accrued interest	82,956	85,816
Accrued interest on loan-related party	267,960	193,764
Notes payable-related party	558,500	553,000
Notes payable	430,788	659,854
Convertible notes payable net of discount	166,568	-
Derivative liabilities	824,763	-
TOTAL CURRENT LIABILITIES	2,501,984	1,531,814

LONG TERM LIABILITIES
Notes payable	-	100,000
Notes payable-related party	-	5,500
Accrued interest	-	8,913
Accrued interest on loan-related party	-	417
TOTAL LONG TERM LIABILITIES	-	114,930

TOTAL LIABILITIES	2,501,984	1,646,644
STOCKHOLDERS' DEFICIT
Preferred stock (10,000,000 Shares Authorized; Par Value $.0001 5,000,000 and 5,000,000 shares issued and outstanding as at March 31, 2015 and March 31, 2014)	500	500
Common stock (500,000,000 Shares Authorized; No Par Value; 162,205,494 and 135,979,802 shares issued and outstanding as at March 31, 2015 and March 31, 2014)	2,072,814	1,029,161
Additional paid in capital	8,150,332	6,429,500
Stock subscription payable	55,480	8,812
Accumulated deficit	(12,415,279)	(9,091,287)
TOTAL STOCKHOLDERS' DEFICIT	(2,136,153)	(1,623,314)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$365,831	$23,330

The accompanying notes are an integral part of these financial statements.

Ecrypt Technologies, Inc.

STATEMENTS OF OPERATIONS

	For the year ended March 31,	For the year ended March 31,
	2015	2014

REVENUES
Sales	$190	$1,270

OPERATING EXPENSES
Amortization and depreciation	5,166	4,048
Advertisement and promotion	18,900	19,953
General and administrative	1,687,903	288,739
Professional fees	88,580	84,066
TOTAL OPERATING EXPENSES	1,800,549	396,806

OPERATING LOSS	(1,800,549)	(395,536)

OTHER INCOME (EXPENSES)
Interest expense	(193,314)	(68,799)
Interest expense related party	-	(69,015)
Derivative expense	(279,521)	-
Loss on derivative liabilities	(160,869)	-
Loss on extinguishment of debt	(714,711)	-
Amortization of debt discount	(166,568)	-
Amortization of debt offering costs	(14,543)	-
Debt forgiveness	5,893	-
Financing Cost	-	(6,250,000)
TOTAL OTHER EXPENSES	(1,523,633)	(6,387,813)

NET LOSS	$(3,323,992)	$(6,783,349)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	133,601,913	135,920,110

Loss per share
Basic and diluted	$(0.02)	$(0.05)

The accompanying notes are an integral part of these financial statements.

Ecrypt Technologies, Inc.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Shares		Common Shares		Additional Paid	Stock/ Subscriptions	Retained Earnings	Total Stockholders'
	Number	Amount	Number	Amount	in Capital	Payable	(Deficit)	Deficit

Balance March 31, 2014	5,000,000	$500	135,979,802	$1,029,161	$6,429,500	$8,812	$(9,091,287)	$(1,623,314)

Shares issued for compensation	-	-	4,106,014	378,386	-	43,172	-	421,558
Cancellation of shares	-	-	(9,600,000)	-	-	-	-	-
Shares issued debt conversion	-	-	29,905,505	507,316	-	-	-	507,316
Shares issued for cash	-	-	1,470,000	147,000	-	-	-	147,000
Shares issued for legal services	-	-	344,173	10,951	-	3,496	-	14,447
Compensation-warrants/options	-	-	-	-	813,827	-	-	813,827
Derivative liabilities settled with issuance of common stock	-	-	-	-	907,005	-	-	907,005
Net loss for the year ended March 31, 2015	-	-	-	-	-	-	(3,323,992)	(3,323,992)
Balance March 31, 2015	5,000,000	$500	162,205,494	$2,072,814	$8,150,332	$55,480	$(12,415,279)	$(2,136,153)

The accompanying notes are an integral part of these financial statements.

Ecrypt Technologies, Inc.

STATEMENTS OF CASH FLOWS

	For the year ended March 31,	For the year ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,323,992)	$(6,783,349)
Adjustments for non-cash items:
Amortization and depreciation	8,418	4,048
Preferred stock issued for financing cost	-	6,250,000
Stock issued for compensation	421,558	23,812
Stock issued for services	14,447	-
Loss on extingishment of debt	708,822	-
Loss on derivative liabilitiy	160,869	-
Intial devivative expense	279,521	-
Options issued for services	813,827	-
Amortization of debt discount	166,568	-
Changes in operating assets and liabilities:
Prepaid expenses	(40,105)
Accounts payable and accrued liabilities	131,069	(1,883)
Accrued interest	87,366	68,798
Accrued interest on loan-related party	73,779	69,015
Accounts payable-related party	-	8,700

NET CASH USED IN OPERATING ACTIVITIES	(497,853)	(360,859)

CASH FLOWS FROM INVESTING ACTIVITIES
Computer equipment	(3,680)	-
Software development costs	(60,362)	-
Note receivable	(59,204)	-
NET CASH USED IN INVESTING ACTIVITIES	(123,246)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance	147,000	-
Proceeds from notes payable	85,000	360,000
Proceeds from convertible debt	576,667	-
Proceeds from loan-related party	-	5,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	808,667	365,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	187,568	4,641

CASH AND CASH EQUIVALENTS
Beginning of year	15,504	10,863

End of year	$203,072	$15,504

Supplemental disclosures of cash flow information:
Shares issued in settlement of interest on convertible debt	$1,414,321	$-
Original issue discounts	$27,056	$-
Original debt discount against derivative liabilities	$576,667	$-
Common stock issued to satisfy common stock payable	$8,812	$14,625
Intial value of the derivative liabilities	$499,994	$-

The accompanying notes are an integral part of these financial statements.

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

1. Nature of Operations

Ecrypt Technologies Inc., a Colorado corporation ("the Company"), was incorporated on April 19, 2007. The Company's business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, hardware and services. Products include software, hardware and services, and span a diverse variety of industries including, but not limited to, email security, user authentication, robotics, and cyber breach protection.

2. Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America ("US GAAP").

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Such estimates and assumptions impact both assets and liabilities, including but not limited to: net realizable value of accounts receivable, estimated useful lives and potential impairment of property and equipment, the valuation of intangible assets, estimate of fair value of share based payments and derivative liabilities, estimates of fair value of warrants issued and recorded as debt discount, estimates of tax liabilities and estimates of the probability and potential magnitude of contingent liabilities.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non-conforming events. Accordingly, actual results could differ significantly from estimates.

Fiscal Year

The Company's fiscal year-end is March 31.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives, ranging from 5-7 years of the respective assets. Expenditures for maintenance and repairs are charged to expense as incurred.

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows.

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the "more likely than not" criteria of ASC 740.

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the "more-likely-than-not" threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception (April 19, 2007) up to March 31, 2015 of $12,415,279 which raises substantial doubt about its ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 - Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 - Unobservable inputs reflecting the Company's assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3.

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 "Debt with Conversion and Other Options" for consideration of any beneficial conversion feature.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, the Company may provide the debt holder with an original issue discount. The original issue discount would be recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Extinguishments of Liabilities

The Company accounts for extinguishments of liabilities in accordance with ASC 860-10 (formerly SFAS 140) "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". When the conditions are met for extinguishment accounting, the liabilities are derecognized and the gain or loss on the sale is recognized.

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

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation - Employees

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees' expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the actual method to calculate expected term of share options and similar instruments as the company does have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity's shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses its actual historical volatility over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments. We expect and use zero rate.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Generally, all forms of share-based payments, including stock option grants, warrants and restricted stock grants and stock appreciation rights are measured at their fair value on the awards' grant date, based on estimated number of awards that are ultimately expected to vest.

The expense resulting from share-based payments is recorded in general and administrative expense in the statements of operations.

Stock-Based Compensation - Non Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification ("Sub-topic 505-50").

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder's expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder's expected exercise behavior.

•

Expected volatility of the entity's shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses its actual historical volatility over the expected contractual life of the share options or similar instruments as its expected volatility.

•

Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments. We expect and use zero rate.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

3. Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and "represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results." The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although "major" is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

In May 2014, the FASB has issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The guidance in this update supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition." In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles-Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No, 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We do not believe the adoption of this update will have a material impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

4. Stockholders' Deficit

a) Authorized:

500,000,000 Common shares with no par value; 162,205,494 Common shares issued and outstanding;

10,000,000 Preferred shares with $0.0001 par value; 5,000,000 Preferred shares issued and outstanding:

During the year ended March 31, 2015, the Company effected the following stock transactions:

During the year ended March 31, 2015, the company cancelled 9,600,000 shares of common stock.

During the year ended March 31, 2015, the company issued 29,905,505 shares of common stock for debt conversions with a value of $507,316.

During the year ended March 31, 2015 the company issued 4,106,014 shares of common stock for compensation valued at $421,558. The per share price of the shares ranged from $0.03 to $0.19.

During the year ended March 31, 2015, the Company entered into private placement subscription agreements that offered a total of 1,470,000 units for a value of $147,000, or $0.10 per unit. Each unit consists of one (1) share of the Company's common stock, and one-half (1/2) common stock purchase Warrant. One full warrant entitles the holder to purchase one (1) share of the Corporation's common stock at a price of $0.15 per share at any time within a 12 month period from the date of closing.

During the year ended March 31, 2015, the Company issued 344,173 shares of common stock in exchange for legal services valued at $14,447.

5. Stock Options and Warrants

On February 16, 2012 the Company granted a non-qualified stock option to its director as compensation for his services. The director is entitled to purchase a total of three hundred thousand (300,000) shares of restricted common stock for a price equal to $0.30 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12 month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the "Vesting Period"). As of March 31, 2015, the director has not exercised any rights. The total fair value of these options at the date of grant was estimated to be $180,000 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 1.99%, a dividend yield of 0% and expected volatility of 419%. This $180,000 was recorded as stock based compensation expense through March 31, 2014 based on three hundred thousand (300,000) options vested.

	Number of Options	Weighted-Average Exercise Price per share		Weighted- Average Remaining Life (Years)
Outstanding at as at 3/31/2014	300,000		$0.30	9.88
Granted	-		$-	-
Exercised	-	$	NA	NA
Cancelled	-	$	NA	NA
Outstanding as at 3/31/2015	300,000		$0.30	8.88
Exercisable at 3/31/2015	300,000		$0.30

On March 27, 2015 the Company granted a non-qualified cashless stock warrant to its officer as compensation for his services. The officer is entitled to purchase a total of thirty million (30,000,000) shares of restricted common stock for a price equal to $0.03 per share (Exercise Price), exercisable over a five-year period thereafter.

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2015, the officer has not exercised any rights. The total fair value of these options at the date of grant was estimated to be $813,827 and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.42%, a dividend yield of 0% and expected volatility of 207.12%. $813,827 was recorded as stock based compensation expense through March 31, 2015 based on a total of thirty million (30,000,000) shares vested.

	Number of warrants	Weighted-Average Exercise Price per share		Weighted- Average Remaining Life (Years)
Outstanding at as at 3/31/2014	-0-		$-0-	-0-
Granted	30,000,000		$.03	5.0
Exercised	-	$	NA	NA
Cancelled	-	$	NA	NA
Outstanding as at 3/31/2015	30,000,000		$0.03	5.0
Exercisable at 3/31/2015	30,000,000		$0.03

During the year ended March 31, 2015, the Company entered into a private placement subscription agreement that offers a total of 1,470,000 units for a value of $147,000, or $0.10 per unit. Each unit consists of one (1) share of the Company's common stock, and one-half (1/2) common stock purchase Warrant. One full warrant entitles the holder to purchase one (1) share of the Corporation's common stock at a price of $0.15 per share at any time within a 12 month period from the date of closing from July 2015.

As of March 31, 2015, the warrant holders have not exercised any rights. The total fair value of these options at the date of grant was estimated to be $89,432 and was determined using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of .25%, a dividend yield of 0% and expected volatility in a range of 185.10% to 207.49%. $89,432 was not recorded as expense through March 31, 2015 since the warrants were issued in a private placement in exchange for cash.

	Number of warrants	Weighted-Average Exercise Price per share		Weighted- Average Remaining Life (Years)
Outstanding at as at 3/31/2014	-0-		$-0-	-0-
Granted	735,000		$.15	.5
Exercised	-	$	NA	NA
Cancelled	-	$	NA	NA
Outstanding as at 3/31/2015	735,000		$0.15	.5
Exercisable at 3/31/2015	735,000		$0.15

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

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

The total fair value of these warrants at the date of grant was estimated to be $41,250 and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.28%, a dividend yield of 0% and expected volatility of 191.21%. $41,250 was recorded as derivative expense as of the date of issuance and as of March 31, 2015 a derivative liability of $23,925 is reflected on the balance sheet.

	Number of warrants	Weighted-Average Exercise Price per share		Weighted- Average Remaining Life (Years)
Outstanding at as at 3/31/2014	-0-		$-0-	-0-
Granted	916,667		$.10	5.0
Exercised	-	$	NA	NA
Cancelled	-	$	NA	NA
Outstanding as at 3/31/2015	916,667		$0.10	5.0
Exercisable at 3/31/2015	916,667		$0.10

6. Loan-Related Party

As of March 31, 2015 and March 31, 2014, the balance of loans due to a related party was $558,500 and $553,000, respectively.

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

Interest expense for the years ended March 31, 2015, and 2014, was $193,313 and $35,351 respectively.

7. Note Payable

As of March 31, 2015 and March 31, 2014, the balance of loans due to third parties was $430,788 and $759,854, respectively. During the year ended March 31, 2015 The loan balance was reduced by the issuance of convertible debt of $500,000 and the forgiveness of debt and interest payable of $5,893.

The Company issued on December 18, 2012 a $49,980 unsecured note payable to a third party. The note bears interest at 10%, compounded annually and matured on December 18, 2014. On February 16, 2015 the Company secured a note payable extension through April 1, 2015 with no change in original terms of the agreement.

8. Convertible Debt and Derivative Liabilities

The Company has received subscriptions receivable totaling $300,000 through the issuances of two 8% convertible promissory notes The outstanding balance of these notes are convertible into a variable number of the Company's common stock. Based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion The outstanding balance of this note is convertible into a variable number of the Company's common stock. Therefore the Company accounted for these Notes under ASC Topic 815-15 "Embedded Derivative." The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note.

The balance of the convertible note at March 31, 2015 net of the discount and net of the receivable amounted to $-0-

A recap of the balance of outstanding convertible debt is as follows:

Principal balance	$300,000
Receivable-reflected in equity	(300,000)
Balance maturing for the period ending:
March 31, 2015	$-0-

The Company has extinguished debt totaling $500,000 through the issuances of two 8% and one 10% convertible promissory notes. The outstanding balances of these notes are convertible into a variable number of the Company's common stock. Based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion Therefore the Company accounted for these Notes under ASC Topic 815-15 "Embedded Derivative." The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note.

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Amortization of the discounts for the year ended March 31, 2015 totaled $166,568, which was charged to expense.

The Company valued the derivative liabilities at March 31, 2015 at $824,763. The Company used the Black Scholes Option Model with a risk-free interest rates from .014% to .56%, volatility from 187.69 to 324.12%%, trading prices from $.014 to $.149 per share and conversion prices from $.002 to $.149 per share.

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

On January 21, 2015, the Company issued a convertible promissory note in the face amount of $400,000, of which the Company is to assume $40,000 in original interest discount ("OID"), which together with any unpaid accrued interest is due two years after any funding of the note. The note is to be funded at the note holders discretion, and the initial tranche was funded on January 21, 2015, when the Company received cash in the amount of $50,000. The note is pre-payable for 90 days without interest, and incurs a one-time interest charge of 12% thereafter. The note balance funded (plus a pro rata portion of the OID together with any unpaid accrued interest) is convertible into shares of Company common stock at a conversion price equal to the lesser of $0.08 or 60% of the lowest traded price during the 25 prior trading days.

On February 3, 2015, the Company issued a collateralized secured convertible promissory for a 10% convertible promissory note with an aggregate principal amount of $252,500, of which the company is to assume an original issue discount of $22,500 (the "OID") and legal fees and other expenses totaling $5,000, which together with any unpaid accrued interest is due on November 3, 2015. The note is to be issued in tranches with an initial tranche of $87,500, of which the company received $75,000 on February 6, 2015, with the remaining $5,000 being used for legal and other expenses and the Company assuming $7,500 of the OID. This convertible note together with any unpaid accrued interest is convertible into shares of Company common stock at a conversion price equal to the 60% of the average of the lowest three closing bid prices during the 20 prior trading days. The remaining three tranches, which have not yet been funded, of $55,000 under the note will consist of $50,000 in principal and $5,000 of the OID, and may be offset by three $50,000 promissory notes issued in favor of the Company, accruing interest at 8% per annum and maturing on November 3, 2015. In conjunction with the convertible note issued by the Company and the three promissory notes issued to the Company for the three additional tranches of funding to the Company, the Company issued four warrants for a total number of shares equal to $123,750 ($41,250 for the first warrant corresponding to funding on February 6, 2015, and $27,500 for the other three warrants corresponding to the future tranches of funding to the Company) divided by the conversion market price in the convertible note. The warrants have an exercise price of $0.10, subject to adjustment, and expire on January 3, 2020. Each of the warrants is only exercisable after the corresponding tranche of funding to the Company has been paid. Therefore, the first warrant is currently exercisable, but the other three warrants are not.

On February 10, 2015, the Company entered into an equity purchase agreement with a third party investor dated February 6, 2015, whereby the third party agreed to purchase up to $1,800,000 of the Company's common stock, to be registered in a Form S-1 registration statement. The agreement will have a one-year term unless sooner terminated because $1,800,000 of the Company's common stock has already been sold to the investor. During the term, the Company will have the right to deliver up to two put notices per month requiring it to purchase up to a maximum of $75,000 of shares for a specific amount. The purchase price for the shares covered by the put notice shall be equal to 75% of the lowest closing bid price for the ten trading days immediately preceding clearing of the estimated put shares (defined below). The Company will deliver to the investor, simultaneously with delivery of a put notice, a number of shares equal to 120% of the investment amount divided by the closing price of the Company's common stock on the day preceding the put notice date. The actual number of shares purchased by the investor for the investment amount shall then be calculated by dividing the investment amount by the put purchase price. Any excess estimated put shares shall then be returned to the Company. The number of Shares sold to the investor at any time shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by the investor, would result in the investor owning more than 9.99% of all of the Company's common stock then outstanding. Finally, as part of the equity purchase agreement, the investor is prohibited from executing any short sales of the Company's common stock during the term of the equity purchase agreement.

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

9. Fair Value Measurement

The company uses the Black-Sholes model to calculate the fair value of the derivative liability.

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of March 31, 2014 and 2015 consisted of the following:

	Fair Value Measurements Using
Description	Total Fair Value at March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$824,763	$-	$824,763	$-

Fair Value Measurements Using
Description	Total Fair Value at March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$-	$-	$-	$-

10. Income Taxes

The Company has a deferred tax asset as shown in the following:

	2015	2014
Deferred tax asset:
Tax loss carryforward	$3,163,345	$2,987,956
Valuation allowance	(3,163,345)	(2,987,956)
Net deferred tax asset	$0	$0

A valuation allowance has been recognized to offset the deferred tax assets because realization of such assets is uncertain.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	2015	2014
Tax benefit at statutory rates	$260,759	$2,373,407
Change in valuation allowance	$(260,759)	$(2,373,407)
Net provision for income taxes	$0	$0

The Company has net operating loss carry-forwards of approximately $9,304,000 at March 31, 2015 that expire beginning in 2025. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to a recapitalization and subsequent stock issuances.

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

11. Commitments and Contingencies

None.

12. Earnings Per Share - Potential Dilutive Securities

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon on exercise of stock options and warrants (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The Company had 34,291,724 and 0 in potentially as March 31, 2015 and 2014, respectively.

13. Subsequent Events

On April 10, 2015, the Company issued a convertible promissory note in the face amount of $105,000, which bears interest at the rate of 10% per annum, is due and payable on April 10, 2016, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to the lesser of (a) 60% of the lowest trading price during the 20 days preceding the execution of the note, or (b) 60% of the of the lowest traded price during the 3 trading days preceding conversion. The note was funded on April 10, 2015.

On February 10, 2015, the Company entered into an engagement for legal representation, whereby the Company agreed for compensation to consist of $1,000 in cash and the issuance of shares of the Company's stock equal to $3,000 divided by the lowest traded price of the Client's common stock during the previous month. From April 1, 2015 through June 13, 2015, the Company issued a total of 470,881 shares of common stock for a value of $12,000.

On June 2, 2015, the Company entered into Asset Purchase Agreement with Dependable Critical Infrastructure, Inc. f/k/a DTREDS Consolidated Inc., a Delaware corporation ("DCI"), and Viking Telecom Services, LLC, a Minnesota limited liability company ("Viking"). Pursuant to the Agreement, the parties agreed that the Company would purchase assets of DCI relating to Viking which DCI had acquired from Viking (general intangibles, including contract rights, office furniture, IBM server, 2011 Chevrolet Silverado 2500 Diesel truck, and accounts receivable after January 1, 2015), in consideration of the Company (1) assuming limited liabilities associated with Viking (loan payment for Chevrolet truck in the amount of $668 per month, loan payment to Joshua Claybaugh of $5,000 per month 11 months), (2) issuing the owners of DCI a total of 62,236,075 shares of Company common stock, and (3) paying DCI $200,000 as soon as reasonably possible after closing of the acquisition. The Company's CEO, Dr. Cellucci, is the CEO and Chairman of DCI, and a minority owner of DCI. On July 9, 2015 the Company issued a total of 30,184,528 shares of common stock and 264,503 shares of Series B preferred stock under this agreement.

On June 14, 2015, Company entered into a Settlement Agreement and Partial Waiver and Release (the "Settlement Agreement") with a Nevada corporation, lender and preferred shareholder of the Company ("Global"). Global owns 2,377,500 shares of the Company's 5,000,000 issued and outstanding shares of Series A Convertible Preferred Stock (the "Global Preferred Stock"), and is the holder of outstanding promissory notes in the original principal amount of $558,500, with accrued interest thereon due to Global of approximately $267,960 (the "Global Notes"). Pursuant to the Settlement Agreement, Global agreed to (1) waive interest due under the Global Notes and waive $158,500 of principal due under the Global Notes, such that only $400,000 of principal and interest would be considered outstanding as of the settlement agreement date, and (2) immediately return all of the Global Preferred Stock to the Company for cancellation, in consideration for the Company issuing 21,397,500 shares of common stock to Global. As of July 31, 2015, Global returned its 2,377,500 shares of Series A Convertible Preferred Stock to the Company's transfer agent for cancellation pursuant to its settlement agreement with the Company, and after that cancellation, there were only 2,622,500 shares of Series A Convertible Preferred Stock issued and outstanding. As of July 31, 2015, the 21,397,500 common shares had not been issued.

ECRYPT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

On December 19, 2014, the Company issued a convertible back end note, with a face value of $156,000 and stated interest of 8% to a third party investor. The note is convertible at any time following the funding of the note, convertible into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. The note was funded on June 18, 2015.

On December 19, 2014, the Company issued a convertible back end note, with a face value of $156,000 and stated interest of 8% to a third party investor. The note is convertible at any time following the funding of the note, convertible into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. The note was funded on June 18, 2015.

On December 19, 2014, the Company issued a convertible note payable, with a face value of $156,000 and stated interest of 8% to a third party investor. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 67% of the lowest closing bid prices for 20 days prior to conversion. On June 30, 2015, the investor converted a total of $31,500 of the face value and $1,874.47 of accrued interest, into 6,668,226 shares of common stock.

On July 20, 2015, the Company entered into a Settlement Agreement(the "Micro-Tech Settlement Agreement") with Micro-Tech Industries, Ltd., lender and preferred shareholder of the Company ("Micro-Tech"). Micro-Tech owns 839,500 shares of the Company's 2,622,500 issued and outstanding shares of Series A Convertible Preferred Stock (the "Micro-Tech Preferred Stock"). Pursuant to the Micro-Tech Settlement Agreement, Micro-Tech agreed to immediately return all of the Micro-Tech Preferred Stock to the Company for cancellation in consideration for the Company issuing 7,975,250 shares of common stock to Micro-Tech. As of July 31, 2015, the 839,500 preferred shares had not been cancelled and the common shares not issued.

On July 20, 2015, the Company entered into a Settlement Agreement (the "Whonon Settlement Agreement") with Whonon Trading S. A., lender and preferred shareholder of the Company ("Whonon"). Whonon owns 1,783,000 shares of the Company's 2,622,500 issued and outstanding shares of Series A Convertible Preferred Stock (the "Whonon Preferred Stock"). Pursuant to the Whonon Settlement Agreement, Whonon agreed to immediately return all of the Whonon Preferred Stock to the Company for cancellation in consideration for the Company issuing 16,938,500 shares of common stock to Whonon. As of July 31, 2015, the preferred shares had not been cancelled and the common shares not issued.

On July 20, 2015, the Company's Officer returned 22,376,836 shares of common stock to the Company for cancellation in exchange for the issuance of 223,768 shares of Series C Preferred Stock.

On July 20, 2015, a related party shareholder returned 9,600,000 shares of common stock to the Company for cancellation in exchange for the issuance of 96,000 shares of Series C Preferred Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean the company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2015 based upon the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2015, the Company's internal control over financial reporting contained a material weakness due to a failure by the Company to properly record and value stock transactions relating to stock options issued by the Company, as well as to correctly accrue for accounts payable, and as a result of such material weaknesses, our internal controls over financial reporting were not effective as of March 31, 2015. To remediate the weaknesses in our internal controls over financial reporting, we intend to: i) reconcile stock issuance transactions against the agreements underlying such stock issuance transactions to ensure that equity issuances are properly accounted for; and ii) implement a review board to review the stock issuance transactions and accounts payable accruals to ensure that they are properly valued and accounted for.

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

Except as disclosed herein, there was no significant change in the Company's internal control over financial reporting during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

On July 16, 2015, the Company's independent certifying accounting firm, Sadler Gibb & Associates, LLC, notified the Company during a phone call that a consultant, Jay Lake, to the Company's outside accountant, One Blue Mountain, was subject to a PCAOB order barring Mr. Lake from being an associated person of a registered public accounting firm. Pursuant to Section 105(c)(7) of the Sarbanes-Oxley Act of 2002, it is unlawful for a person subject to such an association bar to willfully associate with an issuer in an accountancy or a financial management capacity without the consent of the PCAOB or the Securities and Exchange Commission, and for an issuer to permit such person to associate with the issuer if the issuer knew or should have known in the exercise of reasonable care of the association bar. On July 17, 2015, we transitioned to using another outside accountant in lieu of One Blue Mountain, and on July 22, 2015, formally terminated One Blue Mountain. On July 21, 2015, the Company reported the matter to the Securities and Exchange Commission.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Significant Employees

The following table sets forth, as of March 31, 2015, the respective positions and ages of our directors and executive officers of the Company. Each director has been elected to hold office until the next annual meeting of shareholders and thereafter until his successor is elected. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Name	Age	Position	Director or Officer Since
Dr. Thomas A. Cellucci (1)	57	Chief Executive Officer, Director	March 27, 2014
Brad Lever (2)	40	Director, Chief Operating Officer, Chief Financial Officer	April 2007
Curt Weldon (3)	67	Chairman of the Board of Directors	February 9, 2011
Jay M. Cohen (4)	68	Director	February 15, 2011
Dr. Erik G. Mettala (5)	65	Director	July 5, 2011
Thomas N. Trkla (6)	55	Director	February 22, 2012
Debbie King (7)	55	Director	March 16, 2015
Charles Brooks (8)	57	Director	March 16, 2015

(1)	As disclosed on Form 8-K filed with the Securities and Exchange Commission on June 17, 2014, Dr. Thomas A. Cellucci assumed the role of Chief Executive Officer.
(2)	As disclosed on Form 8-K filed with the Securities and Exchange Commission on March 17, 2015, on March 11, 2015 Brad Lever resigned as Director. As disclosed on Form 8-K filed with the Securities and Exchange Commission on May 14, 2015, on May 12, 2015 Brad Lever resigned as COO and CFO.
(3)	As disclosed on Form 8-K filed with the Securities and Exchange Commission on March 17, 2015, on March 13, 2015 Curt Weldon resigned as Director and Chairman of the Board. At the same time, Thomas A. Cellucci was appointed Chairman.
(4)	As disclosed on Form 8-K filed with the Securities and Exchange Commission on March 17, 2015, on March 11, 2015 Jay M. Cohen resigned as Director.
(5)	As disclosed on Form 8-K filed with the Securities and Exchange Commission on March 17, 2015, on March 12, 2015 Dr. Erik Mettala resigned as Director.
(6)	As disclosed on Form 8-K filed with the Securities and Exchange Commission on March 17, 2015, on March 13, 2015 Thomas N. Trkla resigned as Director.
(7)	As disclosed on Form 8-K filed with the Securities and Exchange Commission on March 17, 2015, on March 16, 2015 Debbie King was appointed Director.
(8)	As disclosed on Form 8-K filed with the Securities and Exchange Commission on March 17, 2015, on March 16, 2015 Charles Brooks was appointed Director.

Biographical Information

Mr. Brad Lever - Mr. Brad Lever ("Mr. Lever") served as Director of the Company until March 11, 2015, as well as the Company's Chief Operating Officer, Chief Financial Officer, President, Director of Sales and Marketing, and Director of Strategic Alliances and Investor Relations until May 12, 2015; he had served in these capacities since the Company's inception. Mr. Lever's core functionalities were to coordinate team efforts, manage sales and marketing, and aid in the development of services and solutions, which cater to the marketplace. In addition to the work that Mr. Lever performed with the Registrant, since 2004, Mr. Lever has worked in enterprise sales for BCE, a telecommunications company, focusing on new acquisitions and providing wireless data solutions. From 2003 to 2004, Mr. Lever was a sales executive with Sophos, Inc., a company that provides anti-virus software solutions to businesses. Mr. Brad Lever is a member of the IAPP (International Association of Privacy Professionals).

Curt Weldon - Curt Weldon ("Mr. Weldon") served in the United States Congress for 20 years. When he retired in 2007, he was Vice Chairman of both the Armed Services Committee and the Homeland Security Committee, as well as a Member of the Energy and Environment Sub-Committee. During his tenure in Congress he initiated and Chaired the US/FSU Energy Parliamentary Relationship, served as Co-Chair of the International Energy Advisory Council and Keynoted a number of International Energy Forums. Mr. Weldon organized and led over 50 bi-partisan Congressional Delegations to 75 nations including the first-ever Congressional Delegations into Libya and North Korea. Prior to his career in elective office as a Mayor, County Commissioner and Member of Congress, Mr. Weldon served as an Educator and University Professor as well as a Director with the INA/CIGNA Corporation at its Corporate Headquarters in Philadelphia. In addition to his work with the Registrant, Mr. Weldon formed and currently serves as CEO of Jenkins Hill International - a firm providing International Consulting as well as facilitating International Strategic Relationships. Mr. Weldon has been honored by over 100 professional associations and international organizations. Mr. Weldon served as a Director of the Company until March 13, 2015, when he resigned.

Honorable Jay M. Cohen, Rear Admiral, USN (ret) - Hon Jay M. Cohen ("Mr. Cohen") is a native of New York. He holds a joint Ocean Engineering degree from Massachusetts Institute of Technology and Woods Hole Oceanographic Institution and Master of Science in Marine Engineering and Naval Architecture from MIT. Mr. Cohen was commissioned in 1968 upon graduation from the United States Naval Academy. Mr. Cohen's early Navy assignments included service on conventional and nuclear submarines. From 1985 to 1988 Cohen commanded USS HYMAN G. RICKOVER (SSN 709). Following command, he served on the U.S. Atlantic Fleet as a senior member of the Nuclear Propulsion Examining Board, responsible for certifying the safe operation of nuclear powered ships and crews. From 1991 to 1993, Mr. Cohen commanded the submarine tender USS L.Y. SPEAR (AS 36) including a deployment to the Persian Gulf in support of Operation DESERT STORM. After Spear, he reported to the Secretary of the Navy as Deputy Chief of Navy Legislative Affairs. During this assignment, Mr. Cohen was responsible for supervising all Navy Congressional liaison.

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

Dr. Erik G. Mettala - Dr. Erik G. Mettala ("Dr. Mettala") serves as the Chief Technology Officer at Advanced Coordination Technologies since May 2002. Prior to that, he served as Cyber Chief Scientist in Battelle Memorial Institute's National Security Global Business from April 2011 and July 2012, where he was responsible for strategic research and development planning, and research and development for Battelle's Cyber Innovation Unit. Prior to joining Battelle, he was the Chief Scientist in SPARTA's National Security Systems Sector in Columbia, MD, responsible for the strategic technology planning and research for SPARTA's intelligence, computer network operations, and information assurance business areas from April 2005 to June 2007. Dr. Mettala led McAfee Research from April 2003 to April 2005, which was acquired by SPARTA in April 2005. As the Vice President and Director of McAfee Research in Rockville, MD, he managed the strategic technology research for McAfee, including R&D business development and laboratory efforts in Rockville, MD; Herndon, VA; Los Angeles, CA; and Santa Clara, CA. Under his direction, McAfee Research focused on high risk research addressing the needs of McAfee product lines including anti-virus, anti-spam, host-based and network-based intrusion prevention, and in cooperation with U.S. Government agencies, directed the development of solutions to many of the pressing and difficult problems in information assurance, intrusion prevention, remediation, and network security.

In June of 2012, Dr. Mettala was inducted into the Information Systems Security Association (ISSA) International Hall of Fame. Dr. Mettala served as a Director of the Company until March 12, 2015, when he resigned.

Thomas N. Trkla - Thomas N. Trkla ("Mr. Trkla") founded Brookwood and its affiliated companies in late 1992. In his capacity as Chairman and Chief Executive Officer, he directs all aspects of Brookwood's businesses including managing Brookwood's operations, formulating and implementing Brookwood's investment and disposition strategies and evaluating, structuring and capitalizing the Company's real estate and private corporate investments.

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

Mr. Trkla serves as director of the Massachusetts Campaign for Children, a non-profit statewide child advocacy organization, Director of the Princeton Association of New England (PANE) and is a member of the Urban Land Institute where he currently serves on the Small Scale Development Council - Silver Flight.

Mr. Trkla is a frequent speaker on trends in the United States' commercial real estate markets and on core, value-added and opportunistic investment strategies. In the past several years, he has spoken at the Urban Land Institute spring and fall meetings, at the 2010 Andes Investment Summit in Bogota, Colombia, the National Conference of State Tax Judges, the New York State Society of CPAs and the 2010 and 2011 Real Estate Symposia presented by Northern Trust and RSM McGladrey.

Mr. Trkla is a 1981 graduate of Princeton University and in 1984 received a Master of Management degree from the J.L. Kellogg Graduate School of Management at Northwestern University. In 2004, Mr. Trkla completed the Oxford Strategic Leadership Programme at the University of Oxford's Said Business School. Mr. Trkla is currently reading for his Doctor of Philosophy degree (DPhil) at Kellogg College at the University of Oxford. Mr. Trkla served as a Director of the Company until March 13, 2015, when he resigned.

Dr. Thomas A. Cellucci - Dr. Thomas A. Cellucci ("Dr. Cellucci") currently serves as the Chief Executive Officer and a Director of the Company. Additionally, from 1999 to the present, Dr. Cellucci served as the Chairman and CEO of Cellucci Associates, a high-tech marketing firm focused on developing business and marketing plans for worldwide high-tech firms.

From 2013 to the present, Dr. Cellucci was also the Executive Director at AGVE (Alliance for Government Virtual Engagements located in Washington DC. AGVE is a non-profit dedicated to fostering technology-focused bridges, best practices and communications between government and the private sector to enable high performance/price business operations for government. He is also the Founding and Managing Partner of Union Core Technology Partners, a private equity fund.

From 2007 to 2011, Dr. Cellucci served as the First Chief Commercialization Officer of the United States of America, where he was responsible for overseeing the development and execution of programs and processes that identified, evaluated, and commercialized privately owned technologies into products or services that met the needs of the Department of Homeland Security's (DHS) stakeholders, including DHS operating components and end users such as the nation's first responders, and critical infrastructure owner/operators.

During his tenure as the Chief Commercialization Officer, in 2010 Dr. Cellucci was also appointed as the Director of the Office of Public-Private Partnerships, which oversees the Long Range Broad Agency Announcement (LRBAA) procurement process, Office of SAFETY Act Implementation (OSAI), Small Business Innovation Research (SBIR) Office as well as the Commercialization Office. At this same time, Dr. Cellucci was also named Executive Director of the Research and Development (R&D) Partnerships Group responsible to leverage the billions of dollars in assets and the expertise of more than 1300 team members through the group's investments in national labs, universities, international partners, the private sector and government interagency partners to develop technologies and products for the Homeland Security Enterprise (HSE).

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

Debbie King - Ms. King possesses over 25 years of entrepreneurial leadership experience and has served as a business and financial advisor to a number of firms in her career. She currently serves as the Business Manager to a privately held firm in Dallas, Texas, and brought a unique set of skills to her position including financial, operations, and business management. Ms. King has assisted a number of firms in business start-up, acquisition, expansion, and reorganization. She possesses a diverse skill set that allows a broad perspective of business financial and operations management. Ms. King's background as an accountant has allowed her to serve numerous firms in various industries in optimizing profit outputs and streamlining business practices. She is a strong-minded and focused individual that utilizes her education and experience to assist in analyzing, identifying and implementing operational changes to increase efficiency and profits. Ms. King possesses a broad knowledge in financial, legal and business tax applications.

Charles Brooks - Charles Brooks currently serves as the Vice President of Government Relations & Marketing for Sutherland Global Services.. Mr. Brooks has extensive experience in Senior Executive Management, Government Relations, Research & Development, and Marketing/Business Development and worked in those capacities for three large public corporations. He also received Presidential Appointments from two Presidents, George W. Bush and Ronald Reagan, to serve in executive roles in the federal government. Mr. Brooks served at the Department of Homeland Security as the first Director of Legislative Affairs for the Science & Technology Directorate. Earlier in his career he served as Special Assistant to the Director of Voice of America. He also spent six years on Capitol Hill as a Senior Advisor to the late Senator Arlen Specter where he covered foreign affairs, business, and technology issues. In academia, Mr. Brooks was an Adjunct Faculty Member at Johns Hopkins University where he taught graduate level students about homeland security and Congress.

Mr. Brooks has an MA in International Relations from the University of Chicago, a BA in Political Science from DePaul University, and a Certificate in International Law from The Hague Academy of International Law. He is a featured speaker at conferences and is widely published on the subjects of cybersecurity, homeland security, innovation, public/private partnerships, and emerging technologies. Those publications include: Huffington Post, Forbes, Government Security News, The Hill, Federal Times, Government Executive, MIT Sloan Blog, Homeland Security Today, BiometricUpdate, NextGov, and Cygnus Media.

Family Relationships

None.

Involvement in Certain Legal Proceedings

To the best of its knowledge, the Company's directors and executive officers were not involved in any legal proceedings during the last ten years as described in Item 401(f) of Regulation S-K.

Directorships

None of the Company's executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission. Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended March 31, 2015, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

Code of Ethics

The Company has adopted a code of ethics, as required by the rules of the SEC, a copy of the Company's code of ethics was filed as Exhibit 14.1 to Form 10-K for the fiscal year ended March 31, 2010 filed with the Securities and Exchange Commission on July 13, 2010 and is hereby incorporated by reference. The code of ethics applies to all of the Company's senior financial officers. The code of ethics, and any amendments to, or waivers from, the code of ethics, is available in print, at no charge, to any stockholder who requests such information.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth, for the years indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company's chief executive officer, chief financial officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	Non-Equity Incentive Plan Compensation (#)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Brad Lever, COO, CFO (1)	2015		$18,000	--	--	--	--	--	--		$18,000
	2014	$	nil	--	--	--	--	--	--	$	nil
	2013	$	nil	--	--	--	--	--	--	$	nil
	2012	$	nil	--	--	--	--	--	--	$	nil
	2011	$	nil	--	--	--	--	--	--	$	nil
	2010	$	nil	--	--	--	--	--	--	$	nil
	2009	$	nil	--	--	--	--	--	--	$	nil
Thomas A. Cellucci, CEO	2015		$65,000	--	$381,992	$813,827	--	--	--		$1,260,819

(1)	As disclosed on Form 8-K filed with the Securities and Exchange Commission on March 17, 2015, on March 11, 2015 Brad Lever resigned as Director. As disclosed on Form 8-K filed with the Securities and Exchange Commission on May 14, 2015, on May 12, 2015 Brad Lever resigned as COO and CFO.

Option Grants in Last Fiscal Year

On March 27, 2015, the Company granted a non-qualified cashless stock warrant to Thomas A. Cellucci in consideration of his services as Chief Executive Officer. The warrant entitles Dr. Cellucci to purchase a total of thirty million (30,000,000) shares of the Company's common stock at $0.03 per share, exercisable over a five-year period.

Equity Compensation Plan Information

As disclosed on Form 8-K filed with the Securities and Exchange Commission on April 20, 2011, on April 12, 2011, subject to shareholder approval, the Board of Directors of Ecrypt Technologies, Inc. (the "Company") approved the adoption of the Ecrypt Technologies, Inc. Stock Compensation Program (the "Program") under which 13,500,000 shares have been reserved for purposes of possible future issuance of incentive stock options, non-qualified stock options, and restricted stock grants to employees, directors and certain key individuals. On April 15, 2011, pursuant to a written consent in lieu of a meeting, a majority of the Company's shareholders approved the Program. The purpose of the Program is to attract and retain key employees, consultants and other persons, and to provide such key individuals with an additional incentive to contribute to the success of the Company. In order to maintain flexibility in the award of stock benefits, the Program constitutes a single "omnibus" plan, but is composed of three parts. The first part is the Incentive Stock Option Plan ("Incentive Option Plan) which provides grants of incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended. The second part is the Nonqualified Stock Option Plan ("Nonqualified Option Plan") which provides grants of nonqualified stock options. The third part is the Restricted Shares Plan ("Restricted Plan") which provides grants of restricted shares of Company common stock. The Incentive Option Plan, the Nonqualified Option Plan and the Restricted Plan respectively comprise Plan I, Plan II, and Plan III of the Program. The foregoing description of the Program is qualified in its entirety by reference to the Ecrypt Technologies, Inc. Stock Compensation Program which was filed as Exhibit 10.9 to Form 8-K filed with the Securities and Exchange Commission on April 20, 2011 and is hereby incorporated by reference.

Compensation Agreements

On or about January 30, 2015, the Company amended the Employment Agreement with Urvashi Mehra dated September 25, 2014. Pursuant to the terms of the amendment, as consideration for Ms. Mehra's services as VP of Healthcare Services, Ms. Mehra was compensated $4,500 per month starting with February 2015. During February of 2015 Ms. Mehra ceased to serve as VP of Healthcare Solutions for the Company.

On or about January 30, 2015, the Company amended the Employment Agreement with Dr. Thomas Cellucci dated June 16, 2014. Pursuant to the terms of the amendment, as consideration of Dr. Cellucci's services as Chief Executive Officer, Dr. Cellucci is being compensated $12,000 per month. On or about March 27, 2015, the Company further amended the Employment Agreement with Dr. Cellucci to include $2,000 in health insurance and dental insurance benefits. Additionally, Dr. Cellucci was granted options to purchase 30,000,000 shares of the Company's common stock at a $0.03/share exercise price, exercisable on a cashless basis, having a term of 5 years, and vesting immediately on March 27, 2015.

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended March 31, 2015.

Name and Principal Position	Fees Earned And Paid in Cash ($)		Stock Awarded ($)	Options Awarded ($)	Non-Equity Incentive Plan Compensation (#)	Change in Pension Value and Non-Qualified Compensation Earnings ($)	All other Compensation ($)	Total ($)
Brad Lever (1)		$18,000	--	--	--	--	--		$18,000
Curt Weldon (2)	$	nil	--	--	--	--	--	$	nil
Jay Cohen (3)	$	nil	--	--	--	--	--	$	nil
Erik Mettala (4)	$	nil	--	--	--	--	--	$	nil
Thomas Trkla (5)	$	nil	--	--	--	--	--	$	nil
Thomas A. Cellucci		$65,000	$381,992	$813,827	--	--	--		$1,260,819
Debbie King (6)	$	nil	--	--	--	--	--	$	nil
Charles Brooks (7)	$	nil	--	--	--	--	--	$	nil

(1)	As disclosed on Form 8-K filed with the Securities and Exchange Commission on March 17, 2015, on March 11, 2015 Brad Lever resigned as Director.
(2)	As disclosed on Form 8-K filed with the Securities and Exchange Commission on March 17, 2015, on March 13, 2015 Curt Weldon resigned as Chairman of the Board of Directors.
(3)	As disclosed on Form 8-K filed with the Securities and Exchange Commission on March 17, 2015, on March 11, 2015 Jay Cohen resigned as Director.
(4)	As disclosed on Form 8-K filed with the Securities and Exchange Commission on March 17, 2015, on March 12, 2015 Erik Mettala resigned as Director.
(5)	As disclosed on Form 8-K filed with the Securities and Exchange Commission on March 17, 2015, on March 13, 2015 Thomas Trkla resigned as Director.
(6)	As disclosed on Form 8-K filed with the Securities and Exchange Commission on March 17, 2015, on March 16, 2015 Debbie King was appointed Director.
(7)	As disclosed on Form 8-K filed with the Securities and Exchange Commission on March 17, 2015, on March 16, 2015 Charles Brooks was appointed Director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan

As disclosed on Form 8-K filed with the Securities and Exchange Commission on April 20, 2011, on April 12, 2011, subject to shareholder approval, the Board of Directors of Ecrypt Technologies, Inc. (the "Company") approved the adoption of the Ecrypt Technologies, Inc. Stock Compensation Program (the "Program") under which 13,500,000 shares have been reserved for purposes of possible future issuance of incentive stock options, non-qualified stock options, and restricted stock grants to employees, directors and certain key individuals. On April 15, 2011, pursuant to a written consent in lieu of a meeting, a majority of the Company's shareholders approved the Program. The purpose of the Program is to attract and retain key employees, consultants and other persons, and to provide such key individuals with an additional incentive to contribute to the success of the Company. In order to maintain flexibility in the award of stock benefits, the Program constitutes a single "omnibus" plan, but is composed of three parts. The first part is the Incentive Stock Option Plan ("Incentive Option Plan) which provides grants of incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended. The second part is the Nonqualified Stock Option Plan ("Nonqualified Option Plan") which provides grants of nonqualified stock options. The third part is the Restricted Shares Plan ("Restricted Plan") which provides grants of restricted shares of Company common stock. The Incentive Option Plan, the Nonqualified Option Plan and the Restricted Plan respectively comprise Plan I, Plan II, and Plan III of the Program. The foregoing description of the Program is qualified in its entirety by reference to the Ecrypt Technologies, Inc. Stock Compensation Program which was filed as Exhibit 10.9 to Form 8-K filed with the Securities and Exchange Commission on April 20, 2011. The chart below identifies information with respect to the Stock Compensation Plan:

The following table sets forth, as of July 13, 2015, the number of securities approved and available for future issuances under the Company's Stock Compensation Program.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted average exercise price of outstanding options, warrants	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	13,500,000	$0.30	996,274

Equity compensation plans not approved by security holders	0	0	0

Total	13,500,000	0	996,274

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of July 13, 2015, the ownership of each person known by the Company to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned		Percent of Class
Common	Global Capital Partners, LLC PO Box 6560 Pahrump, NV 89041	16,040,455		6.615%

Common	Brad Lever(1) 2028 E Ben White Blvd, #240-2835 Austin, TX 78741	32,000,000		13.196%

Common	Steve Vento 1100 H Street, Suite 920 Washington, DC 20005	26,450,332	(1)	10.908%

Common	Thomas A. Cellucci 2028 E Ben White Blvd, #240-2835 Austin, TX, 78741	22,376,800	(2)	9.228%

Common	Micro-Tech Industries 44 Granville Park London, SE13 7DX	15,264,614	(3)	6.295%

Common	Whonon Trading S A PO Box 5180 Leamington Spa, CV31 9HE	17,830,000	(4)	6.622%

(1)	Includes 26,450,300 shares of common stock which may be acquired upon the conversion of 264,503 shares of Series B Preferred Stock owned by Steve Vento.
(2)	Includes 22,376,800 shares of common stock which may be acquired upon the conversion of 223,768 shares of Series C Preferred stock owned by Thomas A. Cellucci.
(3)	Includes 8,395,000 shares of common stock which may be acquired upon conversion of 839,500 shares of Series A Convertible Preferred Stock owned by Micro-Tech Industries.
(4)	Includes 17,830,000 shares of common stock which may be acquired upon conversion of 1,783,000 shares of Series A Convertible Preferred Stock owned by Whonon Trading S A.

Security Ownership of Management

The following table sets forth, as of July 10, 2015, the ownership of each executive officer and director of the Company, and of all executive officers and directors of the Registrant as a group. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any options, warrants or other right to acquire additional securities of the Company except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned		Percent of Class
Common	Thomas A. Cellucci 2129-4951 Netarts Hwy W Tillamook, OR 97141	22,376,800	(1)(2)(3)	10.587%

Common	All Directors and Officers as a Group (1 in total)	22,376,800

(1)	On March 27, 2014, Thomas A. Cellucci was granted 150,000 restricted stock shares for Director Compensation, of which 37,500 were vested upon grant and 112,500 will vest in three, four month installments, beginning on July 27, 2014, four months after the date of grant, and ending March 27, 2015.
(2)	On June 16, 2014, Thomas A. Cellucci was granted 9,482,704 restricted stock shares for Chief Executive Officer Compensation, of which 1,185,338 were vested upon grant and 8,297,366 will vest in seven, four month installments, beginning on October 16, 2014, four months after the date of grant, and ending October 16, 2016.
(3)	Includes 22,376,800 shares of common stock which may be acquired upon the conversion of 223,768 shares of Series C Preferred stock owned by Thomas A. Cellucci.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

There were no material transactions, or series of similar transactions, during our Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer's total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission. These guidelines provide that a director is deemed "independent" only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board's opinion, would interfere with the director's exercise of independent judgment in carrying out his or her responsibilities. Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing. The Company's board of directors may not find independent a director who:

1.	is an employee of the company or any parent or subsidiary of the company;

2.	accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company's securities; (c) compensation paid to a family member who is a non-executive employee of the company' (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.	is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.	is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company's securities or (b) payments under non-discretionary charitable contribution matching programs;

5.	is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or is, or has a family member who is, a current partner of the company's outside auditor, or was a partner or employee of the company's outside auditor who worked on the company's audit.

Based upon the foregoing criteria, our Board of Directors has determined that Brad Lever is not an independent director under these rules as he is also employed by the Company as its Chief Executive Officer, Chief Financial Officer, and President.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by De Joya Griffith & Company, LLC, for audit of the Company's annual and interim financial statements were $23,750 for the fiscal year ended March 31, 2015, and $22,950 for the fiscal year ended March 31, 2014.

The fees billed by Sadler Gibb & Associates for audit of the Company's annual financial statements were $30,352 for the fiscal year ended March 31, 2015.

Audit Related Fees

De Joya Griffith & Company, LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ended 2015 and 2014.

Sadler Gibb & Associatesdid not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ended 2015 and 2014.

Tax Fees

De Joya Griffith & Company, LLC fees for tax compliance, advice and planning were $nil for the fiscal year ended March 31, 2015 and 2014.

Sadler Gibb & Associates fees for tax compliance, advice and planning were $nil for the fiscal year ended March 31, 2015 and 2014.

All Other Fees

De Joya Griffith & Company, LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2015 and 2014.

Sadler Gibb & Associates did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2015 and 2014.

Audit Committee's Pre-approval Policies and Procedures

(5) The Company does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Audited Financial Statements for Fiscal Years Ended March 31, 2015 and 2014.

(b) Exhibits.

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.2	Bylaws (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

3.4	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.5	Certificate of Designation of Series C Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

10.1	Commodity Classification Document (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

10.2	Director Agreement and Restricted Shares Agreement dated February 15, 2011, with Curt Weldon (incorporated by reference to our Current Report on Form 8-K filed on February 9, 2011)

10.3	Director Agreement and Restricted Shares Agreement dated February 15, 2011, with Jay Cohen (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2011)

10.4	Stock Compensation Program (incorporated by reference to our Current Report on Form 8-K filed on April 20, 2011)

10.5	Director Agreement and Nonqualified Stock Option Agreement dated February 16, 2012, with Thomas Trkla (incorporated by reference to our Current Report on Form 8-K filed on February 22, 2012)

10.6	Director Agreement and Restricted Shares Agreement dated July 8, 2011, with Eric Mettala (incorporated by reference to our Current Report on Form 8-K filed on July 11, 2011)

10.7	Director Agreement and Restricted Shares Agreement dated March 27, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

10.8	Employment Agreement and Restricted Shares Agreement dated June 16, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on June 18, 2014)

10.9	Amendments to Employment Agreement and Restricted Shares Agreement with Thomas Cellucci

10.10	Asset Purchase Agreement with Dependable Critical Infrastructure, Inc. dated June 2, 2015 (incorporated by reference to our Form 8-K filed on June 9, 2015)

10.11	Settlement Agreement with Global Capital Corporation dated June 10, 2015 (incorporated by reference to our Form 8-K filed on June 16, 2015)

10.12	Settlement Agreement with Micro-Tech Industries, Ltd., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

10.13	Settlement Agreement with Whonon Trading S.A., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed July 13, 2010)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* Filed Herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECRYPT TECHNOLOGIES, INC.

Date: August 5, 2015	By:	/s/ Thomas Cellucci
Thomas Cellucci
Chairman and Chief Executive Officer

Date: August 5, 2015	By:	/s/ Debbie King
Debbie King
Director

Date: August 5, 2015	By:	/s/ Charles Brooks
Charles Brooks
Director