Form 10-Q
period 2015-06-30
eCrypt Technologies, Inc.
filed 2015-08-24
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 24, 2015, the Company had 266,920,913 issued and outstanding and issuable shares of common stock (including 91,920,238 shares of issuable common stock).

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The financial statements of Ecrypt Technologies, Inc. (the "Company" or “Ecrypt”), a Colorado corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2015, and all amendments thereto.

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2015

ECRYPT TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2015	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,377	$203,072
Accounts receivable	373,418	-
Prepaid expenses	33,301	40,105
Note receivable	-	59,204
TOTAL CURRENT ASSETS	411,096	302,381

LONG TERM ASSETS
Property and equipment, net	47,760	6,340
Intangible assets, net	52,094	57,110
TOTAL CURRENT ASSETS	99,854	63,450

TOTAL ASSETS	$510,950	$365,831

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$223,467	$157,249
Accounts payable-related party	-	13,200
Accrued interest	111,299	82,956
Accrued interest on loan-related party	9,973	267,960
Notes payable-related party	403,000	558,500
Notes payable	493,379	430,788
Convertible notes payable net of discount	292,931	166,568
TOTAL CURRENT LIABILITIES	1,534,049	1,677,221

LONG TERM LIABILITIES
Notes Payable	28,611	-
Derivative liabilities	1,209,245	824,763
TOTAL LONG TERM LIABILITIES	1,237,856	824,763

TOTAL LIABILITIES	2,771,905	2,501,984

STOCKHOLDERS' DEFICIT
Preferred stock (10,000,000 Shares Authorized; Par Value $.0001 5,000,000 and 5,000,000 shares issued and outstanding as at June 30, 2015 and March 31, 2015)	500	500
Preferred stock Series B (350,000 Shares Authorized; Par Value $.0001, 0 shares issued and outstanding at June 30, 2015 and March 31, 2015)	-	-
Preferred stock Series C (1,000,000 Shares Authorized; Par Value $.0001, 0 shares issued and outstanding at June 30, 2015 and March 31, 2015)	-	-
Common stock (500,000,000 Shares Authorized; No Par Value;190,629,319 and 135,979,802 shares issued and outstanding as at June 30, 2015 and March 31, 2015)	2,544,941	2,072,814
Additional paid in capital	6,691,824	8,150,332
Stock subscription payable (63,496,413 and 1,373,120 issuable as at June 30, 2015 and March 31, 2015)	819,333	55,480
Accumulated deficit	(12,317,553)	(12,415,279)
TOTAL STOCKHOLDERS' DEFICIT	(2,260,955)	(2,136,153)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$510,950	$365,831

The accompanying notes are an integral part of these condensed financial statements

ECRYPT TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2015	2014
REVENUES
Sales	$186,837	$-
Cost of services	(18,439)	-
GROSS PROFIT	168,398	-

OPERATING EXPENSES
Amortization and depreciation	6,875	935
Advertisement and promotion	30,951	4,577
General and administrative	143,565	196,317
Research and development	236,643	-
Professional fees	68,438	29,215
TOTAL OPERATING EXPENSES	486,472	231,044

OPERATING LOSS	(318,074)	(231,044)

OTHER INCOME (EXPENSES)
Interest expense	(55,347)	(16,519)
Interest expense related party	(9,973)	(17,658)
Gain on derivative liabilities	638,983	-
Amortization of debt discount	(157,863)	-
TOTAL OTHER EXPENSES	415,800	(34,177)

NET INCOME (LOSS)	$97,726	$(265,221)

WEIGHTED AVERAGE SHARES OUTSTANDING	188,138,661	135,920,110
Basic and diluted

Income (Loss) per share
Basic and diluted	$0.00	$(0.00)

The accompanying notes are an integral part of these condensed financial statements

ECRYPT TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNDAUDITED)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$97,726	$(265,221)
Adjustments for non-cash items:
Amortization and depreciation	6,875	935
Stock issued for compensation	27,349	150,417
Stock issued for services	8,797	-
Gain on derivative liability	(638,983)	-
Amortization of debt discount	157,863	-
Changes in operating assets and liabilities:
Accounts receivable	(191,055)	-
Prepaid expenses	25,130	-
Accounts payable and accrued liabilities	66,218	21,796
Accrued interest	30,217	16,521
Accrued interest on loan-related party	9,973	17,656
Accounts payable-related party	(13,200)	(13,200)
NET CASH USED IN OPERATING ACTIVITIES	(413,090)	(71,096)

CASH FLOWS FROM INVESTING ACTIVITIES
Computer equipment	(279)	-
Property and equipment	(134,161)	-
NET CASH USED IN INVESTING ACTIVITIES	(134,440)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	85,000
Proceeds used in related party asset transfer	(65,839)	-
Proceeds from convertible debt	411,674	-
Proceeds from loan-related party	3,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	348,835	85,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(198,695)	13,904

CASH AND CASH EQUIVALENTS
Beginning of period	203,072	15,504

End of period	$4,377	$29,408

Supplemental disclosures of cash flow information:
Shares issued in settlement of interest on convertible debt	$459,834	$-
Original issue discounts	$460,326	$-
Common stock issued to satisfy common stock payable	$3,496	$8,812
Initial value of the derivative liabilities	$1,054,726	$-
Asset and intangibles purchased with common stock	$740,000	$-

The accompanying notes are an integral part of these condensed financial statements

ECRYPT TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Operations

Ecrypt Technologies, Inc., a Colorado corporation (“the Company”), was incorporated on April 19, 2007. The Company’s business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, hardware and services, and telecom services Products include software, hardware and services, and span a diverse variety of industries including, but not limited to, email security, user authentication, robotics, telecommunications and cyber breach protection.

2. Significant Accounting Policies

Basis of Presentation

The condensed consolidated unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the March 31, 2015 audited consolidated financial statements and the accompanying notes thereto. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company's consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

ECRYPT TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Software Development Costs

Costs for software developed for internal use are accounted for through the capitalization of those costs incurred in connection with developing or obtaining internal-use software. Capitalized costs for internal-use software are included in intangible assets in the consolidated balance sheet. Capitalized software development costs are amortized over three years.

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. At June 30, 2015, the Company had $60,362 in capitalized software development of which $60,362 was capitalized as of January 31, 2015. Capitalized software amortizing over the software's estimated economic life. For the three months ended June 30, 2015, amortization expense for capitalized software development was $3,252.

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

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming thatthe Companywill continue as a going concern.The Companyhas suffered recurring losses from operations since inception (April 19, 2007) up to June 30, 2015 of $12,317,553 which raises substantial doubt about its ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These plans, if successful, will mitigate the factors which raise substantial doubt aboutthe Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

ECRYPT TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 2.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non-employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

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

ECRYPT TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Net Earnings (Loss) per Share

Basic and diluted net loss per share information is presented under the requirements of ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, options, warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive.

As the Company has incurred losses for the three months ended June 30, 2015 and 2014, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of June 30, 2015 and 2014, there were 188,138,661 and 135,920,110 weighted average shares outstanding, respectively. As of June 30, 2015 and 2014, there were 88,262,488 and 0 anti-dilutive shares related to convertible notes based on their terms and conditions with none related to warrants and options, respectively.

3. Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

4. Stockholders’ Deficit

Authorized:

500,000,000 Common shares with no par value; 254,125,732 Common shares issued and outstanding and issuable, with 91,920,238 of such shares issuable as of June 30, 2015;

10,000,000 Preferred shares with $0.0001 par value; 5,000,000 Preferred shares issued and outstanding as of June 30, 2015.

Series A Convertible Preferred Stock. 5,000,000 shares of preferred stock were designated as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible at the election of the holder into 100 shares of common stock, subject to a 4.9% beneficial ownership limitation, but has no voting rights until converted into common stock. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the outstanding shares of Series A Convertible Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, whether from capital, surplus funds or earnings, and before any payment is made in respect of the shares of Common Stock, an amount equal to $2.50 per share of Series A Convertible Preferred Stock, subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like with respect to the Series A Convertible Preferred Stock, plus any and all accrued but unpaid dividends. The holders of Series A Convertible Preferred Stock are entitled to dividends when declared by the board of directors.

Series B Preferred Stock. 350,000 shares of preferred stock were designated as Series B Preferred Stock subsequent to June 30, 2015. Each share of Series B Preferred Stock is convertible at the election of the holder into 100 shares of common stock, subject to a 4.9% beneficial ownership limitation, but has no voting rights until converted into common stock. The holders of the Series B Preferred Stock do not have any rights to dividends or any liquidation preferences.

Series C Preferred Stock. 1,000,000 shares of preferred stock were designated as Series C Preferred Stock subsequent to June 30, 2015. Each share of Series C Preferred Stock is convertible at the election of the holder into 100 shares of common stock, and entitles the holder thereof to 1,000 votes on all matters submitted to a vote of the stockholders of the Company. The holders of the Series C Preferred Stock do not have any rights to dividends or any liquidation preferences.

During the period ended June 30, 2015, the Company effected the following stock transactions:

On June 2, 2015, the Company entered into an Asset Purchase Agreement with Dependable Critical Infrastructure, Inc. f/k/a DTREDS Consolidated Inc., a Delaware corporation ("DCI"), and Viking Telecom Services, LLC, a Minnesota limited liability company ("Viking"). Pursuant to the Agreement, the parties agreed that the Company would purchase assets of DCI relating to Viking which DCI had acquired from Viking (general intangibles, including contract rights, office furniture totaling $7,392, IBM server, 2011 Chevrolet Silverado 2500 Diesel truck for $35,608, and accounts receivable after January 1, 2015 totaling $182,363), in consideration of the Company (1) assuming limited liabilities associated with Viking (loan payment for Chevrolet truck in the amount of $668 per month with a principal balance of $36,202, loan payment to Joshua Claybaugh of $5,000 per month for 11 months totaling $55,000), (2) issuing the owners of DCI a total of 62,236,075 shares of Company common stock valued at $740,000, and (3) paying DCI $200,000, which was paid on June 19, 2015, and an initial deposit of $59,204. Due to the related party nature of the transaction, the assets were recorded at historical cost and $865,043 of the total purchase price was recorded as additional paid in capital.

ECRYPT TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

During the period ended June 30, 2015, the Company issued 28,065,726 shares of common stock for debt conversions with a value of $459,834.

During the period ended June 30, 2015, the Company issued 1,260,338 shares of common stock for compensation valued at $27,349. The per share price of the shares was $0.02.

During the period ended June 30, 2015, the Company issued 358,099 shares of common stock in exchange for legal services valued at $12,293, of which $3,496 was in stock subscriptions payable and $8,797 in expenses.

5. Stock options

On February 16, 2012, the Company granted a non-qualified stock option to its director as compensation for his services. The director is entitled to purchase a total of three hundred thousand (300,000) shares of restricted common stock for a price equal to $0.30 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12 month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the "Vesting Period"). As of June 30, 2015, the director has not exercised any rights. The total fair value of these options at the date of grant was estimated to be $180,000 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 1.99%, a dividend yield of 0% and expected volatility of 419%. This $180,000 was recorded as stock based compensation expense through March 31, 2014 based on three hundred thousand (300,000) options vested.

	Number of Options	Weighted-Average Exercise Price per share		Weighted- Average Remaining Life (Years)
Outstanding at as at 3/31/15	300,000		$0.30	8.88
Granted	-		$-	-
Exercised	-	$	NA	NA
Cancelled	-	$	NA	NA
Outstanding as at 6/30/15	300,000		$0.30	8.63
Exercisable at 6/30/15	300,000		$0.30

On March 27, 2015 the Company granted a non-qualified cashless stock warrant to its officer as compensation for his services. The officer is entitled to purchase a total of thirty million (30,000,000) shares of restricted common stock for a price equal to $0.03 per share (Exercise Price), exercisable over a five-year period thereafter.

ECRYPT TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2015, the officer has not exercised any rights. The total fair value of these options at the date of grant was estimated to be $813,827 and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.42%, a dividend yield of 0% and expected volatility of 207.12%. $813,827 was recorded as stock based compensation expense through March 31, 2015 based on a total of thirty million (30,000,000) shares vested.

	Number of Warrants	Weighted-Average Exercise Price per share		Weighted- Average Remaining Life (Years)
Outstanding at as at 3/31/15	30,000,000		$0.03	5.00
Granted	-		$-	-
Exercised	-	$	NA	NA
Cancelled	-	$	NA	NA
Outstanding as at 6/30/15	30,000,000		$0.03	4.75
Exercisable at 6/30/15	30,000,000		$0.03

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

As of June 30, 2015, the warrant holders have not exercised any rights. The total fair value of these options at the date of grant was estimated to be $89,432 and was determined using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of .25%, a dividend yield of 0% and expected volatility in a range of 185.10% to 207.49%. $89,432 was not recorded as expense through June 30, 2015 since the warrants were issued in a private placement in exchange for cash.

	Number of Warrants	Weighted-Average Exercise Price per share		Weighted- Average Remaining Life (Years)
Outstanding at as at 3/31/15	735,000		$0.15	0.50
Granted	-		$-	-
Exercised	-	$	NA	NA
Cancelled	-	$	NA	NA
Outstanding as at 6/30/15	735,000		$0.15	0.25
Exercisable at 6/30/15	735,000		$0.15

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

ECRYPT TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The total fair value of these warrants at the date of grant was estimated to be $41,250 and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.28%, a dividend yield of 0% and expected volatility of 191.21%. $41,250 was recorded as derivative expense as of the date of issuance and as of June 30, 2015 a derivative liability of $14,667 is reflected on the balance sheet.

	Number of Warrants	Weighted-Average Exercise Price per share		Weighted- Average Remaining Life (Years)
Outstanding at as at 3/31/15	916,667		$0.10	0.50
Granted	-		$-	-
Exercised	-	$	NA	NA
Cancelled	-	$	NA	NA
Outstanding as at 6/30/15	916,667		$0.10	0.25
Exercisable at 6/30/15	916,667		$0.10

6. Loan-Related Party

As of June 30, 2015 and March 31, 2015, the balance of loans due to a related party was $403,000 and $558,500, respectively.

The Company issued on May 18, 2010, a $215,000 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually and matured on November 30, 2014. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement.As of June 15, 2015, the note is now payable on demand as part of the Settlement Agreement and is considered current.

The Company issued on April 29, 2011, a $15,000 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually and matured on November 30, 2014. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement.As of June 15, 2015, the note is now payable on demand as part of the Settlement Agreement and is considered current.

The Company issued on May 9, 2011, a $36,000 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually and matured on November 30, 2014. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement.As of June 15, 2015, the note is now payable on demand as part of the Settlement Agreement and is considered current.

The Company issued on June 24, 2011, a $100,000 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually and matured on November 30, 2014. On February 16, 2015, the Company secured a note payable extension through April 1, 2015 with no change in original terms of the agreement.As of June 15, 2015, the note is now payable on demand as part of the Settlement Agreement and is considered current.

ECRYPT TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company issued on July 7, 2011, a $40,000 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually and matured on November 30, 2014. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement. As of June 15, 2015, the note is now payable on demand as part of the Settlement Agreement and is considered current.

The Company issued on August 5, 2011, a $24,000 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually and matured on November 30, 2014. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement.As of June 15, 2015, the note is now payable on demand as part of the Settlement Agreement and is considered current.

The Company issued on September 2, 2011, a $20,000 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually and matured on November 30, 2014. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement.As of June 15, 2015, the note is now payable on demand as part of the Settlement Agreement and is considered current.

The Company issued on September 30, 2011, a $20,000 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually and matured on November 30, 2014. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement.As of June 15, 2015, the note is now payable on demand as part of the Settlement Agreement and is considered current.

The Company issued on October 19, 2011, a $25,000 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually and matured on November 30, 2014. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement.As of June 15, 2015, the note is now payable on demand as part of the Settlement Agreement and is considered current.

The Company issued on December 6, 2011, a $20,000 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually and matured on November 30, 2014. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement.As of June 15, 2015, the note is now payable on demand as part of the Settlement Agreement and is considered current.

The Company issued on January 11, 2012, a $38,000 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually and matured on November 30, 2014. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement.As of June 15, 2015, the note is now payable on demand as part of the Settlement Agreement and is considered current.

The Company issued on June 27, 2013, a $5,500 unsecured note payable to a shareholder. The note bears interest at 10%, compounded annually and will mature on June 27, 2015.

On June 15, 2015, Companyentered into a Settlement Agreement and Partial Waiver and Release (the "Settlement Agreement") with a Nevada corporation, lender and preferred shareholder of the Company ("Global"). Global owned 2,377,500 shares of the Company's 5,000,000 issued and outstanding shares of Series A Convertible Preferred Stock (the "Global Preferred Stock"), and is the holder of outstanding promissory notes in the original principal amount of $558,500, with accrued interest thereon due to Global of approximately $267,960 (the "Global Notes") as of March 31, 2015. Pursuant to the Settlement Agreement, Global agreed to (1) waive interest due under the Global Notes and waive $158,500 of principal due under the Global Notes, such that only $400,000 of principal and interest would be considered outstanding as of the settlement agreement date, and (2) immediately return all of the Global Preferred Stock to the Company for cancellation, in consideration for the Company issuing 21,397,500 shares of common stock to Global. On or about July 14, 2015, Globalreturned its 2,377,500 shares of Series A Convertible Preferred Stock to the Company's transfer agent for cancellation pursuant to its settlement agreement with the Company, and after that cancellation, there were only 2,622,500 shares of Series A Convertible Preferred Stock issued and outstanding. As of July 31, 2015, the 21,397,500 common shares had not been issued. All notes listed above are now payable on demand as part of the Settlement Agreement.

Interest expense for the three months ended June 30, 2015, and 2014, was $9,973 and $17,658, respectively.

The Company issued on June 27, 2015, a $3,000 unsecured note payable to the Company’s CEO. The note bears no interest and has no maturity date. Imputed interest would be immaterial and is not computed.

ECRYPT TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

7. Notes Payable

As of June 30, 2015 and March 31, 2015, the balance of loans due to third parties was $521,990 and $430,788, respectively.

The Company issued on December 18, 2012, a $49,980 unsecured note payable to a third party. The note bears interest at 10%, compounded annually and matured on December 18, 2014. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement.The note payable was again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement.

The Company issued on February 26, 2013, a $49,980 unsecured note payable to a third party. The note bears interest at 10%, compounded annually and matures on February 26, 2015. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement.The note payable was again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement.

The Company issued on April 18, 2013, a $46,500 unsecured note payable to a third party. The note bears interest at 10%, compounded annually and matures on April 18, 2015. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement.The note payable was again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement.

The Company issued on May 7, 2013, a $3,500 unsecured note payable to a third party. The note bears interest at 10%, compounded annually and matures on May 7, 2015. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement.The note payable was again extended on August 6, 2015 through January 1, 2016, with no change in original terms of the agreement.

The Company issued on May 30, 2013, a $50,000 unsecured note payable to a third party. The note bears interest at 10%, compounded annually and matures on May 30, 2015. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement.The note payable was again extended on August 6, 2015, through January 1, 2016 with no change in original terms of the agreement.

The Company issued on July 12, 2013, a $50,000 unsecured note payable to a third party. The note bears interest at 10%, compounded annually and matures on July 12, 2014. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement.The note payable was again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement.

The Company issued on August 2, 2013, a $50,000 unsecured note payable to a third party. The note bears interest at 10%, compounded annually, matures in one year on August 2, 2014. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement.The note payable was again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement.

The Company issued on September 12, 2013, a $30,000 unsecured note payable to a third party. The note bears interest at 10%, compounded annually, matures in one year on September 12, 2014. Of the $30,000 outstanding balance, $14,172 was forgiven on December 15, 2014, with a remaining principal balance outstanding of $15,828. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement.The note payable was again extended on August 6, 2015 through January 1, 2016, with no change in original terms of the agreement.

The Company issued on September 27, 2013, a $50,000 unsecured note payable to a third party. The note bears interest at 10%, compounded annually, matures in one year on September 27, 2014. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement.The note payable was again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement.

ECRYPT TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company issued on January 10, 2014, a $30,000 unsecured note payable to a third party. The note bears interest at 10%, compounded annually, matures in one year on January 10, 2015. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement.The note payable was again extended on August 6, 2015 through January 1, 2016 with no change in original terms of the agreement.

The Company issued on February 5, 2014, a $50,000 unsecured note payable to a third party. The note bears interest at 10%, compounded annually, matures in one year on February 5, 2015. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement.The note payable was again extended on August 6, 2015 through January 1, 2016, with no change in original terms of the agreement.

The Company issued on April 23, 2014, a $40,000 unsecured note payable to a third party. The note bears interest at 10%, compounded annually, matures in one year on April 23, 2015. On August 6, 2015, the Company secured a note payable extension through January 1, 2016, with no change in original terms of the agreement.

The Company issued on June 16, 2014, a $45,000 unsecured note payable to a third party. The note bears interest at 10%, compounded annually, matures in one year on June 30, 2015. On August 6, 2015, the Company secured a note payable extension through January 1, 2016, with no change in original terms of the agreement.

On June 2, 2015, as part of theAsset Purchase Agreement with DCI, the Company assumed limited liabilities associated with Viking (loan payment for Chevrolet truck in the amount of $668 per month with a principal balance of $36,202, and a loan payment to Joshua Claybaugh of $5,000 per month for 11 months for a total of $55,000).

Interest expense for the three months ended June 30, 2015, and 2014, was $10,740 and $16,519, respectively.

8. Convertible Debt and Derivative Liabilities

The Company has received subscriptions receivable totaling $300,000 through the issuances of two 8% convertible promissory notes. The outstanding balance of these notes are convertible into a variable number of the Company's common stock. Based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. The outstanding balance of this note is convertible into a variable number of the Company's common stock. Therefore the Company accounted for these Notes under ASC Topic 815-15 "Embedded Derivative." The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note.

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

Amortization of the discounts for the year ended June 30, 2015 totaled $196,709, which was charged to expense.

The Company valued the derivative liabilities at June 30, 2015, at $1,209,245. The Company used the Black Scholes Option Model with a risk-free interest rates from .06% to 1.64%, volatility from 205,48% to 290.55%, trading prices from $.016 to $.041 per share and conversion prices from $.007 to $.100 per share.

On December 19, 2014, the Company issued a convertible back end note, with a face value of $156,000 and stated interest of 8% to a third party investor. The note is convertible at any time following the funding of the note,convertible into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. The note was funded on June 18, 2015.

On December 19, 2014, the Company issued a convertible back end note, with a face value of $156,000 and stated interest of 8% to a third party investor. The note is convertible at any time following the funding of the note,convertible into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. The note was funded on June 18, 2015.

ECRYPT TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On December 19, 2014, the Company issued a convertible note payable, with a face value of $156,000 and stated interest of 8% to a third party investor. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 67% of the lowest closing bid prices for 20 days prior to conversion. On June 30, 2015, the investor converted a total of $31,500 of the face value and $1,874 of accrued interest, into 6,668,226 shares of common stock.

On January 11, 2015, the Companyentered intoa securities purchase agreement providing for the purchase of two convertible promissory notes in the aggregate principal amount of $52,000 each. One of the notes was funded on January 13, 2015, with the Company receiving $47,500 of net proceeds after payment of legal and origination expenses. The note bears interest at the rate of 8% per annum, is due and payable on January 9, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to 67% of the lowest closing bid price on the OTCQB during the 15 prior trading days. The second note, which has not been funded, has the same interest and conversion terms as the first note, but may be offset by a secured promissory note issued to the Company for $50,000, due on September 9, 2015, and accruing interest at the rate of 8% per annum.

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

On January 21, 2015, the Company issued a convertible promissory note in the face amount of $400,000, of which the Company is to assume $40,000 in original interest discount ("OID"), which together with any unpaid accrued interest is due two years after any funding of the note.The note is to be funded at the note holders discretion, and the initial tranche was funded on January 21, 2015, when the Company received cash in the amount of $50,000, and received an additional $25,000 on April 28, 2015. The note is pre-payable for 90 days without interest, and incurs a one-time interest charge of 12% thereafter. The note balance funded (plus a pro rata portion of the OID together with any unpaid accrued interest) is convertible into shares of Company common stock at a conversion price equal to the lesser of $0.08 or 60% of the lowest traded price during the 25 prior trading days.

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

On February 10, 2015, the Company entered into an equity purchase agreement with a third party investor dated February 6, 2015, whereby the third party agreed to purchase up to $1,800,000 of the Company's common stock, to be registered in a Form S-1 registration statement. The agreement will have a one-year term unless sooner terminated because $1,800,000 of the Company's common stock has already been sold to the investor. During the term, the Company will have the right to deliver up to two put notices per month requiring it to purchase up to a maximum of $75,000 of shares for a specific amount. The purchase price for the shares covered by the put notice shall be equal to 75% of the lowest closing bid price for the ten trading days immediately preceding clearing of the estimated put shares (defined below). The Company will deliver to the investor, simultaneously with delivery of a put notice, a number of shares equal to 120% of the investment amount divided by the closing price of the Company's common stock on the day preceding the put notice date. The actual number of shares purchased by the investor for the investment amount shall then be calculated by dividing the investment amount by the put purchase price. Any excess estimated put shares shall then be returned to the Company.The number of Shares sold to the investor at any time shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by the investor, would result in the investor owning more than 9.99% of all of the Company's common stock then outstanding. Finally, as part of the equity purchase agreement, the investor is prohibited from executing any short sales of the Company's common stock during the term of the equity purchase agreement.

ECRYPT TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On December 19, 2014, the Company issued a convertible back end note, with a face value of $156,000 and stated interest of 8% to a third party investor. The note is convertible at any time following the funding of the note,convertible into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. The note was funded on June 18, 2015.

On December 19, 2014, the Company issued a convertible back end note, with a face value of $156,000 and stated interest of 8% to a third party investor. The note is convertible at any time following the funding of the note,convertible into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. The note was funded on June 18, 2015.

On December 19, 2014, the Company issued a convertible note payable, with a face value of $156,000 and stated interest of 8% to a third party investor. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 67% of the lowest closing bid prices for 20 days prior to conversion. On June 30, 2015, the investor converted a total of $31,500 of the face value and $1,874 of accrued interest, into 6,668,226 shares of common stock.

Interest expense for the three months ended June 30, 2015, and 2014, was $19,477 and $0, respectively. The Company also recorded interest expense related to the amortization or incremental costs for the three months ended June 30, 2015, and 2014, was $25,130 and $0, respectively.

9. Fair Value Measurement

The company uses the Black-Sholes model to calculate the fair value of the derivative liability.

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of June 30, 2015 and June 30, 2014 consisted of the following:

		Fair Value Measurements Using
Description	Total Fair Value at June 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$1,209,245	$-	$1,209,245	$-

		Fair Value Measurements Using
Description	Total Fair Value at March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$824,763	$-	$824,763	$-

ECRYPT TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

10. Property and Equipment

Property and equipment consists of the following as of June 30, 2015 and March 31, 2015. Depreciation expense was $1,859 and $935 for the three months ended June 30, 2015 and 2014, respectively.

	June 30, 2015	June 30, 2014
Computer Equipment	$26,036	$25,757
Equipment	48,055	40,663
Vehicle	35,608	-
Less: Accumulated Depreciation	(61,939)	(60,080)
Net Property and Equipment	$47,760	$6,340

11. Intangibles

Intangibles assets consists of the following as of June 30, 2015 and March 31, 2015. Amortization expense was $5,016 and $0 for the three months ended June 30, 2015 and 2014, respectively.

	June 30, 2015	March 31, 2015
Software Development Costs	$60,362	$60,362
Less: Accumulated Depreciation	(8,268)	(3,252)
Net Property and Equipment	$52,094	$57,110

The Company’s future estimated amortization for the above intangible assets are as follows:

Year	Amortization
2016	$15,159
2017	20,121
2018	16,814
2019	-
2020	-
Total	$52,094

ECRYPT TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

12. Subsequent Events

The Company has evaluated subsequent events from June 30, 2015 through the date of this report, and determined there are no other items to disclose other than those disclosed below:

On July 9, 2015, the Company issued a total of 30,184,528 shares of common stock and 264,503 shares of Series B Preferred Stock to the owners of DCI, which shares of Series B Preferred Stock convert into 26,450,300 shares of common stock (ignoring the 4.9% conversion limitation in the Series B designation of rights), satisfying the Company’s obligation to issue shares to the owners of DCI pursuant to the Company’s Asset Purchase Agreement with DCI.

On or about July 14, 2015, Globalreturned its 2,377,500 shares of Series A Convertible Preferred Stock to the Company's transfer agent for cancellation pursuant to its settlement agreement with the Company, and after that cancellation, there were only 2,622,500 shares of Series A Convertible Preferred Stock issued and outstanding.

On July 20, 2015, the Company entered intoa Settlement Agreement (the "Micro-Tech Settlement Agreement") with Micro-Tech Industries, Ltd., lender and preferred shareholder of the Company ("Micro-Tech"). Micro-Tech owns 839,500 shares of the Company's 2,622,500 issued and outstanding shares of Series A Convertible Preferred Stock (the "Micro-Tech Preferred Stock"). Pursuant to the Micro-Tech Settlement Agreement, Micro-Tech agreed to immediately return all of the Micro-Tech Preferred Stock to the Company for cancellation in consideration for the Company issuing 7,975,250 shares of common stock to Micro-Tech.As of July 31, 2015, the 839,500 preferred shares had not been cancelled and the common shares were not issued.

On July 20, 2015, the Companyentered intoa Settlement Agreement (the "Whonon Settlement Agreement") with Whonon Trading S. A., lender and preferred shareholder of the Company ("Whonon"). Whonon owns 1,783,000 shares of the Company's 2,622,500 issued and outstanding shares of Series A Convertible Preferred Stock (the "Whonon Preferred Stock"). Pursuant to the Whonon Settlement Agreement, Whonon agreed to immediately return all of the Whonon Preferred Stock to the Company for cancellation in consideration for the Company issuing 16,938,500 shares of common stock to Whonon.As of July 31, 2015, the preferred shares had not been cancelled and the common shares were not issued.

On July 20, 2015, the Company's CEO returned 22,376,836 shares of common stock to the Company for cancellation in exchange for the issuance of 223,768 shares of Series C Preferred Stock.

On July 20, 2015, a related party shareholder returned 9,600,000 shares of common stock to the Company for cancellation in exchange for the issuance of 96,000 shares of Series C Preferred Stock.

ECRYPT TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On July 23, the Company granted a non-qualified stock option to two of its directors as compensation for their services. The directors are entitled to purchase a total of seven hundred and fifty thousand (750,000) shares each of restricted common stock for a price equal to $0.01 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12 month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the "Vesting Period"). As of August 15, 2015, the director has not exercised any rights. The total fair value of these options at the date of grant was estimated to be $15,750 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 2.28%, a dividend yield of 0% and expected volatility of 230.55%. This $15,750 was recorded as stock based compensation expense based on 1.5 million (1,500,000) options vested.

On August 7, 2015, the Company issued 2,000,000 shares of common stock to Justin Keener d/b/a JMJ Financial (“JMJ”) in partial satisfaction of its obligations under, and the holder’s election to convert a $10,800 portion of, the Company’s convertible promissory note issued to JMJ on January 21, 2015.

On August 7, 2015, the Company issued 649,833 shares of common stock to LG Capital Funding LLC (“LG”) in partial satisfaction of its obligations under, and the holder’s election to convert a$4,180 portion of, the Company’s convertible promissory note issued to LG on January 11, 2015.

On August 7, 2015, the Company issued 3,249,481 shares of common stock to Union Capital, LLC (“Union”) in partial satisfaction of its obligations under, and the holder’s election to convert a $16,085 portion of, the Company’s convertible promissory note issued to Union on December 19, 2014.

On August 13, 2015, the Company issued 13,176,725 shares of common stock to Typenex Co-Investments, LLC (“Typenex”) in partial satisfaction of its obligations under, and the holder’s election to convert a $67,636 portion of, the Company’s convertible promissory note issued to Typenex on February 3, 2015.

On August 13, 2015, the Company issued 782,228 shares of common stock to Adar Bays LLC (“Adar Bays”) in partial satisfaction of its obligations under, and the holder’s election to convert a $5,000 portion of, the Company’s convertible promissory note issued to Adar Bays on December 19, 2014.

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

On June 2, 2015 the Company completed a strategic acquisition of some of the assets of Viking Telecom Services. The Company continues to provide Viking Telecom services under the Viking Telecom brand. Services provided by Viking include cellular tower mapping and audits, ground audits, civil equipment installation, cellular site decommissioning, 3G/4G installations, project/construction management, battery installation and maintenance, plowing/snow removal, shelter and compound preventative maintenance, site clean up, and other related services.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operations for Ecrypt Technologies, Inc. for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014.

Revenue

During the three months ended June 30, 2015, the Company had revenues of $186,837 as compared to revenues of $0 during the three months ended June 30, 2014, an increase of $186,837, or approximately 100%. The increase in revenue experienced by the Company was primarily attributable to the fact that the Company discontinued sales ofOne on OneandEcrypt Meon June 30, 2014 and launching Ecrypt One in the current quarter. During the three months ended June 30, 2015, the Company recorded $18,439 in costs of services related to Ecrypt One, there were not costs of services in the three months ended June 30, 2014, an increase of $18,439, or approximately 100%.

Operating Expenses

During the three months ended June 30, 2015, the Company had operating expenses of $486,472 as compared to operating expenses of $231,044 during the three months ended June 30, 2014, an increase of $255,428 or approximately 190%. The increase in operating expenses experienced by the Company was primarily attributable to an increase in amortization and depreciation expenses, an increase in general and administrative expenses, an increase in research and development, and an increase in professional fees.

Net Loss

The Company had net income of $97,726 for the three months ended June 30, 2015, as compared to a net loss of $(265,221) for the three months ended June 30, 2014, a change of $362,947 or approximately 227%. The change in net income (loss) experienced by the Company was primarily attributable to the fact that the Company had revenue and a gain on derivative, which was offset by the amortization of debt discount and research and development during the three months ended June 30, 2015.

Liquidity and Capital Resources

Currently, we have limited operating capital. The Company anticipates that it will require approximately $5,000,000 of working capital to complete all of its desired business activity during the next twelve months. The Company has earned limited revenue from its business operations. Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and, to date, the revenues generated from our business operations have not been sufficient to fund our operations or planned growth. As noted above, we will likely require additional capital to continue tooperate our business, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

During the past twelve months, we primarily funded our business operations with the proceeds from convertible note financing. During the next twelve months, we plan to seek to generate the necessary capital to fund our business operations and complete our desired business activity through sales of Viking Telecom services, Ecrypt Onesoftware, and strategic marketing affiliate products and services.If we are unable to generate the necessary capital through the sales of these products, we may conduct a private placement offering to seek to raise the necessary working capital to fund our business operations, or continue to rely on related party loans to fund our business operations.

The following discussion outlines the state of our liquidity and capital resources for the period ended June 30, 2015, compared to the fiscal year ended March 31, 2015:

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of June 30, 2015, we have total current assets of $411,096 as compared to total current assets of $302,381 at March 31, 2015, an increase of $108,715, or approximately 36%; and ii) as of June 30, 2015, we have total assets of $510,950, compared to total assets of $365,831 as of March 31, 2015, an increase of $145,119, or approximately 140%. The increase in the Company’s total current assets and total assets from June 30, 2015 to March 31, 2015, was primarily attributable to the fact that the Company obtained more cash via loans from third parties during the period ended June 30, 2014.

Cash: As of June 30, 2015, our unaudited balance sheet reflects that we have cash of $4,377 as compared to $203,072 at March 31, 2015, a decrease of $198,695, or approximately 98%. The increase in the Company’s fixed assets from June 30, 2015 to March 31, 2015, and increase which was primarily attributable to the Asset Purchase agreement with DCI during the period ended June 30, 2015.

Total Current Liabilities

Our unaudited balance sheet reflects that: i) as of June 30, 2015, we have total current liabilities of $1,534,049 as compared to total current liabilities of $1,677,221 at March 31, 2015, an decrease of $143,172 or approximately 9%; and ii) as of June 30, 2015, we have total liabilities of $2,771,905 as compared to total liabilities of $2,501,984 at March 31, 2015, an increase of $269,921 or approximately 11%. The increase in the Company’s total current liabilities from June 30, 2015 to March 31, 2015, was primarily attributable to the fact that the Company the conversion of loans which was offset from received loans from a third party. The increase in the Company’s total liabilities from June 30, 2015 to March 31, 2015, was primarily attributable to the fact of the increase in derivative valuations.

Cash Flow for the Company for the Three Month Period Ended June 30, 2015 as Compared to the Three Month Period Ended June 30, 2015

Operating Activities During the three month period ended June 30, 2015, the net cash used by the Company in operating activities was $(413,090) as compared to net cash used in operating activities of $(71,096) during the three month period ended June 30, 2014, a change of $(341,994) or approximately 581%. The increase in our net cash used in operating activities was primarily attributable to net income adjusted by a decrease in amortization and depreciation, an increase in gain on derivative liability, an increase in accounts receivable, a decrease in accounts payable and accrued liabilities, and a decrease in accounts payable due to a related party.

Investing Activities During three month period ended June 30, 2015, the net cash used by the Company in investing activities was $134,440, as compared to net cash used in investing activities of $ nil during the three month period ended June 30, 2014, a change of $134,440. The change in net cash used by investing activities was primarily attributable to the fact that the Company purchased assets per the Asset Purchase Agreement.

Financing Activities During the three month period ended June 30, 2015, the net cash provided by financing activities was $348,835 as compared to net cash provided by financing activities of $85,000 during the three month period ended June 30, 2013, an increase of $263,835, or approximately 410%. The change in net cash provided by financing activities was primarily attributable to the fact that the Company received less cash via loans from third and related parties.

Subsequent Events

On July 9, 2015, the Company issued a total of 30,184,528 shares of common stock and 264,503 shares of Series B Preferred Stock to the owners of DCI, which shares of Series B Preferred Stock convert into 26,450,300 shares of common stock (ignoring the 4.9% conversion limitation in the Series B designation of rights), satisfying the Company’s obligation to issue shares to the owners of DCI pursuant to the Company’s Asset Purchase Agreement with DCI.

On or about July 14, 2015, Global Capital Corporation (“Global”) returned 2,377,500 shares of Series A Convertible Preferred Stock to the Company's transfer agent for cancellation pursuant to its settlement agreement with the Company, and after that cancellation, there were only 2,622,500 shares of Series A Convertible Preferred Stock issued and outstanding.

On July 20, 2015, the Company entered intoa Settlement Agreement (the "Micro-Tech Settlement Agreement") with Micro-Tech Industries, Ltd., lender and preferred shareholder of the Company ("Micro-Tech"). Micro-Tech owns 839,500 shares of the Company's 2,622,500 issued and outstanding shares of Series A Convertible Preferred Stock (the "Micro-Tech Preferred Stock"). Pursuant to the Micro-Tech Settlement Agreement, Micro-Tech agreed to immediately return all of the Micro-Tech Preferred Stock to the Company for cancellation in consideration for the Company issuing 7,975,250 shares of common stock to Micro-Tech.As of July 31, 2015, the 839,500 preferred shares had not been cancelled and the common shares were not issued.

On July 20, 2015, the Companyentered intoa Settlement Agreement (the "Whonon Settlement Agreement") with Whonon Trading S. A., lender and preferred shareholder of the Company ("Whonon"). Whonon owns 1,783,000 shares of the Company's 2,622,500 issued and outstanding shares of Series A Convertible Preferred Stock (the "Whonon Preferred Stock"). Pursuant to the Whonon Settlement Agreement, Whonon agreed to immediately return all of the Whonon Preferred Stock to the Company for cancellation in consideration for the Company issuing 16,938,500 shares of common stock to Whonon.As of July 31, 2015, the preferred shares had not been cancelled and the common shares were not issued.

On July 20, 2015, the Company's CEO returned 22,376,836 shares of common stock to the Company for cancellation in exchange for the issuance of 223,768 shares of Series C Preferred Stock.

On July 20, 2015, a related party shareholder returned 9,600,000 shares of common stock to the Company for cancellation in exchange for the issuance of 96,000 shares of Series C Preferred Stock.

On July 23, the Company granted a non-qualified stock option to two of its directors as compensation for their services. The directors are entitled to purchase a total of seven hundred and fifty thousand (750,000) shares each of restricted common stock for a price equal to $0.01 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12 month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the "Vesting Period"). As of August 15, 2015, the director has not exercised any rights. The total fair value of these options at the date of grant was estimated to be $15,750 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 2.28%, a dividend yield of 0% and expected volatility of 230.55%. This $15,750 was recorded as stock based compensation expense based on 1.5 million (1,500,000) options vested.

On August 7, 2015, the Company issued 2,000,000 shares of common stock to Justin Keener d/b/a JMJ Financial (“JMJ”) in partial satisfaction of its obligations under, and the holder’s election to convert a $10,800 portion of, the Company’s convertible promissory note issued to JMJ on January 21, 2015.

On August 7, 2015, the Company issued 649,833 shares of common stock to LG Capital Funding LLC (“LG”) in partial satisfaction of its obligations under, and the holder’s election to convert a$4,180portion of, the Company’s convertible promissory note issued to LG on January 11, 2015.

On August 7, 2015, the Company issued 3,249,481 shares of common stock to Union Capital, LLC (“Union”) in partial satisfaction of its obligations under, and the holder’s election to convert a $16,085portion of, the Company’s convertible promissory note issued to Union on December 19, 2014.

On August 13, 2015, the Company issued 13,176,725 shares of common stock to Typenex Co-Investments, LLC (“Typenex”) in partial satisfaction of its obligations under, and the holder’s election to convert a $67,636portion of, the Company’s convertible promissory note issued to Typenex on February 3, 2015.

On August 13, 2015, the Company issued 782,228 shares of common stock to Adar Bays LLC (“Adar Bays”) in partial satisfaction of its obligations under, and the holder’s election to convert a $5,000 portion of, the Company’s convertible promissory note issued to Adar Bays on December 19, 2014.

Critical Accounting Policies

Our financial statements are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements are included in the Company's Current Report on Form 10-K filed on August 5, 2015. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's consolidated financial statements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives. Based on that evaluation, our management has concluded that, as of June 30, 2015, the Company's internal control over financial reporting contained a material weakness due to a failure by the Company to properly value a stock transaction issued by the Company, and as a result of such material weakness, our internal controls over financial reporting were not effective as of June 30, 2015. To remediate the weakness in our internal controls over financial reporting, we intend to: i) reconcile stock issuance transactions against the agreements underlying such stock issuance transactions to ensure that equity issuances are properly accounted for; and ii) implement a review board to review the stock issuance transactions to ensure that they are properly valued and accounted for.

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

On or about April 13, 2015, the Company was served with a lawsuit filed by George Sharp against the Company and numerous other defendants, with a cause of action against the Company for its alleged participation in sending “spam” emails to Mr. Sharp. The Company did not participate in sending any emails to Mr. Sharp, retained California litigation counsel, and filed a demurrer in California. On or about June 3, 2015, the Company and Mr. Sharp entered into a settlement agreement, and the case against the Company was subsequently dismissed with prejudice.

On July 16, 2015, the Company’s independent certifying accounting firm, Sadler Gibb & Associates, LLC, notified the Company during a phone call that a consultant, Jay Lake, to the Company’s outside accountant, One Blue Mountain, was subject to a PCAOB order barring Mr. Lake from being an associated person of a registered public accounting firm. Pursuant to Section 105(c)(7) of the Sarbanes-Oxley Act of 2002, it is unlawful for a person subject to such an association bar to willfully associate with an issuer in an accountancy or a financial management capacity without the consent of the PCAOB or the Securities and Exchange Commission, and for an issuer to permit such person to associate with the issuer if the issuer knew or should have known in the exercise of reasonable care of the association bar. On July 17, 2015, we transitioned to using another outside accountant in lieu of One Blue Mountain, and on July 22, 2015, formally terminated One Blue Mountain. On July 21, 2015, the Company reported the matter to the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As previously disclosed on Form 8-K filed on June 9, 2015, on June 2, 2015, the Companyentered intoan Asset Purchase Agreement (the “Agreement”) with Dependable Critical Instructure, Inc. f/k/a DTREDS Consolidated Inc., a Delaware corporation (“DCI”), and Viking Telecom Services, LLC, a Minnesota limited liability company (“Viking”). Pursuant to the Agreement, the parties agreed that the Company would purchase assets of DCI relating to Viking which DCI had acquired from Viking (general intangibles, including contract rights, office furniture, IBM server, 2011 Chevrolet Silverado 2500 Diesel truck, and accounts receivable after January 1, 2015), in consideration of the Company (1) assuming limited liabilities associated with Viking (loan payment for Chevrolet truck in the amount of $668 per month, loan payment to Joshua Claybaugh of $5,000 per month for 11 months), (2) issuing the owners of DCI a total of 62,236,075 shares of Company common stock, and (3) paying DCI $200,000 as soon as reasonably possible after closing of the acquisition. The Company’s CEO, Dr. Cellucci, is the CEO and Chairman of DCI, and a minority owner of DCI. On July 9, 2015, the Company issued 30,184,496 shares of common stock to five of the six owners of DCI pursuant to the Company's acquisition of assets from DCI described herein, and on July 17, 2015, the Company issued an additional 32 shares of common stock and 264,503 shares of Series B Preferred Stock to the remaining owner of DCI. Due to the related party nature of the purchase, the transaction was recorded using historical cost.

As previously disclosed on Form 8-K filed on July 23, 2015, on July 20, 2015, the Company entered into a Settlement Agreement (the "Micro-Tech Settlement Agreement") with Micro-Tech Industries, Ltd., lender and preferred shareholder of the Company ("Micro-Tech"). Micro-Tech owns 839,500 shares of the Company's 2,622,500 issued and outstanding shares of Series A Convertible Preferred Stock (the "Micro-Tech Preferred Stock"). On or about July 14, 2015, Global Capital Partners, LLC, returned 2,377,500 shares of Series A Convertible Preferred Stock to the Company's transfer agent for cancellation pursuant to its settlement agreement with the Company previously reported in the Company's Current Report on Form 8-K filed on June 16, 2015, and after that cancellation, there were only 2,622,500 shares of Series A Convertible Preferred Stock issued and outstanding. Pursuant to the Micro-Tech Settlement Agreement, Micro-Tech agreed to immediately return all of the Micro-Tech Preferred Stock to the Company for cancellation in consideration for the Company issuing 7,975,250 shares of common stock to Micro-Tech.

As previously disclosed on Form 8-K filed on July 23, 2015, on July 20, 2015, the Company entered into a Settlement Agreement (the "Whonon Settlement Agreement") with Whonon Trading S. A., lender and preferred shareholder of the Company ("Whonon"). Whonon owns 1,783,000 shares of the Company's 2,622,500 issued and outstanding shares of Series A Convertible Preferred Stock (the "Whonon Preferred Stock"). Pursuant to the Whonon Settlement Agreement, Whonon agreed to immediately return all of the Whonon Preferred Stock to the Company for cancellation in consideration for the Company issuing 16,938,500 shares of common stock to Whonon.

As previously disclosed on Form 8-K filed on August 17, 2015, on August 7, 2015, the Company issued 2,000,000 shares of common stock to Justin Keener d/b/a JMJ Financial (“JMJ”) in partial satisfaction of its obligations under, and the holder’s election to convert a $10,800 portion of, the Company’s convertible promissory note issued to JMJ on January 21, 2015.

As previously disclosed on Form 8-K filed on August 17, 2015, on August 7, 2015, the Company issued 649,833 shares of common stock to LG Capital Funding LLC (“LG”) in partial satisfaction of its obligations under, and the holder’s election to convert a $4,179.73 portion of, the Company’s convertible promissory note issued to LG on January 11, 2015.

As previously disclosed on Form 8-K filed on August 17, 2015, on August 7, 2015, the Company issued 3,249,481 shares of common stock to Union Capital, LLC (“Union”) in partial satisfaction of its obligations under, and the holder’s election to convert a $ 16,084.93 portion of, the Company’s convertible promissory note issued to Union on December 19, 2014.

As previously disclosed on Form 8-K filed on August 17, 2015, on August 13, 2015, the Company issued 13,176,725 shares of common stock to Typenex Co-Investments, LLC (“Typenex”) in partial satisfaction of its obligations under, and the holder’s election to convert a $67,636.13 portion of, the Company’s convertible promissory note issued to Typenex on February 3, 2015.

As previously disclosed on Form 8-K filed on August 17, 2015, on August 13, 2015, the Company issued 782,228 shares of common stock to Adar Bays LLC (“Adar Bays”) in partial satisfaction of its obligations under, and the holder’s election to convert a $5,000 portion of, the Company’s convertible promissory note issued to Adar Bays on December 19, 2014.

The issuances of these shares were made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

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

* Filed Herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECRYPT TECHNOLOGIES, INC.

Date: August 24, 2015	By:	/s/ Thomas A. Cellucci
Thomas A. Cellucci, Chief Executive Officer

