Form 10-Q/A
period 2015-06-30
eCrypt Technologies, Inc.
filed 2015-08-25
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on August 24, 2015 (the "Quarterly Report"), is to furnish Exhibit 101 to the Quarterly Report and to make certain changes noted below. Exhibit 101 provides the financial statements and related notes from the Quarterly Report formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Quarterly Report except as noted below. This Amendment No. 1 to the Quarterly Reports speaks as of the original filing date of the Quarterly Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Quarterly Report except that (1) the cover page has been updated to reflect that the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months, (2) a portion of the current convertible notes payable net discount has been recategorized to long term convertible notes payable net of discount and (3) a typographical error has been corrected (a duplicate label " Total Current Assets" in the Condensed Balance Sheets has been updated to state "Total Long Term Assets").

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

ECRYPT TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2015

ECRYPT TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2015	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,377	$203,072
Accounts receivable	373,418	-
Prepaid expenses	33,301	40,105
Note receivable	-	59,204
TOTAL CURRENT ASSETS	411,096	302,381

LONG TERM ASSETS
Property and equipment, net	47,760	6,340
Intangible assets, net	52,094	57,110
TOTAL LONG TERM ASSETS	99,854	63,450

TOTAL ASSETS	$510,950	$365,831

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$223,467	$157,249
Accounts payable-related party	-	13,200
Accrued interest	111,299	82,956
Accrued interest on loan-related party	9,973	267,960
Notes payable-related party	403,000	558,500
Notes payable	493,379	430,788
Convertible notes payable net of discount	189,230	166,568
TOTAL CURRENT LIABILITIES	1,430,348	1,677,221

LONG TERM LIABILITIES
Notes Payable	28,611	-
Convertible notes payable net of discount	103,701	-
Derivative liabilities	1,209,245	824,763
TOTAL LONG TERM LIABILITIES	1,341,557	824,763

TOTAL LIABILITIES	2,771,905	2,501,984

STOCKHOLDERS' DEFICIT
Preferred stock (10,000,000 Shares Authorized; Par Value $.0001 5,000,000 and 5,000,000 shares issued and outstanding as at June 30, 2015 and March 31, 2015)	500	500
Preferred stock Series B (350,000 Shares Authorized; Par Value $.0001, 0 shares issued and outstanding at June 30, 2015 and March 31, 2015)	-	-
Preferred stock Series C (1,000,000 Shares Authorized; Par Value $.0001, 0 shares issued and outstanding at June 30, 2015 and March 31, 2015)	-	-
Common stock (500,000,000 Shares Authorized; No Par Value;190,629,319 and 135,979,802 shares issued and outstanding as at June 30, 2015 and March 31, 2015)	2,544,941	2,072,814
Additional paid in capital	6,691,824	8,150,332
Stock subscription payable (63,496,413 and 1,373,120 issuable as at June 30, 2015 and March 31, 2015)	819,333	55,480
Accumulated deficit	(12,317,553)	(12,415,279)
TOTAL STOCKHOLDERS' DEFICIT	(2,260,955)	(2,136,153)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$510,950	$365,831

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

On or about July 14, 2015, Global returned its 2,377,500 shares of Series A Convertible Preferred Stock to the Company's transfer agent for cancellation pursuant to its settlement agreement with the Company, and after that cancellation, there were only 2,622,500 shares of Series A Convertible Preferred Stock issued and outstanding.

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

ECRYPT TECHNOLOGIES, INC.

Date: August 25, 2015	By:	/s/ Thomas A. Cellucci
Thomas A. Cellucci, Chief Executive Officer

