Form 10-Q/A
period 2015-06-30
eCrypt Technologies, Inc.
filed 2015-09-14
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

As of September 8 , 2015, the Company had 266,920,913 issued and outstanding and issuable shares of common stock (including 99,481,402 shares of issuable common stock).

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on August 24, 2015 (the "Quarterly Report"), is to remove accounts receivables that were included as part of the Asset Purchase Agreement with Dependable Critical Infrastructure, Inc. f/k/a DTREDS Consolidated Inc., a Delaware corporation, and Viking Telecom Services, LLC, a Minnesota limited liability company .

No other changes have been made to the Quarterly Report except as noted below. This Amendment No. 2 to the Quarterly Reports speaks as of the original filing date of the Quarterly Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Quarterly Report except that the cover page and equity financial statement footnote has been updated to reflect the amount of issuable shares of common stock , and the change regarding accounts receivable has been made .

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
	(Restated)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,377	$203,072
Accounts receivable	191,055	-
Prepaid expenses	33,301	40,105
Note receivable	-	59,204
TOTAL CURRENT ASSETS	228,733	302,381

LONG TERM ASSETS
Property and equipment, net	47,760	6,340
Intangible assets, net	52,094	57,110
TOTAL LONG TERM ASSETS	99,854	63,450

TOTAL ASSETS	$328,587	$365,831

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$223,467	$157,249
Accounts payable-related party	-	13,200
Accrued interest	111,299	82,956
Accrued interest on loan-related party	9,973	267,960
Notes payable-related party	403,000	558,500
Notes payable	493,379	430,788
Convertible notes payable net of discount	189,230	166,568
TOTAL CURRENT LIABILITIES	1,430,348	1,677,221

LONG TERM LIABILITIES
Notes Payable	28,611	-
Convertible notes payable net of discount	103,701	-
Derivative liabilities	1,209,245	824,763
TOTAL LONG TERM LIABILITIES	1,341,557	824,763

TOTAL LIABILITIES	2,771,905	2,501,984

STOCKHOLDERS' DEFICIT
Preferred stock (10,000,000 Shares Authorized; Par Value $.0001 5,000,000 and 5,000,000 shares issued and outstanding as at June 30, 2015 and March 31, 2015)	500	500
Preferred stock Series B (350,000 Shares Authorized; Par Value $.0001, 0 shares issued and outstanding at June 30, 2015 and March 31, 2015)	-	-
Preferred stock Series C (1,000,000 Shares Authorized; Par Value $.0001, 0 shares issued and outstanding at June 30, 2015 and March 31, 2015)	-	-
Common stock (500,000,000 Shares Authorized; No Par Value;190,629,319 and 135,979,802 shares issued and outstanding as at June 30, 2015 and March 31, 2015)	2,544,941	2,072,814
Additional paid in capital	6,509,461	8,150,332
Stock subscription payable (63,496,413 and 1,373,120 issuable as at June 30, 2015 and March 31, 2015)	819,333	55,480
Accumulated deficit	(12,317,553)	(12,415,279)
TOTAL STOCKHOLDERS' DEFICIT	(2,771,905)	(2,136,153)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$328,587	$365,831

The accompanying notes are an integral part of these condensed financial statements

ECRYPT TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2015	2014
	(Restated)
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
	(Restated)
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

2. Significant Accounting Policies

Correction of Interim Condensed Financial Statements

This Amendment No. 2 corrects our previously issued interim consolidated financial statements for the three months ended June 30, 2015 to correct errors in accounting for assets attained as part of an Asset Purchase agreement with DCI. We incorrectly recorded accounts receivable balances before January 1, 2015, that were to be excluded from the purchase of assets. The Company was only supposed to record accounts receivable after this date up to the agreement date. The correcting adjustments decreased the accounts receivable and additional paid in capital by $182,363. We have restated the three months ended June 30, 2015, because we concluded the corrections were material to the interim condensed financial statements.

The effects of these corrections on the interim consolidated financial statements were:

Ecrypt Technologies, Inc.
CONDENSED BALANCE SHEETS

June 30,
2015
As Reported
Accounts receivable	$373,418
TOTAL CURRENT ASSETS	411,096
TOTAL ASSETS	$510,950
Additional paid in capital	6,691,824
Total Stockholders' Deficit	(2,260,955)
Total Liabilities and Stockholders' Deficit	$510,950
Correction
Accounts receivable	$(182,363)
TOTAL CURRENT ASSETS	(182,363)
TOTAL ASSETS	$(182,363)
Additional paid in capital	(182,363)
Total Stockholders' Deficit	(182,363)
Total Liabilities and Stockholders' Deficit	$(182,363)
As Corrected
Accounts receivable	$191,055
TOTAL CURRENT ASSETS	228,733
TOTAL ASSETS	$328,587
Additional paid in capital	6,509,461
Total Stockholders' Deficit	(2,443,318)
Total Liabilities and Stockholders' Deficit	$328,587

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

4. Stockholders’ Deficit

Authorized:

500,000,000 Common shares with no par value; 254,125,732 Common shares issued and outstanding and issuable, with 63,496,413 of such shares issuable as of June 30, 2015;

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

During the period ended June 30, 2015, the Company effected the following stock transactions:

On June 2, 2015, the Company entered into an Asset Purchase Agreement with Dependable Critical Infrastructure, Inc. f/k/a DTREDS Consolidated Inc., a Delaware corporation ("DCI"), and Viking Telecom Services, LLC, a Minnesota limited liability company ("Viking"). Pursuant to the Agreement, the parties agreed that the Company would purchase assets of DCI relating to Viking which DCI had acquired from Viking (general intangibles, including contract rights, office furniture totaling $7,392, IBM server, 2011 Chevrolet Silverado 2500 Diesel truck for $35,608, and accounts receivable after January 1, 2015 totaling $0), in consideration of the Company (1) assuming limited liabilities associated with Viking (loan payment for Chevrolet truck in the amount of $668 per month with a principal balance of $36,202, loan payment to Joshua Claybaugh of $5,000 per month for 11 months totaling $55,000), (2) issuing the owners of DCI a total of 62,236,075 shares of Company common stock valued at $740,000, and (3) paying DCI $200,000, which was paid on June 19, 2015, and an initial deposit of $59,204. Due to the related party nature of the transaction, the assets were recorded at historical cost and $ 1,047,406 of the total purchase price was recorded as additional paid in capital.

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

The following discussion outlines the state of our liquidity and capital resources for the period ended June 30, 2015, compared to the fiscal year ended March 31, 2015:

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of June 30, 2015, we have total current assets of $ 228,733 as compared to total current assets of $302,381 at March 31, 2015, a decrease of $73,648, or approximately 24%; and ii) as of June 30, 2015, we have total assets of $328,587, compared to total assets of $365,831 as of March 31, 2015, a decrease of $37,244, or approximately 9%.  The decrease in the Company’s total current assets and total assets from June 30, 2015 to March 31, 2015, was primarily attributable to the fact that the Company obtained more cash via loans from third parties during the period ended June 30, 2014.

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

ECRYPT TECHNOLOGIES, INC.

Date: September 14 , 2015	By:	/s/ Thomas A. Cellucci
Thomas A. Cellucci, Chief Executive Officer

