Form 10-Q
period 2015-09-30
Bravatek Solutions, Inc.
filed 2015-11-20
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-53489

Bravatek Solutions, Inc.
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

As of November 19, 2015, the Company had 517,518,598 issued and outstanding shares of common stock (including 53,172,835 shares of issuable common stock).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The financial statements of Bravatek Solutions, Inc. (formerly Ecrypt Technologies, Inc.) (the "Company" or "Bravatek"), a Colorado corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2015, and all amendments thereto.

BRAVATEK SOLUTIONS, INC.

FORMERLY ECRYPT TECHNOLOGIES, INC.)

FINANCIAL STATEMENTS

(UNAUDITED)

BRAVATEK SOLUTIONS, INC.

(FORMERLY ECRYPT TECHNOLOGIES, INC.)

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2015	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$17,366	$203,072
Accounts receivable	249,853	-
Prepaid expenses	20,687	40,105
Note receivable	-	59,204
TOTAL CURRENT ASSETS	287,906	302,381

LONG TERM ASSETS
Property and equipment, net	44,357	6,340
Intangible assets, net	47,022	57,110
TOTAL LONG TERM ASSETS	91,379	63,450

TOTAL ASSETS	$379,285	$365,831

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$345,431	$157,249
Accounts payable-related party	-	13,200
Accrued interest	140,978	82,956
Accrued interest on loan-related party	20,055	267,960
Notes payable-related party	400,000	558,500
Notes payable	478,379	430,788
Convertible notes payable net of discount	354,115	166,568
TOTAL CURRENT LIABILITIES	1,738,958	1,677,221

LONG TERM LIABILITIES
Notes payable	28,611	-
Convertible notes payable net of discount	175,152	-
Derivative liabilities	1,673,811	824,763
TOTAL LONG TERM LIABILITIES	1,877,574	824,763

TOTAL LIABILITIES	3,616,532	2,501,984

STOCKHOLDERS' DEFICIT
Preferred stock Series A (5,000,000 Shares Authorized; Par Value $.0001, 584,271 and 5,000,000 shares issued and outstanding at September 30, 2015 and March 31, 2015)	58	500
Preferred stock Series B (350,000 Shares Authorized; Par Value $.0001, 0 shares issued and outstanding at September 30, 2015 and March 31, 2015)	-	-
Preferred stock Series C (1,000,000 Shares Authorized; Par Value $.0001, 0 shares issued and outstanding at September 30, 2015 and March 31, 2015)	-	-
Common stock (5,000,000,000 Shares Authorized; No Par Value; 274,552,929 and 162,205,494 shares issued and outstanding as at September 30, 2015 and March 31, 2015)	3,160,263	2,072,814
Additional paid in capital	6,757,955	8,150,332
Stock subscription payable (53,172,835 and 1,373,120 issuable as at September 30, 2015 and March 31, 2015)	79,333	55,480
Accumulated deficit	(13,234,856)	(12,415,279)
Total Stockholders' Deficit	(3,237,247)	(2,136,153)
Total Liabilities and Stockholders' Deficit	$379,285	$365,831

The accompanying notes are an integral part of these condensed financial statements

BRAVATEK SOLUTIONS, INC.

(FORMERLY ECRYPT TECHNOLOGIES, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Six Months Ended September 30,	For the Six Months Ended September 30,
	2015	2014	2015	2014
REVENUES
Sales	62,973	-	249,810	-
Cost of services	(65,348)	-	(83,787)	-
GROSS PROFIT	(2,375)	-	166,023	-

OPERATING EXPENSES
Amortization and depreciation	8,475	934	15,350	1,869
Advertisement and promotion	27,698	2,511	58,649	7,088
General and administrative	114.424	49,044	257,989	191,418
Research and development	171,606	50,638	408,249	104,581
Professional fees	99,833	18,970	168,271	48,185
TOTAL OPERATING EXPENSES	422,036	122,097	908,508	353,141

OPERATING LOSS	(424,411)	(122,097)	(742,485)	(353,141)

OTHER INCOME (EXPENSES)
Interest expense	(60,754)	(18,707)	(116,101)	(35,226)
Interest expense related party	-	(23,325)	(9,973)	(40,983)
Gain (loss) on derivative liabilities	(69,560)	-	569,423	-
Amortization of debt discount	(362,578)	-	(520,441)	-
TOTAL OTHER EXPENSES	(492,892)	(42,032)	(77,092)	(76,209)

NET LOSS	$(917,303)	$(164,129)	$(819,577)	$(429,350)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	263,064,666	127,326,911	225,806,379	130,657,891

Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements

BRAVATEK SOLUTIONS, INC.

(FORMERLY ECRYPT TECHNOLOGIES, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNDAUDITED)

	For the Six Months Ended September 30,	For the Six Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(819,577)	$(429,350)
Adjustments for non-cash items:
Amortization and depreciation	15,350	1,869
Stock issued for compensation	27,349	170,526
Stock issued for services	8,797	-
Gain on derivative liability	(569,423)	-
Amortization of debt discount	520,441	-
Changes in operating assets and liabilities:
Accounts receivable	(249,853)	-
Prepaid expenses	37,744	-
Accounts payable and accrued liabilities	196,016	61,380
Accrued interest	67,762	35,226
Accrued interest on loan-related party	20,055	40,983
Accounts payable-related party	(13,200)	(13,200)
NET CASH USED IN OPERATING ACTIVITIES	(754,601)	(132,566)

CASH FLOWS FROM INVESTING ACTIVITIES
Computer equipment	(279)	-
Property and equipment	(43,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(43,279)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	-	57,930
Proceeds from notes payable	(15,000)	85,000
Proceeds used in related party asset transfer	(157,000)	-
Proceeds from convertible debt	784,174	-
Proceeds from loan-related party	51,512	-
Payments to loan-related party	(51,512)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	612,174	142,930

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(185,706)	10,364

CASH AND CASH EQUIVALENTS
Beginning of period	203,072	15,504

End of period	$17,366	$25,868

Supplemental disclosures of cash flow information:
Shares issued in settlement of interest on convertible debt	$649,426	$-
Original issue discounts	$813,008	$-
Common stock issued to satisfy common stock payable	$3,496	$159,229
Intial value of the derivative liabilities	$1,669,633	$-
Asset and intangibles purchased with common stock	$740,000	$-

The accompanying notes are an integral part of these condensed financial statements

BRAVATEK SOLUTIONS, INC.

FORMERLY ECRYPT TECHNOLOGIES, INC.)

FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Operations

Bravatek Solutions, Inc. (formerly Ecrypt Technologies, Inc.), a Colorado corporation ("the Company"), was incorporated on April 19, 2007. Effective September 29, 2015, the Company changed its name from "Ecrypt Technologies, Inc." to "Bravatek Solutions, Inc." in order to better reflect the Company's expanding operations and strategy. The Company's business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, hardware and services, and telecom services Products include software, hardware and services, and span a diverse variety of industries including, but not limited to, email security, user authentication, robotics, telecommunications and cyber breach protection.

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

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. At September 30, 2015, the Company had $60,362 in capitalized software development of which $60,362 was capitalized as of January 31, 2015. Capitalized software amortizing over the software's estimated economic life. For the three and six months ended September 30, 2015, amortization expense for capitalized software development was $5,072 and $10,088, respectively.

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

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception (April 19, 2007) up to September 30, 2015 of $13,234,856 which raises substantial doubt about its ability to continue as a going concern.

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

The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred. The Company recognizes revenue in accordance with Accounting Standards Codification Section 605-10-S99, Revenue Recognition, Overall, SEC Materials ("Section 605-10-S99"). Section 605-10-S99 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Cost of products sold consists of the cost of the purchased goods and labor related to the corresponding sales transaction. The Company recognizes revenue from services at the time the services are completed.

Accounts Receivable/Allowance for Doubtful Accounts

The Company records its client receivables and unbilled services at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and unbilled services and establishes allowances based on historical experience and other currently available information. As of September 30, 2015 and March 31, 2015, management determined there was no need to establish an allowance for doubtful accounts because there had been little history of nonpayment or indicators of credit risk, such as bankruptcy.

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

As the Company has incurred losses for the six months ended September 30, 2015 and 2014, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of September 30, 2015 and 2014, there were 208,430,740 and 130,657,891 weighted average shares outstanding, respectively. As of September 30, 2015 and 2014, there were 2,245,535,502 and 0 anti-dilutive shares related to convertible notes and convertible preferred shares based on their terms and conditions with none related to warrants and options, respectively.

3. Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard is effective for us in the first quarter of fiscal 2018. However, in April 2015, the FASB approved to defer the effective date by one year which we will evaluate if approved. Further, we have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

On August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. ASU 2014-15 is effective for us for our fiscal year ending December 31, 2016 and for interim periods thereafter. We are currently evaluating the impact of this standard on our consolidated financial statements.

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2015, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, that are of significance or potential significance to us.

4. Stockholders' Deficit

Authorized:

On October 23, 2015, the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from five hundred million (500,000,000) shares to five billion (5,000,000,000) shares with no par value. 327,725,764 common shares are issued and outstanding and issuable, with 53,172,835 of such shares issuable as of September 30, 2015.

10,000,000 preferred shares have been authorized, with 6,350,000 preferred shares, $0.0001 par value, designated a particular Series with specific rights, and 3,650,000 preferred shares undesignated, and 584,271 preferred shares issued and outstanding as of September 30, 2015.

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

Series C Preferred Stock. 1,000,000 shares of preferred stock were designated as Series C Preferred Stock. Each share of Series C Preferred Stock is convertible at the election of the holder into 100 shares of common stock, and entitles the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company. The holders of the Series C Preferred Stock do not have any rights to dividends or any liquidation preferences.

During the period ended September 30, 2015, the Company effected the following stock transactions:

On June 2, 2015, the Company entered into an Asset Purchase Agreement with Dependable Critical Infrastructure, Inc. f/k/a DTREDS Consolidated Inc., a Delaware corporation ("DCI"), and Viking Telecom Services, LLC, a Minnesota limited liability company ("Viking"). Pursuant to the Agreement, the parties agreed that the Company would purchase assets of DCI relating to Viking which DCI had acquired from Viking (general intangibles, including contract rights, office furniture totaling $7,392, IBM server, 2011 Chevrolet Silverado 2500 Diesel truck for $35,608, and accounts receivable after January 1, 2015 totaling $0), in consideration of the Company (1) assuming limited liabilities associated with Viking (loan payment for Chevrolet truck in the amount of $668 per month with a principal balance of $36,202, loan payment to Joshua Claybaugh of $5,000 per month for 11 months totaling $55,000), (2) issuing the owners of DCI a total of 62,236,075 shares of Company common stock valued at $740,000, and (3) paying DCI $200,000, which was paid on June 19, 2015, and an initial deposit of $59,204. Due to the related party nature of the transaction, the assets were recorded at historical cost and $ 1,047,406 of the total purchase price was recorded as additional paid in capital. On July 9, 2015, the Company issued a total of 30,184,528 shares of common stock listed above and 264,503 shares of Series B Preferred Stock to the owners of DCI, which shares of Series B Preferred Stock convert into 26,450,300 shares of common stock (ignoring the 4.9% conversion limitation in the Series B designation of rights), satisfying the Company's obligation to issue shares to the owners of DCI pursuant to the Company's Asset Purchase Agreement with DCI.

During the period ended September 30, 2015, Global returned its 2,377,500 shares of Series A Convertible Preferred Stock to the Company's transfer agent for cancellation pursuant to its settlement agreement with the Company.

During the period ended September 30, 2015, the Company entered into a Settlement Agreement (the "Micro-Tech Settlement Agreement") with Micro-Tech Industries, Ltd., lender and preferred shareholder of the Company ("Micro-Tech"). Micro-Tech owns 839,500 shares of the Company's shares of Series A Convertible Preferred Stock (the "Micro-Tech Preferred Stock"). Pursuant to the Micro-Tech Settlement Agreement, Micro-Tech agreed to immediately return all of the Micro-Tech Preferred Stock to the Company for cancellation in consideration for the Company issuing 7,975,250 shares of common stock to Micro-Tech. The Company also entered into a Settlement Agreement (the "Whonon Settlement Agreement") with Whonon Trading S. A., lender and preferred shareholder of the Company ("Whonon"). Whonon owns 1,783,000 shares of the Company's shares of Series A Convertible Preferred Stock (the "Whonon Preferred Stock"). Pursuant to the Whonon Settlement Agreement, Whonon agreed to immediately return all of the Whonon Preferred Stock to the Company for cancellation in consideration for the Company issuing 16,938,500 shares of common stock to Whonon.

During September 30, 2015, the Company's CEO and related party shareholder returned a total of 31,976,836 shares of common stock to the Company for cancellation in exchange for the issuance of 319,768 shares of Series C Preferred Stock.

On July 23, 2015, the Company granted a non-qualified stock option to two of its directors as compensation for their services. The directors are entitled to purchase a total of seven hundred and fifty thousand (750,000) shares each of restricted common stock for a price equal to $0.01 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12 month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the "Vesting Period"). As of August 15, 2015, the director has not exercised any rights. The total fair value of these options at the date of grant was estimated to be $15,750 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 2.28%, a dividend yield of 0% and expected volatility of 230.55%. This $15,750 was recorded as stock based compensation expense based on 1.5 million (1,500,000) options vested.

During the period ended September 30, 2015, the Company issued 135,179,146 shares of common stock for conversion of $371,725 of principal and $277,701 of accrued interest, for a total of $649,426.

During the period ended September 30, 2015, the Company issued 1,260,338 shares of common stock for compensation valued at $27,349. The per share price of the shares was $0.02.

During the period ended September 30, 2015, the Company issued 358,099 shares of common stock in exchange for legal services valued at $12,293, of which $3,496 was in stock subscriptions payable and $8,797 in expenses.

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

	Number of Options	Weighted-Average Exercise Price per share		Weighted- Average Remaining Life (Years)
Outstanding at as at 3/31/15	300,000		$0.30	8.88
Granted	-		$-	-
Exercised	-	$	NA	NA
Cancelled	-	$	NA	NA
Outstanding as at 9/30/15	300,000		$0.30	6.39
Exercisable at 9/30/15	300,000		$0.30

On March 27, 2015 the Company granted a non-qualified cashless stock warrant to its officer as compensation for his services. The officer is entitled to purchase a total of thirty million (30,000,000) shares of restricted common stock for a price equal to $0.03 per share (Exercise Price), exercisable over a five-year period thereafter.

As of September 30, 2015, the officer has not exercised any rights. The total fair value of these options at the date of grant was estimated to be $813,827 and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.42%, a dividend yield of 0% and expected volatility of 207.12%. $813,827 was recorded as stock based compensation expense through March 31, 2015 based on a total of thirty million (30,000,000) shares vested.

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

	Number of Options	Weighted-Average Exercise Price per share		Weighted- Average Remaining Life (Years)
Outstanding at as at 3/31/15	30,000,000		$0.03	5.00
Granted	1,500,000		$-	10.00
Exercised	-	$	NA	NA
Cancelled	-	$	NA	NA
Outstanding as at 9/30/15	31,500,000		$0.03	4.75
Exercisable at 9/30/15	31,500,000		$0.03

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

As of September 30, 2015, the warrant holders have not exercised any rights. The total fair value of these options at the date of grant was estimated to be $105,182 and was determined using the Black-Scholes option pricing model with an expected life of 1 to 10 years, a risk free interest rates of .25% to 2.28%, a dividend yield of 0%, and expected volatility in a range of 185.10% to 230.55%. $89,432 was not recorded as expense through September 30, 2015 since the warrants were issued in a private placement in exchange for cash. The Company has expensed $3,938 out of the remaining $15,750 as of September 30, 2015.

	Number of Warrants	Weighted-Average Exercise Price per share		Weighted- Average Remaining Life (Years)
Outstanding at as at 3/31/15	735,000		$0.15	0.50
Granted	-		$-	-
Exercised	-	$	NA	NA
Cancelled	-	$	NA	NA
Outstanding as at 9/30/15	735,000		$0.15	0.25
Exercisable at 9/30/15	735,000		$0.15

In conjunction with the convertible note issued by the Company and the three promissory notes issued to the Company for the three additional tranches of funding to the Company, the Company issued four warrants for a total number of shares equal to $123,750 ($41,250 for the first warrant corresponding to funding on February 6, 2015, and $27,500 for the other three warrants corresponding to the future tranches of funding to the Company) divided by the conversion market price in the convertible note. The warrants have an exercise price of $0.10, subject to adjustment, and expire on January 3, 2020. Each of the warrants are only exercisable after the corresponding tranche of funding to the Company has been paid. Therefore, the first warrant is currently exercisable, but the other three warrants are not. The Company also issued 51,587,302 additional warrants in conjunctions with a convertible note issued by the Company. The warrants have an exercise price of $0.01, subject to adjustment, and expire on August 17, 2020.

The total fair value of these warrants at the date of grant was estimated to be $453,948 and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.28%to 1.58%, a dividend yield of 0% and expected volatility of 191.21% to 209.94%. $453,948 was recorded as derivative expense as of the date of issuance and as of September 30, 2015 a derivative liability of $47,254 is reflected on the balance sheet.

	Number of Warrants	Weighted-Average Exercise Price per share		Weighted- Average Remaining Life (Years)
Outstanding at as at 3/31/15	916,667		$0.10	0.50
Granted	51,587,302		$-	5.00
Exercised	-	$	NA	NA
Cancelled	-	$	NA	NA
Outstanding as at 9/30/15	52,503,969		$0.10	4.81
Exercisable at 9/30/15	52,503,969		$0.10

6. Loan-Related Party

As of September 30, 2015 and March 31, 2015, the balance of loans due to a related party was $400,000 and $558,500, respectively.

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

On June 15, 2015, Company entered into a Settlement Agreement and Partial Waiver and Release (the "Settlement Agreement") with a Nevada corporation, lender and preferred shareholder of the Company ("Global"). Global owned 2,377,500 shares of the Company's 5,000,000 issued and outstanding shares of Series A Convertible Preferred Stock (the "Global Preferred Stock"), and is the holder of outstanding promissory notes in the original principal amount of $558,500, with accrued interest thereon due to Global of approximately $267,960 (the "Global Notes") as of March 31, 2015. Pursuant to the Settlement Agreement, Global agreed to (1) waive interest due under the Global Notes and waive $158,500 of principal due under the Global Notes, such that only $400,000 of principal and interest would be considered outstanding as of the settlement agreement date, and (2) immediately return all of the Global Preferred Stock to the Company for cancellation, in consideration for the Company issuing 21,397,500 shares of common stock to Global. On or about July 14, 2015, Global returned its 2,377,500 shares of Series A Convertible Preferred Stock to the Company's transfer agent for cancellation pursuant to its settlement agreement with the Company, and after that cancellation, there were only 2,622,500 shares of Series A Convertible Preferred Stock issued and outstanding. Due to the related party nature of this transaction, the $238 balance in Convertible Preferred Stock was transferred to additional paid in capital. As of July 31, 2015, the 21,397,500 common shares had not been issued. All notes listed above are now payable on demand as part of the Settlement Agreement.

The Company issued multiple advances from June 27, 2015 to August 20, 2015 totaling $51,512 in unsecured notes payable to the Company's CEO. The notes bears no interest and has no maturity date. The Company paid the principal balance of $51,512 and interest totaling $256 on August 20, 2015.

Interest expense for the six months ended September 30, 2015, and 2014, was $20,301 and $23,325, respectively.

7. Notes Payable

As of September 30, 2015 and March 31, 2015, the balance of loans due to third parties was $506,990 and $430,788, respectively.

The Company issued on December 18, 2012, a $49,980 unsecured note payable to a third party. The note bears interest at 10%, compounded annually and matured on December 18, 2014. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement. The note payable was again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement.

The Company issued on February 26, 2013, a $49,980 unsecured note payable to a third party. The note bears interest at 10%, compounded annually and matures on February 26, 2015. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement. The note payable was again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement.

The Company issued on April 18, 2013, a $46,500 unsecured note payable to a third party. The note bears interest at 10%, compounded annually and matures on April 18, 2015. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement. The note payable was again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement.

The Company issued on May 7, 2013, a $3,500 unsecured note payable to a third party. The note bears interest at 10%, compounded annually and matures on May 7, 2015. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement. The note payable was again extended on August 6, 2015 through January 1, 2016, with no change in original terms of the agreement.

The Company issued on May 30, 2013, a $50,000 unsecured note payable to a third party. The note bears interest at 10%, compounded annually and matures on May 30, 2015. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement. The note payable was again extended on August 6, 2015, through January 1, 2016 with no change in original terms of the agreement.

The Company issued on July 12, 2013, a $50,000 unsecured note payable to a third party. The note bears interest at 10%, compounded annually and matures on July 12, 2014. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement. The note payable was again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement.

The Company issued on August 2, 2013, a $50,000 unsecured note payable to a third party. The note bears interest at 10%, compounded annually, matures in one year on August 2, 2014. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement. The note payable was again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement.

The Company issued on September 12, 2013, a $30,000 unsecured note payable to a third party. The note bears interest at 10%, compounded annually, matures in one year on September 12, 2014. Of the $30,000 outstanding balance, $14,172 was forgiven on December 15, 2014, with a remaining principal balance outstanding of $15,828. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement. The note payable was again extended on August 6, 2015 through January 1, 2016, with no change in original terms of the agreement.

The Company issued on September 27, 2013, a $50,000 unsecured note payable to a third party. The note bears interest at 10%, compounded annually, matures in one year on September 27, 2014. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement. The note payable was again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement.

The Company issued on January 10, 2014, a $30,000 unsecured note payable to a third party. The note bears interest at 10%, compounded annually, matures in one year on January 10, 2015. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement. The note payable was again extended on August 6, 2015 through January 1, 2016 with no change in original terms of the agreement.

The Company issued on February 5, 2014, a $50,000 unsecured note payable to a third party. The note bears interest at 10%, compounded annually, matures in one year on February 5, 2015. On February 16, 2015, the Company secured a note payable extension through April 1, 2015, with no change in original terms of the agreement. The note payable was again extended on August 6, 2015 through January 1, 2016, with no change in original terms of the agreement.

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

On June 2, 2015, as part of the Asset Purchase Agreement with DCI, the Company assumed limited liabilities associated with Viking (loan payment for Chevrolet truck in the amount of $668 per month with a principal balance of $36,202, and a loan payment to Joshua Claybaugh of $5,000 per month for 11 months for a total of $55,000).

Interest expense for the six months ended September 30, 2015, and 2014, was $21,598 and $18,707, respectively.

8. Convertible Debt and Derivative Liabilities

The Company has received subscriptions receivable totaling $300,000 through the issuances of two 8% convertible promissory notes. The outstanding balance of these notes are convertible into a variable number of the Company's common stock. Based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. Therefore, the Company accounted for these Notes under ASC Topic 815-15 "Embedded Derivative." The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note.

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

Amortization of the discounts for the six months ended September 30, 2015 totaled $520,441, which was charged to expense.

The Company valued the derivative liabilities at September 30, 2015, at $1,673,811. The Company used the Black Scholes Option Model with a risk-free interest rates from .00% to 1.64%, volatility from 196.68% to 300.84%, trading prices from $.0009 to $.041 per share and conversion prices from $.0004 to $.100 per share.

On December 19, 2014, the Company issued a convertible back end note, with a face value of $156,000 and stated interest of 8% to a third party investor. The note is convertible at any time following the funding of the note, convertible into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. As of September 30, 2015, the investor converted a total of $59,000 of the face value and $4,007 of accrued interest, into 21,307,871 shares of common stock.

On December 19, 2014, the Company issued a convertible note payable, with a face value of $156,000 and stated interest of 8% to a third party investor. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 67% of the lowest closing bid prices for 20 days prior to conversion. As of September 30, 2015, the investor converted a total of $30,000 of the face value, into 18,096,340 shares of common stock.

On January 11, 2015, the Company entered in to a securities purchase agreement providing for the purchase of two convertible promissory notes in the aggregate principal amount of $52,000 each. One of the notes was funded on January 13, 2015, with the Company receiving $47,500 of net proceeds after payment of legal and origination expenses. The note bears interest at the rate of 8% per annum, is due and payable on January 9, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to 67% of the lowest closing bid price on the OTCQB during the 15 prior trading days. The second note, which was funded on August 7, 2015, has the same interest and conversion terms as the first note, but may be offset by a secured promissory note issued to the Company for $50,000, due on September 9, 2015, and accruing interest at the rate of 8% per annum. As of September 30, 2015, the investor converted a total of $24,500 of the face value and $1,223 of accrued interest, into 11,932,750 shares of common stock.

On January 19, 2015, the Company issued a convertible promissory note in the face amount of $100,000, which bears interest at the rate of 12% per annum, is due and payable on July 16, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to the lesser of (a) 55% of the lowest trading price during the 20 days preceding the execution of the note, or (b) 55% of the of the lowest traded price during the 20 trading days preceding conversion. The note was funded on January 28, 2015, with the Company receiving $93,000 of net proceeds after payment of legal and origination expenses. As of September 30, 2015, the investor has not converted any principal or interest.

On January 21, 2015, the Company issued a convertible promissory note in the face amount of $400,000, of which the Company is to assume $40,000 in original interest discount ("OID"), which together with any unpaid accrued interest is due two years after any funding of the note. The note is to be funded at the note holders discretion, and the initial tranche was funded on January 21, 2015, when the Company received cash in the amount of $50,000, and received an additional $25,000 on April 28, 2015. The note is pre-payable for 90 days without interest, and incurs a one-time interest charge of 12% thereafter. The note balance funded (plus a pro rata portion of the OID together with any unpaid accrued interest) is convertible into shares of Company common stock at a conversion price equal to the lesser of $0.08 or 60% of the lowest traded price during the 25 prior trading days. As of September 30, 2015, the investor converted a total of $36,600 of the face value, into 25,000,000 shares of common stock.

On February 3, 2015, the Company issued a collateralized secured convertible promissory for a 10% convertible promissory note with an aggregate principal amount of $252,500, of which the company is to assume an original issue discount of $22,500 (the "OID") and legal fees and other expenses totaling $5,000, which together with any unpaid accrued interest is due on November 3, 2015. The note is to be issued in tranches with an initial tranche of $87,500, of which the company received $75,000 on February 6, 2015, with the remaining $5,000 being used for legal and other expenses and the Company assuming $7,500 of the OID. This convertible note together with any unpaid accrued interest is convertible into shares of Company common stock at a conversion price equal to the 60% of the average of the lowest three closing bid prices during the 20 prior trading days. The remaining three tranches, which have not yet been funded, of $55,000 under the note will consist of $50,000 in principal and $5,000 of the OID, and may be offset by three $50,000 promissory notes issued in favor of the Company, accruing interest at 8% per annum and maturing on November 3, 2015. In conjunction with the convertible note issued by the Company and the three promissory notes issued to the Company for the three additional tranches of funding to the Company, the Company issued four warrants for a total number of shares equal to $123,750 ($41,250 for the first warrant corresponding to funding on February 6, 2015, and $27,500 for the other three warrants corresponding to the future tranches of funding to the Company) divided by the conversion market price in the convertible note. The warrants have an exercise price of $0.10, subject to adjustment, and expire on January 3, 2020. Each of the warrants is only exercisable after the corresponding tranche of funding to the Company has been paid. Therefore, the first warrant is currently exercisable, but the other three warrants are not. As of September 30, 2015, the investor converted a total of $67,636 of the face value, into 37,444,685 shares of common stock. On September 17, 2015, the company added $27,832 in principal as part of a true up add back.

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

On April 10, 2015, the Company issued a convertible back end note, with a face value of $105,000, of which the company is to assume an original issue discount of $5,000 (the "OID"), and stated interest of 10% to a third party investor. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest closing bid prices for 15 days prior to conversion.

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

On August 17, 2015, the Company issued a convertible promissory note in the face amount of $325,000, which bears interest at the rate of 10% per annum, is due and payable on August 17, 2016, and may be converted at any time after funding into shares of Company common stock at a conversion price equals the lesser of $.02 or 70% of the closing trading prices immediately preceding the conversion date. In conjunction with the convertible note issued by the Company, the Company issued 51,587,302 warrants valued at $412,698. The warrants have an exercise price of $0.0108, subject to adjustment, and expire on August 17, 2020.

Interest expense for the six months ended September 30, 2015, and 2014, was $46,164 and $0, respectively. The Company also recorded interest expense related to the amortization of debt discounts and incremental costs for the six months ended September 30, 2015, and 2014, was $520,441 and $0 and $38,011 and $0, respectively.

9. Fair Value Measurement

The company uses the Black-Sholes model to calculate the fair value of the derivative liability.

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of September 30, 2015 and March 31, 2015 consisted of the following:

		Fair Value Measurements Using
Description	Total Fair Value at September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$1,673,811	$-	$1,673,811	$-

		Fair Value Measurements Using
Description	Total Fair Value at March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$824,763	$-	$824,763	$-

10. Property and equipment

Property and equipment consists of the following as of September 30, 2015 and March 31, 2015. Depreciation expense was $5,262 and $1,869 for the six months ended September 30, 2015 and 2014, respectively.

	September 30, 2015	March 31, 2015
Computer Equipment	$26,036	$25,757
Equipment	48,055	40,663
Vehicle	35,608	-
Less: Accumulated Depreciation	(65,342)	(60,080)
Net Property and Equipment	$44,357	$6,340

11. Intangibles

Intangibles assets consists of the following as of September 30, 2015 and March 31, 2015. Amortization expense was $10,088 and $0 for the three months ended September 30, 2015 and 2014, respectively.

	September 30, 2015	March 31, 2015
Software Development Costs	$60,362	$60,362
Less: Accumulated Amortization	(13,340)	(3,252)
Net Intangible Assets	$47,022	$57,110

12. Subsequent Events

On October 7, 2015, the Company issued 7,891,236 shares of common stock to LG Capital Funding, LLC ("LG") in partial satisfaction of its obligations under, and the holder's election to convert a $3,700 long-term portion of, the Company's convertible promissory note issued to LG on January 9, 2015.

On October 12, 2015, the Company issued 14,195,351 shares of common stock to Union Capital, LLC ("Union") in partial satisfaction of its obligations under, and the holder's election to convert a $5,465 long-term portion of, the Company's convertible promissory note issued to Union on December 19, 2014.

On October 12, 2015, the Company issued a replacement convertible promissory note in the face amount of $110,351, to Carebourn Capital LP ("Carebourn") that replaces the convertible promissory note issued on April 10, 2015, with a face value of $105,000, of which the Company was assumed an original issue discount of $5,000 (the "OID"), and accrued interest of $5,351 since April 10, 2015. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum.

On October 15, 2015, the Company issued 5,091,279 shares of common stock to LG in partial satisfaction of its obligations under, and the holder's election to convert a $3,700 long-term portion of, the Company's convertible promissory note issued to LG on January 9, 2015.

On October 20, 2015, the Company issued 14,800,000 shares of common stock to Adar Bays LLC ("Adar Bays") in partial satisfaction of its obligations under, and the holder's election to convert a $5,698 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On October 22, 2015, the Company issued 14,123,606 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $4,660 long-term portion of, the Company's convertible promissory note issued to Union on December 19, 2014.

On October 23, 2015, the Company filed Articles of Amendment to its Articles of Incorporation to change the name of the Company to Bravatek Solutions, Inc. Also on October 23, 2015, the Company filed Articles of Amendment to increase the number of shares of common stock the corporation is authorized to issue to 5,000,000,000.

On October 27, 2015, the Company issued a convertible promissory note in the face amount of $110,000 to LG, of which the Company is to assume $10,000 in original interest discount ("OID"), which together with any unpaid accrued interest is due one year after any funding of the note. The note is pre-payable for 90 days without interest, and incurs a one-time interest charge of 8% thereafter. The note balance funded (plus the OID together with any unpaid accrued interest) is convertible into shares of Company common stock at a conversion price equal to 60% of the average of the three lowest traded price during the 20 prior trading days.

On October 29, 2015, the Company issued 13,350,000 shares of common stock to JMJ Financial ("JMJ") in partial satisfaction of its obligations under, and the holder's election to convert a $4,005 long-term portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On October 29, 2015, the Company issued 15,510,008 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $5,891 long-term portion of, the Company's replacement convertible promissory note issued to Carebourn on October 12, 2015.

On October 30, 2015, the Company issued 14,800,000 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a $5,698 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On November 2, 2015, the Company filed Articles of Amendment to amend the Certificate of Designation of its Series A Preferred Stock. Each share of Series C Preferred Stock is still convertible at the election of the holder into 100 shares of common stock, but now entitles the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Corporation.

On November 3, 2015, the Company issued 14,799,273 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $3,700 long-term portion of, the registrant's convertible promissory note and a $370 portion of accrued interest issued to Union on December 19, 2014.

On November 5, 2015, the Company issued 32,764,505 shares of common stock to Typenex Co-Investments, LLC ("Typenex") in partial satisfaction of its obligations under, and the holder's election to convert a $9,600 long-term portion of, the Company's convertible promissory note issued to Typenex on February 3, 2015.

On November 5, 2015, the Company issued 19,400,000 shares of common stock to JMJ in partial satisfaction of its obligations under, and the holder's election to convert a $4,656 long-term portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On November 9, 2015, the Company issued 23,067,576 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $3,806 long-term portion of, the Company's convertible promissory note, which included $3,450 in principal and $356 in accrued interest, issued to Union on December 19, 2014.

On November 10, 2015, the Company issued 24,236,364 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a $2,666 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On November 11, 2015, the Company issued 19,410,000 shares of common stock to JMJ in partial satisfaction of its obligations under, and the holder's election to convert a $2,329 long-term portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On November 12, 2015, the Company issued 19,066,748 shares of common stock to JSJ Investments ("JSJ") in partial satisfaction of its obligations under, and the holder's election to convert a $2,076 long-term portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On November 12, 2015, the Company issued 19,066,748 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $5,720 long-term portion of, the Company's replacement convertible promissory note issued to Carebourn on October 12, 2015.

On November 13, 2015, the Company issued 19,405,000 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a $1,164 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On November 18, 2015, the Company issued 58,527,636 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $3,219, long-term portion of, the Company's convertible promissory note, which included $2,910 in principal and $309 in accrued interest, issued to Union on December 19, 2014.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview & Plan of Operation

Bravatek Solutions, Inc., a Colorado corporation, was incorporated in the State of Colorado, on April 19, 2007. The Company provides security, defense, and information security solutions, which assist corporate entities, governments and individuals in protecting their organizations and/or critical infrastructures against error, and physical and cyber-attack. The Company's business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, hardware and services.

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

On June 2, 2015, the Company strategically acquired some of the assets of Viking Telecom Services, LLC, a Minnesota limited liability company ("Viking") from Dependable Critical Infrastructure, Inc. f/k/a DTREDS Consolidated Inc., a Delaware corporation ("DCI"). The Company continues to provide Viking telecommunication services under the "Viking," "Viking Telecom," and "Viking Tower" brands. Services provided include cellular tower mapping and audits, ground audits, civil equipment installation, cellular site decommissioning, 3G/4G installations, project/construction management, battery installation and maintenance, plowing/snow removal, shelter and compound preventative maintenance, site cleanup, and other related services.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended September 30, 2015, as compared to the three and six months ended September 30, 2014. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States ("GAAP").

Results of Operations for Bravatek Solutions, Inc. for the Three and Six Months Ended September 30, 2015 Compared to the Three and Six Months Ended September 30, 2014.

Revenue

During the three and six months ended September 30, 2015, the Company had revenues of $62,973 and $249,810 as compared to revenues of $0 and $0 during the three and six months ended September 30, 2014, an increase of $62,973 and $249,810, or over 100%. The increase in revenue experienced by the Company was primarily attributable to the fact that the Company discontinued sales of One on One and Ecrypt Me on September 30, 2014 and launching Ecrypt One in the period. During the three and six months ended September 30, 2015, the Company recorded $65,348 and $83,787 in costs of services related to Ecrypt One; there were no costs of services in the three and six months ended September 30, 2014, an increase of $65,348 and $83,787, or over 100%.

Operating Expenses

During the three and six months ended September 30, 2015, the Company had operating expenses of $414,231 and $900,703, as compared to operating expenses of $122,097 and $353,141 during the three and six months ended September 30, 2014, an increase of $292,134 and $547,562, or approximately 142% and 164%. The increase in operating expenses experienced by the Company was primarily attributable to an increase in amortization and depreciation expenses, an increase in general and administrative expenses, an increase in research and development, and an increase in professional fees.

Net Loss

The Company had a net loss of $(917,303) and $(819,577) for the three and six months ended September 30, 2015, as compared to a net loss of $(164,129) and $(429,350) for the three and six months ended September 30, 2014—a change of $753,174 and $390,227, or approximately 122% and 210%. The change in net (loss) experienced by the Company was primarily attributable to the fact that the Company had revenue and a gain on derivatives, which was offset by the amortization of debt discount and research and development during the three and six months ended September 30, 2015.

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

The following discussion outlines the state of our liquidity and capital resources for the period ended September 30, 2015, compared to the fiscal year ended March 31, 2015:

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of September 30, 2015, we have total current assets of $ 287,906 as compared to total current assets of $302,381 at March 31, 2015, a decrease of $14,475, or approximately 5%; and ii) as of September 30, 2015, we have total assets of $379,285, compared to total assets of $365,831 as of March 31, 2015, an increase of $13,454, or approximately 4%. The decrease in the Company's total current assets and increase in total assets from September 30, 2015 to March 31, 2015, was primarily attributable to the fact that the Company obtained more cash via loans from third parties during the year ended March 31, 2015, and acquired property and equipment as part of the Asset Purchase agreement during the six months ended September 30, 2015.

As of September 30, 2015, our unaudited balance sheet reflects that we have cash of $17,366, as compared to $203,072 at March 31, 2015, a decrease of $185,706, or approximately 91%. The Company's fixed assets increased to $44,357 as of September 30, 2015, from $6,340 as of March 31, 2015, an increase of approximately 700 % which was primarily attributable to the Asset Purchase agreement with DCI during the six months ended September 30, 2015.

Total Current Liabilities

Our unaudited balance sheet reflects that: i) as of September 30, 2015, we have total current liabilities of $1,738,958 as compared to total current liabilities of $1,677,221 at March 31, 2015, an increase of $61,737 or approximately 3.7%; and ii) as of September 30, 2015, we have total liabilities of $3,616,532 as compared to total liabilities of $2,501,984 at March 31, 2015, an increase of $1,114,548 or approximately 45%. The increase in the Company's total current liabilities from September 30, 2015 to March 31, 2015, was primarily attributable to the increase in received loans from third and related parties partially offset by the conversion of existing convertible loans into common stock of the Company. The increase in the Company's total liabilities from March 31, 2015 to September 30, 2015, was primarily attributable to the increase in derivative valuations and increase in received loans from third and related parities.

Cash Flow for the Company for the Three and Six Month Period Ended September 30, 2015 as Compared to the Three and Six Month Period Ended September 30, 2015

Operating Activities. During the six-month period ended September 30, 2015, the net cash used by the Company in operating activities was $(754,601) as compared to net cash used in operating activities of $(132,566) during the six-month period ended September 30, 2014, a change of $(622,035) or approximately 569%. The increase in our net cash used in operating activities was primarily attributable to net income adjusted by an increase in amortization and depreciation, an increase in gain on derivative liability, an increase in accounts receivable, an increase in accounts payable and accrued liabilities, and an increase in accounts payable due to a related party.

Investing Activities. During six-month period ended September 30, 2015, the net cash used by the Company in investing activities was $43,279, as compared to net cash used in investing activities of $ nil during the six-month period ended September 30, 2014, a change of $43,279. The change in net cash used by investing activities was primarily attributable to the fact that the Company purchased assets per the Asset Purchase Agreement with DCI.

Financing Activities. During the six-month period ended September 30, 2015, the net cash provided by financing activities was $612,174 as compared to net cash provided by financing activities of $142,930 during the six-month period ended September 30, 2014, an increase of $469,244, or approximately 428%. The change in net cash provided by financing activities was primarily attributable to the fact that the Company received more cash via loans from third and related parties.

Subsequent Events

The Company has evaluated subsequent events from September 30, 2015 through November 5, 2015, the date this report was available to be issued, and determined there are no other items to disclose other than those disclosed below:

The Company has evaluated subsequent events from September 30, 2015 through November 5, 2015, the date this report was available to be issued, and determined there are no other items to disclose other than those disclosed below:

On October 7, 2015, the Company issued 7,891,236 shares of common stock to LG Capital Funding, LLC ("LG") in partial satisfaction of its obligations under, and the holder's election to convert a $3,700 portion of, the Company's convertible promissory note issued to LG on January 9, 2015.

On October 12, 2015, the Company issued 14,195,351 shares of common stock to Union Capital, LLC ("Union") in partial satisfaction of its obligations under, and the holder's election to convert a $5,465 portion of, the Company's convertible promissory note issued to Union on December 19, 2014.

On October 12, 2015, the Company issued a replacement convertible promissory note in the face amount of $110,351, to Carebourn Capital LP ("Carebourn") that replaces the convertible promissory note issued on April 10, 2015, with a face value of $105,000, of which the Company was assumed an original issue discount of $5,000 (the "OID"), and accrued interest of $5,351 since April 10, 2015. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum.

On October 15, 2015, the Company issued 5,091,279 shares of common stock to LG in partial satisfaction of its obligations under, and the holder's election to convert a $3,700 portion of, the Company's convertible promissory note issued to LG on January 9, 2015.

On October 20, 2015, the Company issued 14,800,000 shares of common stock to Adar Bays LLC ("Adar Bays") in partial satisfaction of its obligations under, and the holder's election to convert a $5,698 portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On October 22, 2015, the Company issued 14,123,606 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $4,660 portion of, the Company's convertible promissory note issued to Union on December 19, 2014.

On October 23, 2015, the Company filed Articles of Amendment to its Articles of Incorporation to change the name of the Company to Bravatek Solutions, Inc. Also on October 23, 2015, the Company filed Articles of Amendment to increase the number of shares of common stock the corporation is authorized to issue to 5,000,000,000.

On October 27, 2015, the Company issued a convertible promissory note in the face amount of $110,000 to LG, of which the Company is to assume $10,000 in original interest discount ("OID"), which together with any unpaid accrued interest is due one year after any funding of the note. The note is pre-payable for 90 days without interest, and incurs a one-time interest charge of 8% thereafter. The note balance funded (plus the OID together with any unpaid accrued interest) is convertible into shares of Company common stock at a conversion price equal to 60% of the average of the three lowest traded price during the 20 prior trading days.

On October 29, 2015, the Company issued 13,350,000 shares of common stock to JMJ Financial ("JMJ") in partial satisfaction of its obligations under, and the holder's election to convert a $4,005 portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On October 29, 2015, the Company issued 15,510,008 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $5,891 portion of, the Company's replacement convertible promissory note issued to Carebourn on October 12, 2015.

On October 30, 2015, the Company issued 14,800,000 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a $5,698 portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On November 2, 2015, the Company filed Articles of Amendment to amend the Certificate of Designation of its Series A Preferred Stock. Each share of Series C Preferred Stock is still convertible at the election of the holder into 100 shares of common stock, but now entitles the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Corporation.

On November 3, 2015, the Company issued 14,799,273 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $3,700 portion of, the registrant's convertible promissory note and a $370 portion of accrued interest issued to Union on December 19, 2014.

On November 5, 2015, the Company issued 32,764,505 shares of common stock to Typenex Co-Investments, LLC ("Typenex") in partial satisfaction of its obligations under, and the holder's election to convert a $9,600 portion of, the Company's convertible promissory note issued to Typenex on February 3, 2015.

On November 5, 2015, the Company issued 19,400,000 shares of common stock to JMJ in partial satisfaction of its obligations under, and the holder's election to convert a $4,656 portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On November 9, 2015, the Company issued 23,067,576 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $3,806 long-term portion of, the Company's convertible promissory note, which included $3,450 in principal and $356 in accrued interest, issued to Union on December 19, 2014.

On November 10, 2015, the Company issued 24,236,364 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a $2,666 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On November 11, 2015, the Company issued 19,410,000 shares of common stock to JMJ in partial satisfaction of its obligations under, and the holder's election to convert a $2,329 long-term portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On November 12, 2015, the Company issued 19,066,748 shares of common stock to JSJ Investments ("JSJ") in partial satisfaction of its obligations under, and the holder's election to convert a $2,076 long-term portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On November 12, 2015, the Company issued 19,066,748 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $5,720 long-term portion of, the Company's replacement convertible promissory note issued to Carebourn on October 12, 2015.

On November 13, 2015, the Company issued 19,405,000 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a $1,164 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On November 18, 2015, the Company issued 58,527,636 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $3,219, long-term portion of, the Company's convertible promissory note, which included $2,910 in principal and $309 in accrued interest, issued to Union on December 19, 2014.

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

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard is effective for us in the first quarter of fiscal 2018. However, in April 2015, the FASB approved to defer the effective date by one year which we will evaluate if approved. Further, we have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

On August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. ASU 2014-15 is effective for us for our fiscal year ending December 31, 2016 and for interim periods thereafter. We are currently evaluating the impact of this standard on our consolidated financial statements.

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2015, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, that are of significance or potential significance to us.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives. Based on that evaluation, our management has concluded that, as of September 30, 2015, the Company's internal control over financial reporting contained a material weakness due to a failure by the Company to properly value a stock transaction issued by the Company, and as a result of such material weakness, our internal controls over financial reporting were not effective as of September 30, 2015. To remediate the weakness in our internal controls over financial reporting, we intend to: i) reconcile stock issuance transactions against the agreements underlying such stock issuance transactions to ensure that equity issuances are properly accounted for; and ii) implement a review board to review the stock issuance transactions to ensure that they are properly valued and accounted for.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2015, that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As previously disclosed on Form 8-K filed on June 9, 2015, on June 2, 2015, the Company entered into an Asset Purchase Agreement (the "Agreement") with Dependable Critical Instructure, Inc. f/k/a DTREDS Consolidated Inc., a Delaware corporation ("DCI"), and Viking Telecom Services, LLC, a Minnesota limited liability company ("Viking"). Pursuant to the Agreement, the parties agreed that the Company would purchase assets of DCI relating to Viking which DCI had acquired from Viking (general intangibles, including contract rights, office furniture, IBM server, 2011 Chevrolet Silverado 2500 Diesel truck, and accounts receivable after January 1, 2015), in consideration of the Company (1) assuming limited liabilities associated with Viking (loan payment for Chevrolet truck in the amount of $668 per month, loan payment to Joshua Claybaugh of $5,000 per month for 11 months), (2) issuing the owners of DCI a total of 62,236,075 shares of Company common stock, and (3) paying DCI $200,000 as soon as reasonably possible after closing of the acquisition. The Company's CEO, Dr. Cellucci, is the CEO and Chairman of DCI, and a minority owner of DCI. On July 9, 2015, the Company issued 30,184,496 shares of common stock to five of the six owners of DCI pursuant to the Company's acquisition of assets from DCI described herein, and on July 17, 2015, the Company issued an additional 32 shares of common stock and 264,503 shares of Series B Preferred Stock to the remaining owner of DCI. Due to the related party nature of the purchase, the transaction was recorded using historical cost.

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

During the period ended September 30, 2015, the Company issued 1,260,338 shares of common stock for compensation valued at $27,349. The per share price of the shares was $0.02.

During the period ended September 30, 2015, the Company issued 358,099 shares of common stock in exchange for legal services valued at $12,293, of which $3,496 was in stock subscriptions payable and $8,797 in expenses.

The issuances of these shares were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as there was no general solicitation, and the transactions did not involve a public offering.

During the three months ended September 30, 2015, the Company issued 161,362,053 shares of common stock for conversion of $376,236 of principal and $273,190 of accrued interest under convertible promissory notes issued to third parties.

The issuances of these shares were made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.2	Bylaws (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

3.4	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.5	Certificate of Designation of Series C Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.6	Articles of Amendment to Articles of Incorporation (changing the Company's name) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

3.7	Articles of Amendment to Articles of Incorporation (increasing the Company's authorized common stock) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

3.8	Articles of Amendment to Articles of Incorporation (amending the Designation of the Series C Preferred Stock) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

10.1	Commodity Classification Document (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

10.2	Director Agreement and Restricted Shares Agreement dated February 15, 2011, with Curt Weldon (incorporated by reference to our Current Report on Form 8-K filed on February 9, 2011)

10.3	Director Agreement and Restricted Shares Agreement dated February 15, 2011, with Jay Cohen (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2011)

10.4	Stock Compensation Program (incorporated by reference to our Current Report on Form 8-K filed on April 20, 2011)

10.5	Director Agreement and Nonqualified Stock Option Agreement dated February 16, 2012, with Thomas Trkla (incorporated by reference to our Current Report on Form 8-K filed on February 22, 2012)

10.6	Director Agreement and Restricted Shares Agreement dated July 8, 2011, with Eric Mettala (incorporated by reference to our Current Report on Form 8-K filed on July 11, 2011)

10.7	Director Agreement and Restricted Shares Agreement dated March 27, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

10.8	Employment Agreement and Restricted Shares Agreement dated June 16, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on June 18, 2014)

10.9	Amendments to Employment Agreement and Restricted Shares Agreement with Thomas Cellucci

10.10	Asset Purchase Agreement with Dependable Critical Infrastructure, Inc. dated June 2, 2015 (incorporated by reference to our Form 8-K filed on June 9, 2015)

10.11	Settlement Agreement with Global Capital Corporation dated June 10, 2015 (incorporated by reference to our Form 8-K filed on June 16, 2015)

10.12	Settlement Agreement with Micro-Tech Industries, Ltd., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

10.13	Settlement Agreement with Whonon Trading S.A., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed July 13, 2010)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
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

BRAVATEK SOLUTIONS, INC.

Date: November 19, 2015	By:	/s/ Thomas A. Cellucci
Thomas A. Cellucci
Chief Executive Officer

