Form 10-Q/A
period 2015-09-30
Bravatek Solutions, Inc.
filed 2015-12-07
CIK 1449574

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

As of November 19, 2015, the Company had  677,234,730 issued and outstanding shares of common stock (including 53,172,835 shares of issuable common stock).

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on November 20, 2015 (the "Quarterly Report"), is to correct the common stock issued and outstanding as of November 19, 2015, from 517,518,598 to 677,234,730.

No other changes have been made to the Quarterly Report except as noted above. This Amendment No. 1 to the Quarterly Reports speaks as of the original filing date of the Quarterly Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Quarterly Report except that the cover page  has been updated as noted above .

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

BRAVATEK SOLUTIONS, INC.

Date: Decemeber 4, 2015	By:	/s/ Thomas A. Cellucci
Thomas A. Cellucci
Chief Executive Officer

