Form 10-Q
period 2015-12-31
Bravatek Solutions, Inc.
filed 2016-02-22
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of February 16, 2016, the Company had 1,288,420,546 issued and outstanding shares of common stock (including 3,177,554 shares of issuable common stock).

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

2

BRAVATEK SOLUTIONS, INC.

(FORMERLY ECRYPT TECHNOLOGIES, INC.)

FINANCIAL STATEMENTS

(UNAUDITED)

BRAVATEK SOLUTIONS, INC.
(FORMERLY ECRYPT TECHNOLOGIES, INC.)
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2015	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$33,399	$203,072
Accounts receivable	295,915	-
Prepaid expenses	8,295	40,105
Note receivable	30,000	59,204
TOTAL CURRENT ASSETS	367,609	302,381

LONG TERM ASSETS
Property and equipment, net	40,954	6,340
Intangible assets, net	41,950	57,110
TOTAL LONG TERM ASSETS	82,904	63,450

TOTAL ASSETS	$450,513	$365,831

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$247,204	$157,249
Accounts payable-related party	-	13,200
Accrued interest	170,030	82,956
Accrued interest on loan-related party	30,137	267,960
Notes payable-related party	400,000	558,500
Notes payable	455,788	430,788
Convertible notes payable net of discount	668,565	166,568
TOTAL CURRENT LIABILITIES	1,971,724	1,677,221

LONG TERM LIABILITIES
Notes payable	350,000	-
Convertible notes payable net of discount	127,885	-
Derivative liabilities	2,613,518	824,763
TOTAL LONG TERM LIABILITIES	3,091,403	824,763

TOTAL LIABILITIES	5,063,127	2,501,984

STOCKHOLDERS' DEFICIT
Preferred stock Series A (5,000,000 Shares Authorized; Par Value $.0001, 584,271 and 5,000,000 shares issued and outstanding at December 31, 2015 and March 31, 2015)	58	500
Preferred stock Series B (350,000 Shares Authorized; Par Value $.0001, 0 shares issued and outstanding at December 31, 2015 and March 31, 2015)	-	-
Preferred stock Series C (1,000,000 Shares Authorized; Par Value $.0001, 0 shares issued and outstanding at December 31, 2015 and March 31, 2015)	-	-
Common stock (5,000,000,000 Shares Authorized; No Par Value; 371,468,831 and 16,220,550 shares issued and outstanding as at December 31, 2015 and March 31, 2015)	3,432,169	2,072,814
Additional paid in capital	6,756,000	8,150,332
Stock subscription payable (32,683,240 and 1,373,120 issuable as at December 31, 2015 and March 31, 2015)	79,333	55,480
Accumulated deficit	(14,880,174)	(12,415,279)
Total Stockholders' Deficit	(4,612,614)	(2,136,153)
Total Liabilities and Stockholders' Deficit	$450,513	$365,831

The accompanying notes are an integral part of these condensed financial statements

BRAVATEK SOLUTIONS, INC.
(FORMERLY ECRYPT TECHNOLOGIES, INC.)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31,	For the Three Months Ended December 31,	For the Nine Months Ended December 31,	For the Nine Months Ended December 31,
	2015	2014	2015	2014
REVENUES
Sales	120,376	-	370,186	-
Cost of services	(26,011)	-	(109,798)	-
GROSS PROFIT	94,365	-	260,388	-

OPERATING EXPENSES
Amortization and depreciation	8,474	935	23,824	2,804
Advertisement and promotion	47,129	4,129	105,778	11,218
General and administrative	251,840	41,891	509,829	75,645
Research and development	52,626	-	460,875	-
Professional fees	79,780	246,052	248,051	556,480
TOTAL OPERATING EXPENSES	439,849	293,007	1,348,357	646,147

OPERATING LOSS	(345,484)	(293,007)	(1,087,969)	(646,147)

OTHER INCOME (EXPENSES)
Interest expense	(129,527)	(18,707)	(245,628)	(59,327)
Interest expense related party	(20,420)	(20,936)	(30,393)	(56,525)
Loss on derivative liabilities	(754,392)	(94,340)	(184,969)	(94,340)
Amortization of debt discount	(395,495)	(36,285)	(915,936)	(36,285)
Debt forgiveness	-	9,297	-	9,297
TOTAL OTHER EXPENSES	(1,299,834)	(160,971)	(1,376,926)	(237,180)

NET LOSS	$(1,645,318)	$(453,978)	$(2,464,895)	$(883,327)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	101,769,298	12,696,865	49,072,849	13,042,461

Loss per share
Basic and diluted	$(0.02)	$(0.04)	$(0.05)	$(0.07)

The accompanying notes are an integral part of these condensed financial statements

BRAVATEK SOLUTIONS, INC.
(FORMERLY ECRYPT TECHNOLOGIES, INC.)
CONDENSED STATEMENTS OF CASH FLOWS
(UNDAUDITED)

	For the Nine Months Ended December 31,	For the Nine Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(2,464,895)	$(883,327)
Adjustments for non-cash items:
Amortization and depreciation	23,824	2,804
Stock issued for interest	75,000	115,852
Stock issued for compensation	27,349	347,350
Stock issued for services	8,797	-
Convertible notes for services	27,000	-
Loss on derivative liability	184,969	94,340
Options issued for services	7,875	-
Amortization of debt discount	915,936	36,285
Debt forgiveness	-	(9,297)
Changes in operating assets and liabilities:
Accounts receivable	(295,914)	-
Prepaid expenses	50,136	-
Accounts payable and accrued liabilities	97,789	110,767
Accrued interest	115,243	-
Accrued interest on loan-related party	30,137	-
Accounts payable-related party	(13,200)	-
NET CASH USED IN OPERATING ACTIVITIES	(1,209,954)	(185,226)

CASH FLOWS FROM INVESTING ACTIVITIES
Computer equipment	(279)	(3,680)
Property and equipment	(43,000)	-
Note receivable	(30,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(73,279)	(3,680)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	-	146,870
Proceeds from notes payable	350,000
Payments to notes payable	(63,613)	85,000
Proceeds used in related party asset transfer	(157,000)	-
Proceeds from convertible debt	984,173	-
Proceeds from loan-related party	51,512	-
Payments to loan-related party	(51,512)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,113,560	231,870

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(169,673)	42,964

CASH AND CASH EQUIVALENTS
Beginning of period	203,072	15,504
End of period	$33,399	$58,468

Supplemental disclosures of cash flow information:
Shares issued in settlement of interest on convertible debt	$846,332	$1,000
Original issue discounts	$1,016,508	$-
Common stock issued to satisfy common stock payable	$3,496	$8,812
Initial value of the derivative liabilities	$2,029,932	$-
Asset and intangibles purchased with common stock	$740,000	$-

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

On November 23, 2015, the Company effected a 10:1 reverse stock split on its shares of common stock. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

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

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. At December 31, 2015, the Company had $60,362 in capitalized software development of which $60,362 was capitalized as of January 31, 2015. Capitalized software amortizing over the software's estimated economic life. For the three and nine months ended December 31, 2015, amortization expense for capitalized software development was $5,072 and $15,160, respectively.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP. All research and development costs have been expensed as incurred totaling $460,875 in the nine months ended December 31, 2015 and $0 in the nine months ended December 31, 2014. The company had no development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software, in the nine months ended December 31, 2015 and 2014.

Advertising and Promotions

The Company expenses advertising costs as incurred. Advertising expenses for the nine months ended December 31, 2015 and 2014, were $105,778 and $11,218, respectively.

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

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception (April 19, 2007) up to December 31, 2015 of $14,880,174 which raises substantial doubt about its ability to continue as a going concern.

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

Accounts Receivable/Allowance for Doubtful Accounts

The Company records its client receivables and unbilled services at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and unbilled services and establishes allowances based on historical experience and other currently available information. As of December 31, 2015 and March 31, 2015, management determined there was no need to establish an allowance for doubtful accounts because there had been little history of nonpayment or indicators of credit risk, such as bankruptcy.

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

As the Company has incurred losses for the nine months ended December 31, 2015 and 2014, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of December 31, 2015 and 2014, there were 49,072,849 and 13,042,461 weighted average shares outstanding, respectively. As of December 31, 2015 and 2014, there were 2,325,255,903 and 815,824,313 anti-dilutive shares related to convertible notes and convertible preferred shares based on their terms and conditions with none related to warrants and options, respectively.

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

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2015, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, that are of significance or potential significance to us.

4. Stockholders' Deficit

Authorized:

On October 23, 2015, the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from five hundred million (500,000,000) shares to five billion (5,000,000,000) shares with no par value. 371,468,831 common shares are issued and outstanding, with 32,683,240 of such shares issuable as of December 31, 2015.

10,000,000 preferred shares have been authorized, with 6,350,000 preferred shares, $0.0001 par value, designated a particular Series with specific rights, and 3,650,000 preferred shares undesignated, and 584,271 preferred shares issued and outstanding as of December 31, 2015.

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

During the nine months ended December 31, 2015, the Company effected the following stock transactions:

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

During the nine months ended December 31, 2015, Global returned its 2,377,500 shares of Series A Convertible Preferred Stock to the Company's transfer agent for cancellation pursuant to its settlement agreement with the Company.

During the nine months ended December 31, 2015, the Company entered into a Settlement Agreement (the "Micro-Tech Settlement Agreement") with Micro-Tech Industries, Ltd., lender and preferred shareholder of the Company ("Micro-Tech"). Micro-Tech owns 839,500 shares of the Company's shares of Series A Convertible Preferred Stock (the "Micro-Tech Preferred Stock"). Pursuant to the Micro-Tech Settlement Agreement, Micro-Tech agreed to immediately return all of the Micro-Tech Preferred Stock to the Company for cancellation in consideration for the Company issuing 7,975,250 shares of common stock to Micro-Tech. The Company also entered into a Settlement Agreement (the "Whonon Settlement Agreement") with Whonon Trading S. A., lender and preferred shareholder of the Company ("Whonon"). Whonon owns 1,783,000 shares of the Company's shares of Series A Convertible Preferred Stock (the "Whonon Preferred Stock"). Pursuant to the Whonon Settlement Agreement, Whonon agreed to immediately return all of the Whonon Preferred Stock to the Company for cancellation in consideration for the Company issuing 16,938,500 shares of common stock to Whonon. As of December 31, 2015, Micro-Tech and Whonon have not yet tendered their preferred stock certificates for cancellation.

During the nine months ended December 31, 2015, the Company's CEO and another related party shareholder returned a total of 31,976,836 shares of common stock to the Company for cancellation in exchange for the issuance of 319,768 shares of Series C Preferred Stock.

On July 23, 2015, the Company granted a non-qualified stock option to two of its directors as compensation for their services. The directors are entitled to purchase a total of seven hundred and fifty thousand (750,000) shares each of restricted common stock for a price equal to $0.01 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12 month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the "Vesting Period"). As of December 31, 2015, the director has not exercised any rights. The total fair value of these options at the date of grant was estimated to be $15,750 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 2.28%, a dividend yield of 0% and expected volatility of 230.55%. This $15,750 was recorded as stock based compensation expense based on 1.5 million (1,500,000) options vested.

During the nine months ended December 31, 2015, the Company issued 348,684,132 shares of common stock for conversion of $559,882 of principal and $286,450 of accrued interest, for a total of $846,332.

During the nine months ended December 31, 2015, the Company issued 3,530,031 shares of common stock as part of a debt agreement valued at $75,000.

During the nine months ended December 31, 2015, the Company issued 126,034 shares of common stock for compensation valued at $27,349. The per share price of the shares was $0.20.

During the nine months ended December 31, 2015, the Company issued 35,811 shares of common stock in exchange for legal services valued at $12,293, of which $3,496 was in stock subscriptions payable and $8,797 in expenses.

5. Stock options

On February 16, 2012, the Company granted a non-qualified stock option to its director as compensation for his services. The director is entitled to purchase a total of three hundred thousand (300,000) shares of restricted common stock for a price equal to $0.30 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12 month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the "Vesting Period"). As of December 31, 2015, the director has not exercised any rights. The total fair value of these options at the date of grant was estimated to be $180,000 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 1.99%, a dividend yield of 0% and expected volatility of 419%. This $180,000 was recorded as stock based compensation expense through March 31, 2014 based on three hundred thousand (300,000) options vested.

	Number of Options	Weighted-Average Exercise Price per share		Weighted- Average Remaining Life (Years)
Outstanding at as at 3/31/15	300,000		$0.30	8.88
Granted	-		$-	-
Exercised	-	$	NA	NA
Cancelled	-	$	NA	NA
Outstanding as at 12/31/15	300,000		$0.30	6.13
Exercisable at 12/31/15	300,000		$0.30

On March 27, 2015 the Company granted a non-qualified cashless stock warrant to its officer as compensation for his services. The officer is entitled to purchase a total of thirty million (30,000,000) shares of restricted common stock for a price equal to $0.03 per share (Exercise Price), exercisable over a five-year period thereafter.

As of December 31, 2015, the officer has not exercised any rights. The total fair value of these options at the date of grant was estimated to be $813,827 and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.42%, a dividend yield of 0% and expected volatility of 207.12%. $813,827 was recorded as stock based compensation expense through March 31, 2015 based on a total of thirty million (30,000,000) shares vested.

On July 23, 2015, the Company granted a non-qualified stock option to two of its directors as compensation for their services. The directors are entitled to purchase a total of seven hundred and fifty thousand (750,000) shares each of restricted common stock for a price equal to $0.01 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12 month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the "Vesting Period"). As of December 31, 2015, the director has not exercised any rights. The total fair value of these options at the date of grant was estimated to be $15,750 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 2.28%, a dividend yield of 0% and expected volatility of 230.55%. This $15,750 was recorded as stock based compensation expense based on 1.5 million (1,500,000) options vested. The Company has expensed $7,875 out of the remaining $15,750 as of December 31, 2015.

	Number of Options	Weighted-Average Exercise Price per share		Weighted- Average Remaining Life (Years)
Outstanding at as at 3/31/15	30,000,000		$0.03	5.00
Granted	1,500,000		$-	10.00
Exercised	-	$	NA	NA
Cancelled	-	$	NA	NA
Outstanding as at 12/31/15	31,500,000		$0.03	4.51
Exercisable at 12/31/15	31,500,000		$0.03

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

As of December 31, 2015, the warrant holders have not exercised any rights and 555,000 warrants have expired. The total fair value of these options at the date of grant was estimated to be $105,182 and was determined using the Black-Scholes option pricing model with an expected life of 1 to 10 years, a risk free interest rates of .25% to 2.28%, a dividend yield of 0%, and expected volatility in a range of 185.10% to 230.55%. $89,432 was not recorded as expense through September 30, 2015 since the warrants were issued in a private placement in exchange for cash.

	Number of Warrants	Weighted-Average Exercise Price per share		Weighted- Average Remaining Life (Years)
Outstanding at as at 3/31/15	735,000		$0.15	0.50
Granted	-		$-	-
Exercised	-	$	NA	NA
Cancelled	(555,000)	$	NA	NA
Outstanding as at 12/31/15	180,000		$0.15	0.02
Exercisable at 12/31/15	180,000		$0.15

In conjunction with the convertible note issued by the Company and the three promissory notes issued to the Company for the three additional tranches of funding to the Company, the Company issued four warrants for a total number of shares equal to $123,750 ($41,250 for the first warrant corresponding to funding on February 6, 2015, and $27,500 for the other three warrants corresponding to the future tranches of funding to the Company) divided by the conversion market price in the convertible note. The warrants have an exercise price of $0.10, subject to adjustment, and expire on January 3, 2020. Each of the warrants are only exercisable after the corresponding tranche of funding to the Company has been paid. Therefore, the first warrant is currently exercisable, but the other three warrants are not. The Company also issued 51,587,302 additional warrants in conjunctions with a convertible note issued by the Company with an estimated value of $412,698. The warrants have an exercise price of $0.01, subject to adjustment, and expire on August 17, 2020.

During the nine month period ended December 31, 2015, 916,667 warrants were cancelled as part of the Typenex settlement of debt.

The total fair value of these warrants at the date of grant was estimated to be $453,948 and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.28% to 1.58%, a dividend yield of 0% and expected volatility of 191.21% to 209.94%. $453,948 was recorded as derivative expense as of the date of issuance and as of December 31, 2015 a derivative liability of $3,095 is reflected on the balance sheet.

	Number of Warrants	Weighted-Average Exercise Price per share		Weighted- Average Remaining Life (Years)
Outstanding at as at 3/31/15	916,667		$0.10	0.50
Granted	51,587,302		$-	5.00
Exercised	-	$	NA	NA
Cancelled	(916,667)	$	NA	NA
Outstanding as at 12/31/15	51,587,302		$0.10	4.63
Exercisable at 12/31/15	51,587,302		$0.10

6. Loan-Related Party

As of December 31, 2015 and March 31, 2015, the balance of loans due to a related party was $400,000 and $558,500, respectively.

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

Interest expense for the nine months ended December 31, 2015, and 2014, was $30,393 and $56,525, respectively.

7. Notes Payable

As of December 31, 2015 and March 31, 2015, the balance of loans due to third parties was $805,788 and $430,788, respectively.

The Company issued five notes from December 18, 2012 to May 30, 2013 totaling $199,960 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured on December 18, 2014 through May 30, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no change in original terms of the agreements. The notes payable were again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement. The notes are currently in default.

The Company issued six notes from July 12, 2013 to June 16, 2014 totaling $230,828 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and mature from on July 12, 2014 to June 16, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no change in original terms of the agreements. The notes payable were again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreements. The notes are currently in default.

On June 2, 2015, as part of the Asset Purchase Agreement with DCI, the Company assumed limited liabilities associated with Viking (loan payment for Chevrolet truck in the amount of $668 per month with a principal balance of $36,202, and a loan payment to Joshua Claybaugh of $5,000 per month for 11 months for a total of $55,000). As of December 31, 2015, the truck loan and loan with Joshaua Claybaugh had remaining principal balances of $0 and $25,000, respectively.

The Company entered into a Senior Secured Credit Facility Agreement dated June 30, 2015 with TCA Global Credit Master Fund, LP ("TCA") that was executed on or about and made effective as of November 25, 2015, which was to allow the company to borrow up to $3,000,000. The Credit Agreement bears interest at 18%, compounded annually, and matures on January 25, 2017. The loan is secured against all existing and after-acquired tangible and intangible assets of the Company. In connection with the Credit Agreement, the Company issued 3,530,031 shares of common stock upon execution initially valued by TCA at $75,000 and is obligated to issue additional shares until TCA has recouped $75,000 from the sale of the shares. As of December 31, 2015, the Company has borrowed $350,000 of the $3,000,000.

Interest expense for the nine months ended December 31, 2015, and 2014, was $112,707 and $18,707, respectively.

8. Convertible Debt and Derivative Liabilities

The Company accounted for the following Notes under ASC Topic 815-15 "Embedded Derivative." The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have being amortized to interest expense over the respective term of the related note.

The Company valued the derivative liabilities at December 31, 2015, at $2,613,518. The Company used the Black Scholes Option Model with a risk-free interest rates from .00% to 1.76%, volatility from 107.95% to 649.04%, trading prices from $.0004 to $.235 per share and conversion prices from $.0002 to $.407 per share.

On December 19, 2014, the Company issued a convertible back end note, with a face value of $156,000 and stated interest of 8% to a third party investor. The note is convertible at any time following the funding of the note, convertible into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. As of December 31, 2015, the investor had converted a total of $122,645 of the face value and $11,007 of accrued interest into 151,556,928 shares of common stock.

On December 19, 2014, the Company issued a convertible note payable, with a face value of $156,000 and stated interest of 8% to a third party investor. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 67% of the lowest closing bid prices for 20 days prior to conversion. As of December 31, 2015, the investor had converted a total of $61,716 of the face value into 67,000,049 shares of common stock.

On January 11, 2015, the Company entered in to a securities purchase agreement providing for the purchase of two convertible promissory notes in the aggregate principal amount of $52,000 each. One of the notes was funded on January 13, 2015, with the Company receiving $47,500 of net proceeds after payment of legal and origination expenses. The note bears interest at the rate of 8% per annum, is due and payable on January 9, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to 67% of the lowest closing bid price on the OTCQB during the 15 prior trading days. The second note, which was funded on August 7, 2015, has the same interest and conversion terms as the first note, but may be offset by a secured promissory note issued to the Company for $50,000, due on September 9, 2015, and accruing interest at the rate of 8% per annum. As of December 31, 2015, the investor had converted a total of $37,930 of the face value and $2,099 of accrued interest into 12,822,660 shares of common stock.

On January 19, 2015, the Company issued a convertible promissory note in the face amount of $100,000, which bears interest at the rate of 12% per annum, is due and payable on July 16, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to the lesser of (a) 55% of the lowest trading price during the 20 days preceding the execution of the note, or (b) 55% of the of the lowest traded price during the 20 trading days preceding conversion. The note was funded on January 28, 2015, with the Company receiving $93,000 of net proceeds after payment of legal and origination expenses. As of December 31, 2015, the investor had converted a total of $13,065 of the face value and $0 of accrued interest into 32,765,383 shares of common stock.

On January 21, 2015, the Company issued a convertible promissory note in the face amount of $400,000, of which the Company is to assume $40,000 in original interest discount ("OID"), which together with any unpaid accrued interest is due two years after any funding of the note. The note is to be funded at the note holder's discretion, and the initial tranche was funded on January 21, 2015, when the Company received cash in the amount of $50,000, and received an additional $25,000 on April 28, 2015. The note is pre-payable for 90 days without interest, and incurs a one-time interest charge of 12% thereafter. The note balance funded (plus a pro rata portion of the OID together with any unpaid accrued interest) is convertible into shares of Company common stock at a conversion price equal to the lesser of $0.08 or 60% of the lowest traded price during the 25 prior trading days. As of December 31, 2015, the investor had converted a total of $56,589 of the face value into 34,066,500 shares of common stock.

On February 3, 2015, the Company issued a collateralized secured convertible promissory for a 10% convertible promissory note with an aggregate principal amount of $252,500, of which the company is to assume an original issue discount of $22,500 (the "OID") and legal fees and other expenses totaling $5,000, which together with any unpaid accrued interest is due on November 3, 2015. The note is to be issued in tranches with an initial tranche of $87,500, of which the company received $75,000 on February 6, 2015, with the remaining $5,000 being used for legal and other expenses and the Company assuming $7,500 of the OID. This convertible note together with any unpaid accrued interest is convertible into shares of Company common stock at a conversion price equal to the 60% of the average of the lowest three closing bid prices during the 20 prior trading days. The remaining three tranches, which have not yet been funded, of $55,000 under the note will consist of $50,000 in principal and $5,000 of the OID, and may be offset by three $50,000 promissory notes issued in favor of the Company, accruing interest at 8% per annum and maturing on November 3, 2015. In conjunction with the convertible note issued by the Company and the three promissory notes issued to the Company for the three additional tranches of funding to the Company, the Company issued four warrants for a total number of shares equal to $123,750 ($41,250 for the first warrant corresponding to funding on February 6, 2015, and $27,500 for the other three warrants corresponding to the future tranches of funding to the Company) divided by the conversion market price in the convertible note. The warrants have an exercise price of $0.10, subject to adjustment, and expire on January 3, 2020. Each of the warrants is only exercisable after the corresponding tranche of funding to the Company has been paid. Therefore, the first warrant is currently exercisable, but the other three warrants are not. On or about September 17, 2015, the company added $27,832 in principal as part of a true up add back. As of December 31, 2015, the investor had converted a total of $77,236 of the face value into 7,020,921 shares of common stock, and had sold the note to Carebourn Capital LP ("Carebourn"), and the Company had issued Carebourn a replacement note as described in the paragraph below.

On November 12, 2015, the Company issued a replacement convertible promissory note in the face amount of $47,808, to Carebourn that replaces the collateralized secured convertible promissory issued on February 3, 2015, with a face value of $84,167, of which the Company assumed accrued interest of $4,326 since February 5, 2015. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum.

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

On April 10, 2015, the Company issued a convertible note, with a face value of $105,000, of which the company was to assume an original issue discount of $5,000 (the "OID"), and stated interest of 10% to a third party investor. The outstanding balance of this note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest closing bid prices for 15 days prior to conversion. During the three months ended December 31, 2015, the investor sold the note to Carebourn, and the Company had issued Carebourn a replacement note as described in the paragraph below.

On October 12, 2015, the Company issued a replacement convertible promissory note in the face amount of $110,351, to Carebourn that replaces the convertible promissory note issued on April 10, 2015, with a face value of $105,000, of which the Company assumed an original issue discount of $5,000 (the "OID"), and accrued interest of $5,351 since April 10, 2015. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. As of December 31, 2015, the investor had converted a total of $28,519 of the face value into 34,259,265 shares of common stock.

On October 12, 2015, the Company assigned $15,000 of such replacement convertible promissory note in the face amount of $110,351, originally issued to Carebourn Capital LP to More Capital. The outstanding balance of this assigned portion of the note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. As of December 31, 2015, the investor had converted a total of $9,065 of the face value of the assigned portion of the note into 7,052,675 shares of common stock.

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

On October 26, 2015, the Company issued a convertible note, with a face value of $110,000 and stated interest of 10% to a third party investor, of which the company was to assume an original issue discount of $10,000 (the "OID). The outstanding balance of this note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the lowest average of the three lowest closing bid prices for 20 days prior to conversion.

On October 27, 2015, the Company issued a convertible note, with a face value of $110,000 and stated interest of 8% to a third party investor, of which the company was to assume an original issue discount of $10,000 (the "OID). The outstanding balance of this note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the lowest average of the three lowest closing bid prices for 20 days prior to conversion.

On November 27, 2015, the Company issued a convertible note for past services with a face value of $27,000 and stated interest of 10% to a third party investor. The outstanding balance of this note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid prices for 10 days prior to conversion.

Interest expense for the nine months ended December 31, 2015, and 2014, was $81,690 and $0, respectively. The Company also recorded interest expense related to the amortization of debt discounts and incremental costs for the nine months ended December 31, 2015, and 2014, was $915,936 and $36,285, respectively.

9. Fair Value Measurement

The company uses the Black-Sholes model to calculate the fair value of the derivative liability.

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of December 31, 2015 and March 31, 2015 consisted of the following:

		Fair Value Measurements Using
Description	Total Fair Value at December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$2,613,518	$-	$2,613,518	$-

		Fair Value Measurements Using
Description	Total Fair Value at March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$824,763	$-	$824,763	$-

10. Property and equipment

Property and equipment consists of the following as of December 31, 2015 and March 31, 2015. Depreciation expense was $8,665 and $2,804 for the nine months ended December 31, 2015 and 2014, respectively.

	December 31, 2015	March 31, 2015
Computer Equipment	$26,036	$25,757
Equipment	48,055	40,663
Vehicle	35,608	-
Less: Accumulated Depreciation	(68,745)	(60,080)
Net Property and Equipment	$40,954	$6,340

11. Intangibles

Intangibles assets consists of the following as of December 31, 2015 and March 31, 2015. Amortization expense was $15,160 and $0 for the three months ended December 31, 2015 and 2014, respectively.

	December 31, 2015	March 31, 2015
Software Development Costs	$60,362	$60,362
Less: Accumulated Amortization	(18,412)	(3,252)
Net Intangible Assets	$41,950	$57,110

12. Subsequent Events

The Company has evaluated subsequent events from December 31, 2015 through February 22, 2016, the date this report was available to be issued, and determined there are no other items to disclose other than those disclosed below:

Subsequent to December 31, 2015, the Company issued 29,505,686 shares of common stock to two lenders to satisfied stock payable on two principal conversions on convertible promissory notes held by lenders.

On January 5, 2016, the Company issued 18,181,818 shares of common stock to Adar Bays, LLC ("Adar Bays") in partial satisfaction of its obligations under, and the holder's election to convert a $3,000 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On January 6, 2016, the Company issued 20,303,030 shares of common stock to Adar Bays, LLC ("Adar Bays") in partial satisfaction of its obligations under, and the holder's election to convert a $3,350 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On January 11, 2016, the Company issued 30,000,000 shares of common stock to Adar Bays, LLC ("Adar Bays") in partial satisfaction of its obligations under, and the holder's election to convert a $3,300 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On January 20, 2016, the Company issued 40,000,000 shares of common stock to Adar Bays, LLC ("Adar Bays") in partial satisfaction of its obligations under, and the holder's election to convert a $2,200 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On February 3, 2016, the Company issued 53,970,315 shares of common stock to Adar Bays, LLC ("Adar Bays") in partial satisfaction of its obligations under, and the holder's election to convert a $2,909 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On January 5, 2016, the Company issued 17,369,793 shares of common stock to Carebourn Capital LP ("Carebourn") in partial satisfaction of its obligations under, and the holder's election to convert a $3,439 long-term portion of, the Company's convertible promissory note issued to Carebourn on October 12, 2015.

On January 7, 2016, the Company issued 17,369,793 shares of common stock to Carebourn Capital LP ("Carebourn") in partial satisfaction of its obligations under, and the holder's election to convert a $3,607 long-term portion of, the Company's convertible promissory note issued to Carebourn on October 12, 2015.

On January 14, 2016, the Company issued 33,557,677 shares of common stock to Carebourn Capital LP ("Carebourn") in partial satisfaction of its obligations under, and the holder's election to convert a $3,352 long-term portion of, the Company's convertible promissory note issued to Carebourn on October 12, 2015.

On January 21, 2016, the Company issued 33,557,668 shares of common stock to Carebourn Capital LP ("Carebourn") in partial satisfaction of its obligations under, and the holder's election to convert a $2,013 long-term portion of, the Company's convertible promissory note issued to Carebourn on October 12, 2015.

On January 7, 2016, the Company issued 22,650,000 shares of common stock to JMJ Financial ("JMJ") in partial satisfaction of its obligations under, and the holder's election to convert a $4,077 long-term portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On January 14, 2016, the Company issued 33,780,000 shares of common stock to JMJ Financial ("JMJ") in partial satisfaction of its obligations under, and the holder's election to convert a $2,027 long-term portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On January 21, 2016, the Company issued 39,200,000 shares of common stock to JMJ Financial ("JMJ") in partial satisfaction of its obligations under, and the holder's election to convert a $2,352 long-term portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On January 27, 2016, the Company issued 49,450,000 shares of common stock to JMJ Financial ("JMJ") in partial satisfaction of its obligations under, and the holder's election to convert a $2,967 long-term portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On February 1, 2016, the Company issued 51,930,000 shares of common stock to JMJ Financial ("JMJ") in partial satisfaction of its obligations under, and the holder's election to convert a $3,116 long-term portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On February 4 2016, the Company issued 56,560,000 shares of common stock to JMJ Financial ("JMJ") in partial satisfaction of its obligations under, and the holder's election to convert a $3,394 long-term portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On January 7, 2016, the Company issued 22,253,577 shares of common stock to JSJ Investments ("JSJ") in partial satisfaction of its obligations under, and the holder's election to convert a $3,672 long-term portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On January 20, 2016, the Company issued 33,557,677 shares of common stock to JSJ Investments ("JSJ") in partial satisfaction of its obligations under, and the holder's election to convert a $1,846 long-term portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On January 23, 2016, the Company issued 33,557,677 shares of common stock to JSJ Investments ("JSJ") in partial satisfaction of its obligations under, and the holder's election to convert a $1,846 long-term portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On January 25, 2016, the Company issued 41,035,989 shares of common stock to JSJ Investments ("JSJ") in partial satisfaction of its obligations under, and the holder's election to convert a $2,212 long-term portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On January 29, 2016, the Company issued 41,035,989 shares of common stock to JSJ Investments ("JSJ") in partial satisfaction of its obligations under, and the holder's election to convert a $2,212 long-term portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On February 3, 2016, the Company issued 41,035,989 shares of common stock to JSJ Investments ("JSJ") in partial satisfaction of its obligations under, and the holder's election to convert a $2,212 long-term portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On January 6, 2016, the Company issued 17,545,174 shares of common stock to LG Capital Funding, LLC ("LG") in partial satisfaction of its obligations under, and the holder's election to convert a $3,527 long-term portion of, the Company's convertible promissory note, which included $3,270 in principal and a $257 portion of accrued interest issued to LG on January 9, 2015.

On January 29, 2016, the Company issued 18,163,731 shares of common stock to LG Capital Funding, LLC ("LG") in partial satisfaction of its obligations under, and the holder's election to convert a $1,217 long-term portion of, the Company's convertible promissory note, which included $1,125 in principal and a $92 portion of accrued interest issued to LG on January 9, 2015.

On January 4, 2016, the Company issued 23,792,424 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $3,926 long-term portion of, the Company's convertible promissory note, which included $3,500 in principal and $426 in accrued interest, issued to Union on December 19, 2014.

On January 5, 2016, the Company issued 26,519,333 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $4,376 long-term portion of, the Company's convertible promissory note, which included $3,900 in principal and $476 in accrued interest, issued to Union on December 19, 2014.

On January 6, 2016, the Company issued 26,527,152 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $4,377 long-term portion of, the Company's convertible promissory note, which included $3,900 in principal and $477 in accrued interest, issued to Union on December 19, 2014.

On January 7, 2016, the Company issued 26,534,909 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $4,378 long-term portion of, the Company's convertible promissory note, which included $3,900 in principal and $478 in accrued interest, issued to Union on December 19, 2014.

On January 11, 2016, the Company issued 47,512,273 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $5,226 long-term portion of, the Company's convertible promissory note, which included $4,650 in principal and $576 in accrued interest, issued to Union on December 19, 2014.

On February 4, 2016, the Company issued a convertible note, with a face value of $82,500 and stated interest of 8% to a third party investor, of which the company was to assume an original issue discount of $7,500 (the "OID"), and stated interest of 8% to a third party investor. The outstanding balance of this note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion.

On February 8, 2016, the Company issued a convertible note, with a face value of $80,000 and stated interest of 8% to a third party investor, of which the company was to assume an original issue discount of $7,500 (the "OID"), and stated interest of 10% to a third party investor. The outstanding balance of this note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. As of February 22, 2016, this note has not been funded.

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

On June 2, 2015, the Company strategically acquired some of the assets of Viking Telecom Services, LLC, a Minnesota limited liability company ("Viking") from Dependable Critical Infrastructure, Inc. f/k/a DTREDS Consolidated Inc., a Delaware corporation ("DCI"). The Company provides telecommunication services under the "Viking," "Viking Telecom," and "Viking Tower" brands. Services provided include cellular tower mapping and audits, ground audits, civil equipment installation, cellular site decommissioning, 3G/4G installations, project/construction management, battery installation and maintenance, plowing/snow removal, shelter and compound preventative maintenance, site cleanup, and other related services.

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

On November 23, 2015, the Company effected a 10:1 reverse stock split on its shares of common stock. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

The foregoing business actions are goals of the Company. There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended December 31, 2015, as compared to the three and nine months ended December 31, 2014. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States ("GAAP").

Results of Operations for Bravatek Solutions, Inc. for the Three and Nine Months Ended December 31, 2015 Compared to the Three and Nine Months Ended December 31, 2014.

Revenue

During the three and nine months ended December 31, 2015, the Company had revenues of $120,376 and $370,186 as compared to revenues of $0 and $0 during the three and nine months ended December 31, 2014, an increase of $120,376 and $370,186, or over 100%. The increase in revenue experienced by the Company was primarily attributable to the fact that the Company discontinued sales of One on One and Ecrypt Me on or about December 31, 2014, launching Ecrypt One in the nine-month period, and the provision of tower telecom services. During the three and nine months ended December 31, 2015, the Company recorded $26,011 and $109,798 in costs of services; there were no costs of services in the three and nine months ended December 31, 2014, an increase of $26,011 and $109,798, or over 100%.

Operating Expenses

During the three and nine months ended December 31,2015, the Company had operating expenses of $439,849 and $1,348,357, as compared to operating expenses of $293,007 and $646,147 during the three and nine months ended December 31, 2014, an increase of $146,842 and $702,210, or approximately 300% and 192%. The increase in operating expenses experienced by the Company was primarily attributable to an increase in amortization and depreciation expenses, an increase in general and administrative expenses, an increase in research and development, and an increase in professional fees.

Net Loss

The Company had a net loss of $(1,645,318) and $(2,464,895) for the three and nine months ended December 31, 2015, as compared to a net loss of $(453,978) and $(883,327) for the three and nine months ended December 31, 2014, a change of $1,191,340 and $1,581,568, or approximately 138% and 156%. The change in net (loss) experienced by the Company was primarily attributable to the fact that the Company had revenue and a loss on derivatives, which was offset by the amortization of debt discount and research and development during the three and nine months ended December 31, 2015.

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

In the event we are not successful in reaching our sustained proceeds from convertible financing and private placement targets, we anticipate that depending on market conditions and our plan of operations, we may incur operating losses. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit to cover our operating expenses. Consequently, there remains the possibility that the Company may not continue to operate as a going concern in the long term. We are subject to many factors which could detrimentally affect us. Many of these risk factors are outside management's control, including demand for our products and services, our ability to hire and retain talented and skilled employees and service providers, as well as other factors.

The following discussion outlines the state of our liquidity and capital resources for the period ended December 31, 2015, compared to the fiscal year ended March 31, 2015:

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of December 31, 2015, we have total current assets of 367,609 as compared to total current assets of $302,381 at March 31, 2015, a increase of $65,228, or approximately 22%; and ii) as of December 31, 2015, we have total assets of $450,513, compared to total assets of $365,831 as of March 31, 2015, an increase of $84,682, or approximately 23%. The decrease in the Company's total current assets and in total assets from December 31, 2015 to March 31, 2015, was primarily attributable to the fact that the Company obtained more cash via loans from third parties during the year ended March 31, 2015, an increase in accounts receivable due to sales, and acquired property and equipment as part of the Asset Purchase agreement during the nine months ended December 31, 2015.

As of December 31, 2015, our unaudited balance sheet reflects that we have cash of $33,399, as compared to $203,072 at March 31, 2015, a decrease of $169,673, or approximately 84%. The Company's accounts receivable increased to $295,915 as of December 31, 2015, from $0 as of March 31, 2015, an increase of over 100 % which was attributable to the Company having no sales in the prior year. The Company's fixed assets increased to $40,954 as of December 31, 2015, from $6,340 as of March 31, 2015, an increase of approximately 546 % which was primarily attributable to the Asset Purchase agreement with DCI during the nine months ended December 31, 2015.

Total Current Liabilities

Our unaudited balance sheet reflects that: i) as of December 31, 2015, we have total current liabilities of $1,971,724 as compared to total current liabilities of $1,677,221 at March 31, 2015, an increase of $294,503 or approximately 17.6%; and ii) as of December 31, 2015, we have total liabilities of $5,063,127 as compared to total liabilities of $2,501,984 at March 31, 2015, an increase of $2,561,143 or approximately 102%. The increase in the Company's total current liabilities from December 31, 2015 to March 31, 2015, was primarily attributable to the increase in received loans from third and related parties partially offset by the conversion of existing convertible loans into common stock of the Company. The increase in the Company's total liabilities from March 31, 2015 to December 31, 2015, was primarily attributable to the increase in derivative valuations and increase in received loans from third and related parties.

Cash Flow for the Company for the Three and Nine Month Period Ended December 31, 2015 as Compared to the Nine Month Period Ended December 31, 2014

Operating Activities. During the nine-month period ended December 31, 2015, the net cash used by the Company in operating activities was $(1,214,090) as compared to net cash used in operating activities of $(185,226) during the nine-month period ended December 31, 2014, a change of $(1,028,864) or approximately 655%. The increase in our net cash used in operating activities was primarily attributable to net income adjusted by an increase in amortization and depreciation, an increase in gain on derivative liability, an increase in accounts receivable, an increase in accounts payable and accrued liabilities, and an increase in accounts payable due to a related party.

Investing Activities. During the nine-month period ended December 31, 2015, the net cash used by the Company in investing activities was $69,143, as compared to net cash used in investing activities of $3,680 during the nine-month period ended December 31, 2014, a change of $65,463, or approximately 100%. The change in net cash used by investing activities was primarily attributable to the fact that the Company purchased assets per the Asset Purchase Agreement with DCI.

Financing Activities. During the nine-month period ended December 31, 2015, the net cash provided by financing activities was $1,113,560 as compared to net cash provided by financing activities of $231,870 during the nine-month period ended December 31, 2014, an increase of $881,690, or approximately 480%. The change in net cash provided by financing activities was primarily attributable to the fact that the Company received more cash via loans from third and related parties.

Subsequent Events

The Company has evaluated subsequent events from December 31, 2015 through February 22, 2016, the date this report was available to be issued, and determined there are no other items to disclose other than those disclosed below:

Subsequent to December 31, 2015, the Company issued 29,505,686 shares of common stock to two lenders to satisfy stock payable on two principal conversions on convertible promissory notes held by lenders.

On January 5, 2016, the Company issued 18,181,818 shares of common stock to Adar Bays, LLC ("Adar Bays") in partial satisfaction of its obligations under, and the holder's election to convert a $3,000 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On January 6, 2016, the Company issued 20,303,030 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a $3,350 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On January 11, 2016, the Company issued 30,000,000 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a $3,300 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On January 20, 2016, the Company issued 40,000,000 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a $2,200 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On February 3, 2016, the Company issued 53,970,315 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a $2,909 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On January 5, 2016, the Company issued 17,369,793 shares of common stock to Carebourn Capital LP ("Carebourn") in partial satisfaction of its obligations under, and the holder's election to convert a $3,439 long-term portion of, the Company's convertible promissory note issued to Carebourn on October 12, 2015.

On January 7, 2016, the Company issued 17,369,793 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $3,607 long-term portion of, the Company's convertible promissory note issued to Carebourn on October 12, 2015.

On January 14, 2016, the Company issued 33,557,677 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $3,352 long-term portion of, the Company's convertible promissory note issued to Carebourn on October 12, 2015.

On January 21, 2016, the Company issued 33,557,668 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $2,013 long-term portion of, the Company's convertible promissory note issued to Carebourn on October 12, 2015.

On January 7, 2016, the Company issued 22,650,000 shares of common stock to JMJ Financial ("JMJ") in partial satisfaction of its obligations under, and the holder's election to convert a $4,077 long-term portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On January 14, 2016, the Company issued 33,780,000 shares of common stock to JMJ in partial satisfaction of its obligations under, and the holder's election to convert a $2,027 long-term portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On January 21, 2016, the Company issued 39,200,000 shares of common stock to JMJ in partial satisfaction of its obligations under, and the holder's election to convert a $2,352 long-term portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On January 27, 2016, the Company issued 49,450,000 shares of common stock to JMJ in partial satisfaction of its obligations under, and the holder's election to convert a $2,967 long-term portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On February 1, 2016, the Company issued 51,930,000 shares of common stock to JMJ in partial satisfaction of its obligations under, and the holder's election to convert a $3,116 long-term portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On February 4 2016, the Company issued 56,560,000 shares of common stock to JMJ in partial satisfaction of its obligations under, and the holder's election to convert a $3,394 long-term portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On January 7, 2016, the Company issued 22,253,577 shares of common stock to JSJ Investments ("JSJ") in partial satisfaction of its obligations under, and the holder's election to convert a $3,672 long-term portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On January 20, 2016, the Company issued 33,557,677 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a $1,846 long-term portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On January 23, 2016, the Company issued 33,557,677 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a $1,846 long-term portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On January 25, 2016, the Company issued 41,035,989 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a $2,212 long-term portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On January 29, 2016, the Company issued 41,035,989 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a $2,212 long-term portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On February 3, 2016, the Company issued 41,035,989 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a $2,212 long-term portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On January 6, 2016, the Company issued 17,545,174 shares of common stock to LG Capital Funding, LLC ("LG") in partial satisfaction of its obligations under, and the holder's election to convert a $3,527 long-term portion of, the Company's convertible promissory note, which included $3,270 in principal and a $257 portion of accrued interest issued to LG on January 9, 2015.

On January 29, 2016, the Company issued 18,163,731 shares of common stock to LG in partial satisfaction of its obligations under, and the holder's election to convert a $1,217 long-term portion of, the Company's convertible promissory note, which included $1,125 in principal and a $92 portion of accrued interest issued to LG on January 9, 2015.

On January 4, 2016, the Company issued 23,792,424 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $3,926 long-term portion of, the Company's convertible promissory note, which included $3,500 in principal and $426 in accrued interest, issued to Union on December 19, 2014.

On January 5, 2016, the Company issued 26,519,333 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $4,376 long-term portion of, the Company's convertible promissory note, which included $3,900 in principal and $476 in accrued interest, issued to Union on December 19, 2014.

On January 6, 2016, the Company issued 26,527,152 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $4,377 long-term portion of, the Company's convertible promissory note, which included $3,900 in principal and $477 in accrued interest, issued to Union on December 19, 2014.

On January 7, 2016, the Company issued 26,534,909 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $4,378 long-term portion of, the Company's convertible promissory note, which included $3,900 in principal and $478 in accrued interest, issued to Union on December 19, 2014.

On January 11, 2016, the Company issued 47,512,273 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $5,226 long-term portion of, the Company's convertible promissory note, which included $4,650 in principal and $576 in accrued interest, issued to Union on December 19, 2014.

 On February 4, 2016, the Company issued a convertible note, with a face value of $82,500 and stated interest of 8% to a third party investor, of which the company was to assume an original issue discount of $7,500 (the "OID"), and stated interest of 8% to a third party investor. The outstanding balance of this note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion.

On February 8, 2016, the Company issued a convertible note, with a face value of $80,000 and stated interest of 8% to a third party investor, of which the company was to assume an original issue discount of $7,500 (the "OID"), and stated interest of 10% to a third party investor. The outstanding balance of this note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. As of February 22, 2016, this note has not yet been funded.

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

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2015, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, that are of significance or potential significance to us.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives. Based on that evaluation, our management has concluded that, as of December 31, 2015, the Company's internal control over financial reporting contained a material weakness due to a failure by the Company to properly value a stock transaction issued by the Company, and as a result of such material weakness, our internal controls over financial reporting were not effective as of December 31, 2015. To remediate the weakness in our internal controls over financial reporting, we intend to: i) reconcile stock issuance transactions against the agreements underlying such stock issuance transactions to ensure that equity issuances are properly accounted for; and ii) implement a review board to review the stock issuance transactions to ensure that they are properly valued and accounted for.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2015, that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended December 31, 2015, the Company issued 126,034 shares of common stock for compensation valued at $27,349. The per share price of the shares was $0.20.

During the nine months ended December 31, 2015, the Company issued 35,811 shares of common stock in exchange for legal services valued at $12,293, of which $3,496 was in stock subscriptions payable and $8,797 in expenses.

During the nine months ended December 31, 2015, the Company issued 3,530,031 shares of common stock as part of a debt agreement valued at $75,000 to a third party.

During the nine months ended December 31, 2015, the Company issued 348,684,132 shares of common stock for conversion of $559,882 of principal and $286,450 of accrued interest of outstanding convertible promissory notes issued to third parties, for a total of $846,332 to third parties, with such issuances during the three months ended December 31, 2015 as follows.

On October 20, 2015, the Company issued 1,480,351 shares of common stock to Adar Bays LLC ("Adar Bays") in partial satisfaction of its obligations under, and the holder's election to convert a $5,698 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On October 30, 2015, the Company issued 1,480,364 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a $5,698 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On November 10, 2015, the Company issued 2,423,637 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a $2,666 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On November 18, 2015, the Company issued 2,927,273 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a $1,610 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On November 25, 2015, the Company issued 4,181,819 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a $2,300 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On December 9, 2015, the Company issued 5,000,000 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a $2,750long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On December 15, 2015, the Company issued 7,209,091 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a $3,965 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On December 23, 2015, the Company issued 11,969,697 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a $3,950 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On December 30, 2015, the Company issued 12,818,182 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a $2,115 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On December 31, 2015, the Company issued 15,700,000 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a $2,591 long-term portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On October 29, 2015, the Company issued 1,551,001 shares of common stock to Carebourn Capital LP ("Carebourn") in partial satisfaction of its obligations under, and the holder's election to convert a $5,891 long-term portion of, the Company's replacement convertible promissory note issued to Carebourn on October 12, 2015.

On November 20, 2015, the Company issued 1,906,675 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $1,583 long-term portion of, the Company's replacement convertible promissory note issued to Carebourn on October 12, 2015.

On November 24, 2015, the Company issued 2,535,842 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $2,536 long-term portion of, the Company's replacement convertible promissory note issued to Carebourn on October 12, 2015.

On December 1, 2015, the Company issued 2,535,842 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $3,043 long-term portion of, the Company's replacement convertible promissory note issued to Carebourn on October 12, 2015.

On December 8, 2015, the Company issued 5,145,981 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $4,835 long-term portion of, the Company's replacement convertible promissory note issued to Carebourn on October 12, 2015.

On December 11, 2015, the Company issued 5,145,981 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $4,014 long-term portion of, the Company's replacement convertible promissory note issued to Carebourn on October 12, 2015.

On December 16, 2015, the Company issued 5,145,981 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $3,088 long-term portion of, the Company's replacement convertible promissory note issued to Carebourn on October 12, 2015.

On December 18, 2015, the Company issued 5,145,981 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $2,401 long-term portion of, the Company's replacement convertible promissory note issued to Carebourn on October 12, 2015.

On December 29, 2015, the Company issued 5,145,981 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $1,130 long-term portion of, the Company's replacement convertible promissory note issued to Carebourn on October 12, 2015.

On October 29, 2015, the Company issued 1,335,000 shares of common stock to JMJ Financial ("JMJ") in partial satisfaction of its obligations under, and the holder's election to convert a $4,005 long-term portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On November 5, 2015, the Company issued 1,940,000 shares of common stock to JMJ in partial satisfaction of its obligations under, and the holder's election to convert a $4,656 long-term portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On November 11, 2015, the Company issued 1,941,000 shares of common stock to JMJ in partial satisfaction of its obligations under, and the holder's election to convert a $2,329 long-term portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On November 13, 2015, the Company issued 1,940,500 shares of common stock to JMJ in partial satisfaction of its obligations under, and the holder's election to convert a $1,164 long-term portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On December 11, 2015, the Company issued 3,370,000 shares of common stock to JMJ in partial satisfaction of its obligations under, and the holder's election to convert a $2,022 long-term portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On December 18, 2015, the Company issued 8,440,000 shares of common stock to JMJ in partial satisfaction of its obligations under, and the holder's election to convert a $3,545 long-term portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On December 29, 2015, the Company issued 12,600,000 shares of common stock to JMJ in partial satisfaction of its obligations under, and the holder's election to convert a $2,268 long-term portion of, the Company's convertible promissory note issued to JMJ on January 9, 2015.

On November 12, 2015, the Company issued 1,906,675 shares of common stock to JSJ Investments ("JSJ") in partial satisfaction of its obligations under, and the holder's election to convert a $2,076 long-term portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On November 24, 2015, the Company issued 3,257,510 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a $1,792 long-term portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On December 10, 2015, the Company issued 5,145,981 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a $2,830 long-term portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On December 18, 2015, the Company issued 8,649,531 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a $3,330 long-term portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On December 31, 2015, the Company issued 13,805,686 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a $3,037 long-term portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On October 7, 2015, the Company issued 789,124 shares of common stock to LG Capital Funding, LLC ("LG") in partial satisfaction of its obligations under, and the holder's election to convert a $3,701 long-term portion of, the Company's convertible promissory note issued to LG on January 9, 2015.

On October 15, 2015, the Company issued 509,128 shares of common stock to LG in partial satisfaction of its obligations under, and the holder's election to convert a $2,388 long-term portion of, the Company's convertible promissory note issued to LG on January 9, 2015.

On November 19, 2015, the Company issued 1,933,859 shares of common stock to LG in partial satisfaction of its obligations under, and the holder's election to convert a $2,591 long-term portion of, the Company's convertible promissory note issued to LG on January 9, 2015.

On November 30, 2015, the Company issued 3,434,732 shares of common stock to LG in partial satisfaction of its obligations under, and the holder's election to convert a $2,301 long-term portion of, the Company's convertible promissory note issued to LG on January 9, 2015.

On December 10, 2015, the Company issued 4,962,537 shares of common stock to LG in partial satisfaction of its obligations under, and the holder's election to convert a $3,325 long-term portion of, the Company's convertible promissory note issued to LG on January 9, 2015.

On October 30, 2015, the Company issued 1,906,675 shares of common stock to More Capital in partial satisfaction of its obligations under, and the holder's election to convert a $5,720 long-term portion of, the Company's replacement convertible promissory note issued to More Capital on October 12, 2015.

On December 10, 2015, the Company issued 5,146,000 shares of common stock to More Capital in partial satisfaction of its obligations under, and the holder's election to convert a $3,345 long-term portion of, the Company's replacement convertible promissory note issued to More Capital on October 12, 2015.

On November 5, 2015, the Company issued 3,276,451 shares of common stock to Typenex Co-Investments, LLC ("Typenex") in partial satisfaction of its obligations under, and the holder's election to convert a $9,600 long-term portion of, the Company's convertible promissory note issued to Typenex on February 3, 2015.

On October 12, 2015, the Company issued 1,419,536 shares of common stock to Union Capital, LLC ("Union") in partial satisfaction of its obligations under, and the holder's election to convert a $5,465 long-term portion of, the Company's convertible promissory note issued to Union on December 19, 2014.

On October 22, 2015, the Company issued 1,412,361 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $4,661 long-term portion of, the Company's convertible promissory note issued to Union on December 19, 2014.

On November 3, 2015, the Company issued 1,479,928 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $3,700 long-term portion of, the registrant's convertible promissory note and a $370 portion of accrued interest issued to Union on December 19, 2014.

On November 9, 2015, the Company issued 2,306,758 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $3,806 long-term portion of, the Company's convertible promissory note, which included $3,450 in principal and $356 in accrued interest, issued to Union on December 19, 2014.

On November 18, 2015, the Company issued 5,852,764 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $3,219, long-term portion of, the Company's convertible promissory note, which included $2,910 in principal and $309 in accrued interest, issued to Union on December 19, 2014.

On November 23, 2015, the Company issued 5,861,455 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $3,224, long-term portion of, the Company's convertible promissory note, which included $2,910 in principal and $314 in accrued interest, issued to Union on December 19, 2014.

On November 27, 2015, the Company issued 8,369,055 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $4,603, long-term portion of, the Company's convertible promissory note, which included $4,150 in principal and $453 in accrued interest, issued to Union on December 19, 2014.

On December 9, 2015, the Company issued 10,119,055 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $5,565, long-term portion of, the Company's convertible promissory note, which included $5,000 in principal and $565 in accrued interest, issued to Union on December 19, 2014.

On December 10, 2015, the Company issued 10,122,036 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $5,567, long-term portion of, the Company's convertible promissory note, which included $5,000 in principal and $567 in accrued interest, issued to Union on December 19, 2014.

On December 14, 2015, the Company issued 10,134,000 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $5,574, long-term portion of, the Company's convertible promissory note, which included $5,000 in principal and $574 in accrued interest, issued to Union on December 19, 2014.

On December 16, 2015, the Company issued 13,181,964 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $7,250, long-term portion of, the Company's convertible promissory note, which included $6,500 in principal and $750 in accrued interest, issued to Union on December 19, 2014.

On December 17, 2015, the Company issued 10,650,104 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $4,100, long-term portion of, the Company's convertible promissory note, which included $3,675 in principal and $425 in accrued interest, issued to Union on December 19, 2014.

On December 23, 2015, the Company issued 13,547,848 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $4,471, long-term portion of, the Company's convertible promissory note, which included $4,000 in principal and $471 in accrued interest, issued to Union on December 19, 2014.

On December 28, 2015, the Company issued 14,246,182 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $2,351, long-term portion of, the Company's convertible promissory note, which included $2,100 in principal and $251 in accrued interest, issued to Union on December 19, 2014.

On December 29, 2015, the Company issued 14,250,364 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $2,351, long-term portion of, the Company's convertible promissory note, which included $2,100 in principal and $251 in accrued interest, issued to Union on December 19, 2014.

On December 30, 2015, the Company issued 26,472,727 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $4,368, long-term portion of, the Company's convertible promissory note, which included $3,900 in principal and $468 in accrued interest, issued to Union on December 19, 2014.

The issuances described above were made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company issued five notes from December 18, 2012 to May 30, 2013 totaling $199,960 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured on December 18, 2014 through May 30, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no change in original terms of the agreements. The notes payable were again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement. The notes are currently in default.

The Company issued six notes from July 12, 2013 to June 16, 2014 totaling $230,828 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and mature from on July 12, 2014 to June 16, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no change in original terms of the agreements. The notes payable were again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreements. The notes are currently in default.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.2	Bylaws (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

3.4	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.5	Certificate of Designation of Series C Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.6	Articles of Amendment to Articles of Incorporation (changing the Company's name) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

3.7	Articles of Amendment to Articles of Incorporation (increasing the Company's authorized common stock) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

3.8	Articles of Amendment to Articles of Incorporation (amending the Designation of the Series C Preferred Stock) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

10.1	Commodity Classification Document (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

10.2	Director Agreement and Restricted Shares Agreement dated February 15, 2011, with Curt Weldon (incorporated by reference to our Current Report on Form 8-K filed on February 9, 2011)

10.3	Director Agreement and Restricted Shares Agreement dated February 15, 2011, with Jay Cohen (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2011)

10.4	Stock Compensation Program (incorporated by reference to our Current Report on Form 8-K filed on April 20, 2011)

10.5	Director Agreement and Nonqualified Stock Option Agreement dated February 16, 2012, with Thomas Trkla (incorporated by reference to our Current Report on Form 8-K filed on February 22, 2012)

10.6	Director Agreement and Restricted Shares Agreement dated July 8, 2011, with Eric Mettala (incorporated by reference to our Current Report on Form 8-K filed on July 11, 2011)

10.7	Director Agreement and Restricted Shares Agreement dated March 27, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

10.8	Employment Agreement and Restricted Shares Agreement dated June 16, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on June 18, 2014)

10.9*	Amendments to Employment Agreement and Restricted Shares Agreement with Thomas Cellucci

10.10	Asset Purchase Agreement with Dependable Critical Infrastructure, Inc. dated June 2, 2015 (incorporated by reference to our Form 8-K filed on June 9, 2015)

10.11	Settlement Agreement with Global Capital Corporation dated June 10, 2015 (incorporated by reference to our Form 8-K filed on June 16, 2015)

10.12	Settlement Agreement with Micro-Tech Industries, Ltd., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

10.13	Settlement Agreement with Whonon Trading S.A., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed July 13, 2010)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

BRAVATEK SOLUTIONS, INC.

Date: February 22, 2016	By:	/s/ Thomas A. Cellucci
Thomas A. Cellucci
Chief Executive Officer

