Form 10-K
period 2016-03-31
Bravatek Solutions, Inc.
filed 2017-07-21
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $1,038,443. Shares of the registrant’s common stock held by each executive officer and director and by each person who owned 10 percent or more of the registrant’s outstanding common stock were excluded in that such persons may be deemed to be “affiliates” of the Registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of July 17, 2017, the Company had 6,768,318,956 shares issued and outstanding.

PART I

ITEM 1. BUSINESS.

Overview

Bravatek Solutions, Inc., a Colorado corporation (“the Company”), was incorporated on April 19, 2007. Effective October 23, 2015, the Company changed its name to “Bravatek Solutions, Inc.” in order to better reflect the Company’s expanding operations and strategy. Bravatek is a security platform company—offering software, tools and services to the marketplace. The Company’s business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, tools and systems (including services). Products span a diverse variety of markets, including, but not limited to, email security, user multi-factor authentication, telecommunications construction and services, as well as cyber email protection.

Principal Products

Bravatek’s primary business focus centers on security, defense, and information security solutions that assist corporate entities, governments and individuals in protecting their organizations and/or critical infrastructure against both physical and cyber-attacks. The Company’s business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, tools and systems (including services). To date, the Company has earned limited revenue. The Company believes the majority of its revenues will be derived from sales of proprietary and allied products and services to large enterprises, government, and military customers within the United States (“U.S.”) and abroad.

Currently, the Company’s primary business operations are focused on establishing a strategic leadership position in cybersecurity email solutions and telecom services within the U.S. and abroad. The Company also has a “Market Alliance Program” (“MAP”) that enables Bravatek to rapidly introduce additional allied software, tools and systems to the worldwide marketplace through “win-win” contracts offering Bravatek, in virtually all cases, exclusive distribution rights in specified markets.

Currently, the Company’s primary proprietary product development efforts are focused on enhancing its sales-released enterprise-level information security software-appliance called Ecrypt One. It was designed to protect email and attachments in transit and at rest. It incorporates and supports multiple security technologies and techniques, such as encryption, role based access controls, server rules that enforce security, and multi-factor authentication. It was designed, with our rigorous new product development process, to assist organizations and governments to meet and maintain compliance with information security regulations, such as the Health Insurance Portability and Accountability Care Act of 1996 (“HIPAA”).

The Company has filed patent applications for multiple attributes and processes contained in Ecrypt One.

On June 2, 2015, the Company completed an acquisition of some of the assets of Viking Telecom Services, LLC (“Viking Telecom”). The Company now provides telecom services under a new Viking Telecom brand. Services provided by Viking Telecom include cellular tower mapping and audits, ground audits, civil equipment installation, cellular site decommissioning, 3G/4G installations, project/construction management, battery installation and maintenance, shelter and compound preventative maintenance, site cleanup, and other related services.

Research and Development

Over the next twelve (12) months, Bravatek will continue developing new strategic alliances and strengthening existing strategic alliances. The Company also plans to continue developing enhancement upgrades to its proprietary cybersecurity product, Ecrypt One.

Production

Ecrypt One was developed using a proprietary, rigorous new product development process under the supervision of the Company’s CEO, Dr. Thomas A. Cellucci and Vice President of Product Development, Ian Treleaven. Solution testing and evaluation (“T&E”) is routinely conducted by Ian Treleaven and the Company’s development consultants using industry-standard tools and methods. The Company engages in technical meetings to address feedback from all T&E activities.

Distribution

The Company distributes its solutions globally, in accordance with applicable import and export regulations, through a number of distribution channels. The primary method of distribution is through a dedicated in-house sales force. The Company is also pursuing strategic distribution alliances with data centers, service providers, carrier dealers, consultants, and complementary solution providers to distribute its product.

Additionally, the Company will list its solutions on the General Services Administration (“GSA”) Schedules or other government contract vehicles, for acquisition by authorized users. GSA is an independent agency of the United States government that, amongst other responsibilities, supplies products and communications for US government offices.

Customers and Marketing

Customers

The Company offers products in multiple segments in government, business, and consumer markets. The majority of the allied products and services are targeted at government, military and business markets.

The Company will primarily target Fortune 100 and 500 enterprises within the healthcare, financial/legal services, and telecommunications industries, as well as government, military and law enforcement agencies. These organizations have a critical reliance on security, defense, information security and data integrity products and services, and are subject to numerous stringent information security regulations.

The Company anticipates that a majority of its customers will be large sized businesses. The Company also anticipates sales of its products and services to U.S. government and military organizations, and allied foreign government and military organizations like NATO.

To date, the Company has received and fulfilled orders from corporate customers for Ecrypt One, Viking Telecom services, and partner solutions firms.

Marketing

Over the next twelve months, the Company will focus on orders and sales for its products and services. It will also continue to grow its strategic alliance network of allied products and service providers, who will also market Bravatek’s products.

The Company will focus its marketing efforts on customer acquisitions of Ecrypt One and Viking Telecom services, as well as allied products and services. The Company anticipates that it will continue to market its proprietary and allied products on the Internet, using the Company’s websites (www.bravatek.com and www.vikingtelecomservices.com, not incorporated in this filing except as a reference), on social networking sites like Facebook and Twitter, and on industry websites, blogs and forums.

The Company also intends to expand its sales capabilities.

Competition

Ecrypt One, the Company’s enterprise-level information security server software package, is a very unique offering that faces indirect competition from companies such as: i) Symantec Corporation; ii) Voltage Security; iii) Proofpoint Inc.; iv) Axway Software; v) Watchguard; and, vi) Zix Corporation.

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

Allied products and services face competition from a variety of companies.

Although there is no assurance that we will be able to successfully compete with these organizations, our foremost advantage over competition is our network of potential customers, our ability to access them, and the diversity of high-tech products and services that the Company offers.

Intellectual Property and Agreements

Patents

The Company has filed patent applications for multiple attributes and processes contained in Ecrypt One.

Licenses

The research, development and commercialization of cybersecurity software often involves alternative development and optimization routes, which are presented at various stages in the development process. The preferred routes cannot be predicted at the outset of a research and development program because they will depend upon subsequent discoveries and test results. There are numerous third-party patents in our field, and it is possible that to pursue the preferred development route of one or more of our products we will need to obtain a license to a patent, which would decrease the ultimate profitability of the applicable product. If we cannot negotiate a license, we might have to pursue a less desirable development route or terminate the program altogether.

Trade Secrets

The Company also relies on trade secrets, proprietary know-how, and continuing technological innovation to develop and maintain a competitive position in our product areas. Bravatek employees, consultants and officers must sign a non-disclosure agreement before they are authorized to discuss particulars of the functionality of the Company’s software products. All current employees, consultants and officers of the Company who are privy to confidential information have signed non-disclosure and non-competition agreements with the Company.

Environmental Issues

Through the provision of Viking Telecom services, the Company currently assists private sector clients to safely maintain, upgrade and install telecommunication towers, assemblies, and parts to enhance communications and protect the environment.

The Company’s software products and their production or provision thereof, do not directly impact the environment. Notwithstanding the foregoing, the Company strives to be environmentally friendly in all aspects of its operations.

Governmental Regulations

Telecom services work performed under our Viking Telecom brand, is governed by the United States Occupational Safety and Health Administration (“OSHA”). OSHA is a federal organization (part of the United States Department of Labor) that ensures safe and healthy working conditions for Americans by enforcing standards and providing workplace safety training.

Created in response to the Occupational Safety and Health Act of 1970, OSHA’s main goal is to protect the rights and safety of workers by preventing workplace injuries and deaths and holding employers accountable for safe workplaces. OSHA provides workers and employers with information about hazardous working conditions and they offer free assessment for workplace dangers.

There is a strict set of federal safety standards to which all businesses must adhere. These regulations cover things like disposal of hazardous materials, required personal safety equipment such as safety goggles, permitted noise levels and fall protection. OSHA inspects workplaces to ensure they’re following all regulations to reduce chances of accident or injury.

Cybersecurity Software is classified as a “dual-use good,” meaning that it can be used by both the general public and the military. Export of such goods is regulated by the Wassenaar Arrangement on Export Controls for Conventional Arms and Dual-Use Goods and Technologies (the “Wassenaar Arrangement”).

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

In the United States, the Bureau of Industry and Security (“BIS”) is responsible for implementing and enforcing the Export Administration Regulations (“EAR”), which regulate the export and re-export of most commercial items. Encryption software is subject to the EAR and other U.S. law, and may not be exported or re-exported to certain countries (currently Cuba, Iran, North Korea, Sudan and Syria) or to persons or entities prohibited from receiving US exports. Because of this, the Company has applied and has received approval for Mass Market Status Export Authorization from the BIS. Mass Market Status is given to encryption products, which have been reviewed and classified by the BIS as exportable under certain rules and regulations, including the mass-market encryption rules of the EAR.

The procurement and use of commercially available security solutions by government, and military agencies is controlled through various regulations. In order to provide or sell a service or product to a government or military agency, a vendor or provider can be approved by and listed with the United States General Services Administration (“GSA”) or other US government contract vehicles. Additionally, military applications also require that products be certified by the National Security Agency. The Company is pursuing such certifications and accreditations. The Company is also working with Steptoe & Johnson to determine other regulatory requirements for Ecrypt One enterprise-level information security soft-appliance.

Employees

The Company currently has one full-time employee, its Chief Executive Officer, Dr. Thomas A. Cellucci. Deborah King is contracted to act as Interim Chief Financial Officer. Ian Treleaven is contracted to act as Vice President of Product Development of the Company. Dr. Angela Natilla is contracted to act as Vice President of Government Sales of the Company. Kasia Zukowska is contracted by the Company to act as General Manager of the Company. Various consultants have been contracted to fulfill software development and web programming duties.

Reports to Security Holders

Once filed with the SEC, the Company provides its annual report that includes its audited financial information to its shareholders upon written request. The Company also makes its financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Exchange Act. The Company is subject to disclosure filing requirements including filing Form 10-K’s annually and Form 10-Q’s quarterly. In addition, the Company files current reports on Form 8-K and other proxy and information statements from time to time as required.

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Subsequent Events

On June 17, 2016, the Financial Industry Regulatory Authority (“FINRA”) announced the Company’s 1: 2,500 reverse stock split of the Company’s common stock. The reverse stock split took effect on June 20, 2016. All share amounts for all periods presented have been retroactively adjusted to reflect the reverse stock split.

From April 1, 2016 through July 17, 2017, the Company has issued 6,757,316,586 shares of common stock in satisfaction of $774,925 and $127,154 of principal and accrued interest, respectively, pursuant to conversion notices received by the Company from convertible debt holders.

On August 1, 2016, the Company entered into a consulting agreement with YKTG, LLC (“YKTG”), pursuant to which YKTG would, in consideration of the issuance of 10,000,000 shares of Company common stock, assist in the selection and management of subcontractors for new and forthcoming purchase orders from major telecom carriers (Verizon, Sprint, AT&T, etc.), offer project management office (“PMO”) skills, systems, tools, and advice to the Company and the Company’s strategic alliance partners, provide sales personnel and management to assist the Company with obtaining additional telecom purchase orders, provide sales leads for government telecom applications, assist the Company to drive sales for its existing indefinite delivery/indefinite quantity (“IDIQ”) contracts, and assist the Company in updating its five-year strategic business plan. On August 3, 2016, the Company issued the 10,000,000 shares to YKTG.

On August 8, 2016, the Company entered into a new Master Subcontract Agreement and $8,400,000 purchase order with YKTG clarifying the terms of the Company’s previous agreement and purchase orders with YKTG for decommissioning tower services for a major telecom carrier, the identity of which the Company was unable to disclose pursuant to the prior agreements.

On August 11, 2016, the Company received a $438,000 purchase order from JWH Telecommunications Inc. (“JWH”) relating to radio-swap tower services in Ohio.

On August 11, 2016, the Company received a $2,109,942 purchase order from JWH relating to LTE tower services.

On June 3, 2016, the Company issued a convertible note, with a face value of $42,350 and stated interest of 12% to a third-party investor. The note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The Company received proceeds on June 3, 2016, of $35,000, after disbursements for the lender’s transaction costs, fees, and expenses. The note also requires 177 daily payments of $239 per day via ACH.

On April 21, 2017, the Company, the Company’s Chief Executive Officer, Dr. Cellucci, as “validity guarantor,” and TCA Global Credit Master Fund, LP (“TCA”) executed a settlement agreement (the ‘Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay $2,500 by April 30, 2017, $2,500 by May 31, 2017 and $405,357 on or before June 16, 2017. The Company made all required payments and was able to make the June 2017 payment from proceeds it received pursuant to the issuance of convertible promissory notes issued on June 8 and 9, 2017, described below.

On May 1, 2017, the Company issued to a third-party investor, three convertible notes, two of which were for $50,000 each and one of which was for $17,500, and three back end convertible notes, two of which were for $50,000 each and one of which was for $25,000. All of the notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, convertible into a variable number of the Company’s common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six month anniversary of the note the conversion price shall have ceiling of $0.0005. The three convertible notes were funded on May 1, 2017, when the Company received proceeds of $111,625, after disbursements for the lender’s transaction costs, fees and expenses.

On May 1, 2017, the Company issued to a third-party investor, three convertible notes, two of which were for $50,000 each and one of which was for $17,500, and three back end convertible notes, two of which were for $50,000 each and one of which was for $25,000. All of the notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, convertible into a variable number of the Company’s common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six month anniversary of the note the conversion price shall have ceiling of $0.0005. The three convertible notes were funded on April 28, 2017 and May 3, 2017, when the Company received proceeds of $85,000 and $26,625, respectively, after disbursements for the lender’s transaction costs, fees and expenses.

On May 2, 2017, the Company issued a convertible note for legal services previously provided with a face value of $23,000 and stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 70% of the average of the three lowest closing bid prices for 10 days prior to conversion.

On May 3, 2017, the Company issued a convertible promissory note, with a face value of $124,775 and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety days following the funding of the note, into a variable number of shares of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on May 4, 2017, when the Company received proceeds of $100,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires 240 daily payments of $520 per day via ACH.

On June 6, 2017, the Company entered into a Strategic Alliance Agreement with HelpComm, Inc. (“HelpComm”), a telecom construction services corporation located in Manassas, Virginia, pursuant to which (i) the Company will provide at least $200,000 in business expansion funding to HelpComm within ten (10) business days of execution of the agreement, and 40% of profits from services performed by HelpComm pursuant to receipt of the expansion funding from the Company will be allotted to the Company, (ii) the Company will provide HelpComm up to an additional $100,000 of expansion funding per fiscal quarter, (ii) HelpComm will provide job-related purchase orders to the Company for administration, accounting and fund distribution, (iii) the Company will provide project management and sales services to HelpComm, and (iv) the parties will support each other’s marketing and promotional efforts. The Company remitted the $200,000 to HelpComm on June 26, 2017.

On June 8, 2017, the Company issued to a third-party investor a convertible promissory note for $140,750 and a back end convertible note for $140,750. The notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, convertible into a variable number of the Company’s common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six month anniversary of the note the conversion price shall have ceiling of $0.0005. The note was funded on June 15, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses.

On June 8, 2017, the Company issued to a third-party investor a convertible promissory note for $140,750 and a back end convertible note for 140,750. The notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, convertible into a variable number of the Company’s common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. . Beginning on the six month anniversary of the note the conversion price shall have ceiling of $0.0005.The note was funded on June 15, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses.

On June 9, 2017, the Company issued a convertible promissory note, with a face value of $165,025 and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety days following the funding of the note, convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on May 12, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires 240 daily payments of $680 per day via ACH.

On June 23, 2017, the Company issued a convertible promissory note, with a face value of $262,775 and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety days following the funding of the note, convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on June 23, 2017, when the Company received proceeds of $220,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires 180 daily payments of $1,460 per day via ACH.

ITEM 1A. RISK FACTORS.

Not required for Smaller Reporting Companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

The Company does not currently own any real property. Currently, the Company’s principal business address is 2028 E Ben White Blvd, #240-2835, Austin, TX 78741. The costs associated are immaterial to the financial statements and, accordingly have not been reflected therein. The Company anticipates that it will explore leasing opportunities for office space during the next twelve months.

The Company uses a combination of U.S.-based cloud services and a Canadian co-location facility to host its email and development servers.

Bravatek owns the following internet domain names: 6REPLY.COM, 6REPLY.INFO, 6SEND.COM, 6SEND.INFO, BRAVATEK.COM, ECRYPTINC.CA, ECRYPTMAIL.INFO, SECUREINFORMATIONXCHANGE.COM, SECUREINFORMATIONXCHANGE.INFO, SIXREPLY.INFO, SIXSEND.INFO, SIXSMB.COM, SIXSMB.INFO, VIKINGTELECOMSERVICES.COM. The contents of these domains are not incorporated in this document.

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

On or about April 13, 2015, the Company was served with a lawsuit filed by George Sharp against the Company and numerous other defendants in the Superior Court of the State of California, with a cause of action against the Company for its alleged participation in sending “spam” emails to Mr. Sharp. The Company did not participate in sending any emails to Mr. Sharp, retained California litigation counsel, and filed a demurrer in California. On, or about, June 3, 2015, the Company entered into a settlement agreement, and the case against the Company was subsequently dismissed with prejudice.

On July 16, 2015, the Company’s then independent certifying accounting firm, Sadler Gibb & Associates, LLC, notified the Company during a phone call that a consultant, Jay Lake, to the Company’s outside accountant, One Blue Mountain, was subject to a PCAOB order barring Mr. Lake from being an associated person of a registered public accounting firm. Pursuant to Section 105(c)(7) of the Sarbanes-Oxley Act of 2002, it is unlawful for a person subject to such an association bar to willfully associate with an issuer in an accountancy or a financial management capacity without the consent of the PCAOB or the Securities and Exchange Commission, and for an issuer to permit such person to associate with the issuer if the issuer knew or should have known in the exercise of reasonable care of the association bar. On July 17, 2015, the Company transitioned to using another outside accountant in lieu of One Blue Mountain, and on July 22, 2015, formally terminated One Blue Mountain. On July 21, 2015, the Company reported the matter to the Securities and Exchange Commission.

On January 27, 2016, one of the Company’s creditors, JSJ Investments Inc. (“JSJ”), sent a demand for payment of amounts allegedly owed by the Company to JSJ pursuant to a convertible note dated January 19, 2015, in the original principal amount of $100,000, and threatening potential legal action against the Company. Since that time, JSJ has continued to convert the note into shares of common stock, and the parties are currently negotiating a settlement of remaining amounts due under the note.

On September 6, 2016, TCA commenced an action against the Company and the Company’s chief executive officer, Dr. Cellucci, as “validity guarantor,” filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, for amounts owed to TCA by the Company under their revolving credit agreement with the Company. On April 21, 2017, the Company, Dr. Cellucci and TCA executed a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay $2,500 by April 30, 2017, $2,500 by May 31, 2017 and $405,357 on or before June 16, 2017. The Company has fully complied with its obligations under the settlement agreement, paying TCA all amounts owed thereunder within the times required, and the dispute has now been resolved.

On or about December 7, 2016, Bears Global Construction Holdings LLC (“Bears”) commenced an action against the Company in the County Court at Law No. 1 for Travis County, Texas, the Company denied liability and filed a counterclaim and motion to dismiss, and the parties entered into a settlement agreement on or about February 23, 2017, whereby they each released the other party from all claims. The case was subsequently dismissed.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s shares are approved for trading on the OTCBB under the symbol “BVTK.” The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)
Fiscal year ending March 31, 2015	HIGH	LOW
Quarter ended June 30, 2014	$6,500.00	$3,000.00
Quarter ended September 30, 2014	$6,500.00	$2,500.00
Quarter ended December 31, 2014	$13,750.00	$2,502.50
Quarter ended March 31, 2015	$2,475.00	$632.00

Fiscal year ended March 31, 2016	HIGH	LOW
Quarter ended June 30, 2015	$1,032.50	$400.00
Quarter ended September 30, 2015	$412.50	$20.00
Quarter ended December 31, 2015	$30.00	$1.00
Quarter ended March 31, 2016	$1.75	$0.245

Holders

As of July 17, 2017, there were 6,768,318,956 shares of common stock issued and outstanding and approximately 54 shareholders of record.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2016 or 2015. There are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors and the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends. The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, are what are known as “forward looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects” and the like often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

Currently, the Company’s primary business operations are focused on establishing a strategic leadership position in cybersecurity email solutions and telecom services within the U.S. and abroad. The Company also has a “Market Alliance Program” (“MAP”) that enables Bravatek to rapidly introduce additional allied software, tools and systems to the worldwide marketplace through “win-win” contracts offering Bravatek, in virtually all cases, exclusive distribution rights in specified markets.

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

The Company has filed patent applications for multiple attributes and processes contained in Ecrypt One.

On June 2, 2015, the Company strategically acquired some of the assets of Viking Telecom Services, LLC, a Minnesota limited liability company (“Viking”) from Dependable Critical Infrastructure, Inc. f/k/a DTREDS Consolidated Inc., a Delaware corporation (“DCI”). The Company continues to provide Viking telecommunication services under the “Viking,” “Viking Telecom,” and “Viking Tower” brands. Services provided include cellular tower mapping and audits, ground audits, civil equipment installation, cellular site decommissioning, 3G/4G installations, project/construction management, battery installation and maintenance, shelter and compound preventative maintenance, site cleanup, and other related services.

In addition to the foregoing, in an effort to advance the business operations of the Company, over the next twelve (12) months the Company plans to undertake the following actions in the order in which they are listed:

1.	Continue distribution on Ecrypt One Software packages;
2.	Continue fulfilling Viking services backlog;
3.	Continue distribution of allied products and services;
4.	Continue developing strategic marketing alliance program; and
5.	Continue development and testing of additional Ecrypt One features and capabilities;

On November 23, 2015, the Company affected a 10:1 reverse stock split on its shares of common stock. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

On May 31, 2016, the registrant filed Articles of Amendment to increase the number of shares of common stock the corporation is authorized to issue to 10,000,000,000.

On June 17, 2016, the Financial Industry Regulatory Authority (“FINRA”) announced the registrant’s 1:2,500 reverse stock split of the registrant’s common stock. The reverse stock split took effect on June 20, 2016. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

The foregoing business actions are goals of the Company. There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended March 31, 2016 as compared to the fiscal year ended March 31, 2015. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operation for Bravatek, Inc. for the Fiscal Year Ended March 31, 2016 Compared to the Fiscal Year Ended March 31, 2015.

Revenue

During the fiscal year ended March 31, 2016, the Company had revenues of $391,872 as compared to revenues of $190 during the fiscal year ended March 31, 2015, an increase of $391,682. The increase in revenue experienced by the Company was primarily attributable to the launching of Ecrypt One during the year ended March 31, 2016.

Operating Expenses

For the year ended March 31, 2016, the Company had operating expenses of $1,808,992 compared to $1,800,549 for the year ended March 31, 2015. The slight increase in operating expenses experienced by the Company was primarily attributable to increases in research and development, professional fees, advertising and promotional costs and amortization and depreciation expenses, substantially offset by a decrease in general and administrative costs.

Other Income (Expenses)

Other expenses for the year ended March 31, 2016, increased to $3,734,871 from $1,523,633 for the year ended March 31, 2015. The increase was primarily due to increases in the derivative expense, amortization of debt discounts on convertible notes, the loss on acquisition of assets from a related party and interest expense.

Net Loss

The Company had a net loss of $5,351,059 for the fiscal year ended March 31, 2016, as compared to a net loss of $3,323,992 for the fiscal year ended March 31, 2015. The change in net loss experienced by the Company was primarily attributable to the increases in other expenses as described above.

Liquidity and Capital Resources

Currently, we have limited operating capital. The Company anticipates that it will require approximately $4,000,000 of working capital to complete all of its desired business activity during the next twelve months. The Company has earned limited revenue from its business operations. Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and, to date, the revenues generated from our business operations have not been sufficient to fund our operations or planned growth. As noted above, we will likely require additional capital to continue to operate our business, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

For the fiscal year ended March 31, 2016, we primarily funded our business operations with the proceeds from convertible note financing. During the next twelve months, we plan to seek to generate the necessary capital to fund our business operations and complete our desired business activity through sales of Viking Telecom services, Ecrypt-One software, and strategic marketing affiliate products and services. If we are unable to generate the necessary capital through the sales of these products, we may conduct a private placement offering to seek to raise the necessary working capital to fund our business operations, or continue to rely on the issuance of convertible promissory notes to fund our business operations.

As of March 31, 2016, we have cash of $15,244, as compared to $203,072 at March 31, 2015, a decrease of $187,828. The Company’s accounts receivable increased to $46,898 as of March 31, 2016, from $0 as of March 31, 2015. The Company’s fixed assets increased to $37,631 as of March 31, 2016, from $6,340 as of March 31, 2015, an increase which was primarily attributable to the Asset Purchase Agreement with DCI during the year ended March 31, 2016. As of March 31, 2016, we had current liabilities of $4,510,341 (including $1,955,721 of non-cash derivative liabilities) compared to current assets of $73,244 which resulted in working capital deficit of $4,437,097. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, note payable-related party and notes payable.

Operating Activities

For the year ended March 31, 2016, net cash used in operating activities was $1,469,121 compared to net cash used in operating activities of $497,853 for the year ended March 31, 2015. For the year ended March 31, 2016, our net cash used in operating activities was primarily attributable to the net loss adjusted by amortization of debt discounts, derivative liability expenses, loss on assets acquired from related party, non-cash interest and fees related to convertible promissory notes and depreciation. Net increases of $259,173 in operating assets and liabilities also reduced the cash used in operating activities.

Investing Activities

During the fiscal year ended March 31, 2016, the net cash used by the Company in investing activities was $200,280, as compared to net cash used in investing activities of $123,246 during the fiscal year ended March 31, 2015. The change in net cash used by investing activities was primarily attributable to the fact that the Company purchased assets per the Asset Purchase Agreement with DCI dated June 2, 2015.

Financing Activities

During the fiscal year ended March 31, 2016, the net cash provided by financing activities was $1,481,573, as compared to net cash provided by financing activities of $808,667 during the fiscal year ended March 31, 2015. The change in net cash provided by financing activities was primarily attributable to the fact that during the fiscal year ended March 31, 2016, the Company obtained more cash via convertible notes, notes and related party notes

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition or results of operations.

Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”).

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

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. At March 31, 2016 and 2015, the Company had $60,362 in capitalized software development. Capitalized software is amortized over the software’s estimated economic life of 3 years. For the years ended March 31, 2016 and 2015, amortization expense for capitalized software development was $20,176 and $3,252, respectively.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP. All research and development costs have been expensed as incurred, totaling $492,986 for the year ended March 31, 2016 and $0 in the year ended March 31, 2015. The company had development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software, in the years ended March 31, 2016 and 2015, of $-0- and $60,362, respectively.

Advertising and Promotions

The Company expenses advertising costs as incurred. Advertising expenses for the year ended March 31, 2016 and 2015, were $118,678 and $18,900, respectively.

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

•

Level 3 - Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2016 and 2015 for each fair value hierarchy level:

March 31, 2016	Derivative Liability	Total
Level I	$-	$-
Level II	$-	$-
Level III	$1,955,721	$1,955,721

March 31, 2015
Level I	$-	$-
Level II	$-	$-
Level III	$824,763	$824,763

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

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

Debt Discount

The Company determined that the conversion feature of issued convertible notes represent an embedded derivative since the notes are convertible into a variable number of shares upon conversion. Accordingly, the notes were not considered to be conventional debt under EITF 00-19 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. The fair value of these derivative instruments are recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes.

Revenue Recognition

Product revenue and miscellaneous income are recognized as earned.

The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred. The Company recognizes revenue in accordance with Accounting Standards Codification Section 605-10-S99, Revenue Recognition, Overall, SEC Materials (“Section 605-10-S99”). Section 605-10-S99 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Cost of products sold consists of the cost of the purchased goods and labor related to the corresponding sales transaction. The Company recognizes revenue from services at the time the services are completed.

Accounts Receivable/Allowance for Doubtful Accounts

The Company records its client receivables and unbilled services at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and unbilled services and establishes allowances based on historical experience and other currently available information. As of March 31, 2016 and 2015, management determined there was no need to establish an allowance for doubtful accounts because there had been little history of nonpayment or indicators of credit risk, such as bankruptcy.

Stock-Based Compensation – Employees

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

Generally, all forms of share-based payments, including stock option grants, warrants and restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a) affiliates of the Company; b) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

On June 2, 2015, the Company completed an acquisition of some of the assets and assumed certain liabilities of Viking Telecom Services, LLC (“Viking Telecom”) from Dependable Critical Infrastructure, Inc. (“DCI” f/k/a DTREDS Consolidated, Inc.). To acquire the assets, the Company issued 2,265 shares of common stock, 224 shares of common stock to be issued (valued in the aggregate at $740,000), paid $200,000 cash and forgave $59,204 of a note receivable from DCI. The Company now provides telecom services under a new Viking Telecom brand. Services provided by Viking Telecom include cellular tower mapping and audits, ground audits, civil equipment installation, cellular site decommissioning, 3G/4G installations, project/construction management, battery installation and maintenance, shelter and compound preventative maintenance, site cleanup, and other related services. At the time of the acquisition, our CEO owned approximately 30% of DCI. The Company recorded a loss on the acquisition of $1,044,817 for the year ended March 31, 2016.

The Company issued multiple unsecured notes payable from June 27, 2015 to March 31, 2016, to the Company’s CEO, for amounts received by the Company, or paid by the CEO, on behalf of the Company, totaling $156,512. The notes carry interest at 10% per annum and are due on demand. The Company recorded related party interest expense of $11,806 for the year ended March 31, 2016. During the year ended March 31, 2016, the Company paid $51,512 of principal and $256 of accrued interest. As of March 31, 2016, the principal balance of the notes was $105,000 and the accrued and unpaid interest was $11,550.

Net Earnings (Loss) per Share

Basic and diluted net loss per share information is presented under the requirements of ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive. As of March 31, 2016, there were warrants and options to purchase 3,365 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 8,095,224 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

BRAVATEK SOLUTIONS, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED MARCH 31, 2016 AND 2015

D. Brooks and Associates CPA’s, P.A.

Certified Public Accountants Certified Valuation Analyst

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bravatek Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Bravatek Solutions, Inc. as of March 31, 2016 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year then ended. Bravatek Solutions, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bravatek Solutions, Inc. as of March 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, under Uncertainty as a Going Concern, the Company has suffered recurring losses from operations since inception. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.

West Palm Beach, Florida

July 19, 2017

D. Brooks and Associates CPA’s, P.A. 319 Clematis Street, Suite 318, West Palm Beach, FL 33401 – (561) 429-6225

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bravatek Solutions, Inc. (f.k.a. eCrypt Technologies, Inc.)

We have audited the accompanying balance sheet of Bravateck Solutions, Inc. (f.k.a. eCrypt Technologies, Inc.) (“the Company”) as of March 31, 2015, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Bravateck Solutions, Inc. (f.k.a. eCrypt Technologies, Inc.) as of March 31, 2015, and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

August 4, 2015

BRAVATEK SOLUTIONS, INC.
BALANCE SHEETS
FOR THE YEARS ENDED MARCH 31,

	2016	2015

ASSETS
CURRENT ASSETS
Cash	$15,244	$203,072
Accounts receivable	46,898	-
Prepaid expenses	1,150	40,105
Other assets	9,952	-
Note receivable	-	59,204
TOTAL CURRENT ASSETS	73,244	302,381

Property and equipment, net	37,631	6,340
Intangible assets, net	36,934	57,110

TOTAL ASSETS	$147,809	$365,831

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$136,831	$157,249
Accounts payable-related party	106,500	13,200
Accrued interest	206,635	82,956
Accrued interest related party	51,660	267,960
Notes payable related party	505,000	558,500
Notes payable, net of discount	693,598	430,788
Convertible notes payable, net of discount	854,396	166,568
Derivative liabilities	1,955,721	824,763
TOTAL CURRENT LIABILITIES	4,510,341	2,501,984

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock (5,000,000 Shares Authorized; Par
Value $.0001, -0- and 5,000,000 shares issued and
outstanding at March 31, 2016 and 2015, respectively)	-	500
Series B preferred stock (350,000 Shares Authorized; Par
Value $.0001, 264,503 and -0- shares issued and outstanding at
March 31, 2016 and 2015 respectively)	26	-
Series C preferred stock (1,000,000 Shares Authorized; Par
Value $.0001, 319,768 and -0- shares issued and outstanding at
March 31, 2016 and 2015, respectively)	32	-
Common stock (10,000,000,000 Shares Authorized; No Par Value;
998,236 and 6,429 shares issued and outstanding as at
March 31, 2016 and 2015, respectively)	3,461,300	2,072,814
Deferred stock compensation	(5,380)	-
Additional paid in capital	9,880,912	8,150,332
Common stock to be issued (1,221 and 59 shares issuable
as at March 31, 2016 and 2015, respectively)	66,917	55,480
Accumulated deficit	(17,766,338)	(12,415,279)
Total Stockholders' Deficit	(4,362,532)	(2,136,153)
Total Liabilities and Stockholders' Deficit	$147,809	$365,831

The accompanying notes are an integral part of these financial statements.

BRAVATEK SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

	2016	2015
REVENUES
Sales, related party	186,837	-
Sales, other	205,035	190
Total sales	391,872	190
Cost of services	199,068	-
GROSS PROFIT	192,804	190

OPERATING EXPENSES
Advertisement and promotion	118,678	18,900
General and administrative	625,302	1,687,903
Research and development	492,986	-
Professional fees	539,861	88,580
Amortization and depreciation	32,165	5,166
TOTAL OPERATING EXPENSES	1,808,992	1,800,549

OPERATING LOSS	(1,616,188)	(1,800,359)

OTHER INCOME (EXPENSES)
Interest expense	(363,302)	(193,314)
Interest expense related party	(51,914)	-
Loss on acquisition of assets from related party	(1,044,817)	-
Loss on investment in unconsolidated investee	(150,000)	-
Derivative expense	(942,280)	(279,521)
Loss on derivative liabilities	-	(160,869)
Gain (loss) on extinguishment of debt	4,096	(714,711)
Amortization of debt discount	(1,186,654)	(166,568)
Debt forgiveness	-	(14,543)
Financing Cost	-	5,893
TOTAL OTHER EXPENSES	(3,734,871)	(1,523,633)

NET LOSS	$(5,351,059)	$(3,323,992)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	158,967	5,344

Loss per share
Basic and diluted	$(33.66)	$(622.00)

The accompanying notes are an integral part of these financial statements.

BRAVATEK SOLUTIONS, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED MARCH 31, 2016 and 2015

	Preferred Stock								Common Stock		Additional	Deferred		Total
	Series A		Series B		Series C		Common Stock		to be issued		Paid	Stock	Retainted	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Compenstion	Deficit	Deficit
Balance April 1, 2014	5,000,000	$500	-	$-	-	$-	5,439	$1,029,161	-	$8,812	$6,429,500	$-	$(9,091,287)	$(1,623,314)
Issued common stock	-	-	-	-	-	-	-	-	-	(8,812)	-	-	-	(8,812)
Common stock issued for compensation	-	-	-	-	-	-	114	378,386	-	-	-	-	-	378,386
Common stock issued for debt conversions	-	-	-	-	-	-	1,196	507,316	-	-	-	-	-	507,316
Common stock issued for cash	-	-	-	-	-	-	59	147,000	-	-	-	-	-	147,000
Common stock issued for legal fees	-	-	-	-	-	-	5	10,951	-	-	-	-	-	10,951
Common stock to be issued for compensation	-	-	-	-	-	-	-	-	50	51,985	-	-	-	51,985
Common stock to be issued for legal fees	-	-	-	-	-	-	-	-	9	3,495	-	-	-	3,495
Compensation- warrants and options	-	-	-	-	-	-	-	-	-	-	813,827		-	813,827
Cancellation of shares	-	-	-	-	-	-	(384)	-	-	-	-	-	-	-
Derivative liabilities settled with
the issuance of common stock	-	-	-	-	-	-	-	-	-	-	907,005	-	-	907,005
Net loss for the year ended March 31, 2015	-	-	-	-	-	-	-	-	-	-	-	-	(3,323,992)	(3,323,992)
Balance March 31, 2015	5,000,000	500	-	-	-	-	6,429	2,072,814	59	55,480	8,150,332	-	(12,415,279)	(2,136,153)

Issuance of common stock	-	-	-	-	-	-	59	55,480	(59)	(55,480)	-	-	-	-
Rounding up for reverse split	-	-	-	-	-	-	347	-	-	-	-	-	-	-
Issuances of Series B preferred stock, common stock issued and common stock to be issued for assets acquired from related party	-	-	264,503	26	-	-	1,208	673,319	224	66,655	-	-	-	740,000
Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	989,190	575,719	-	-	-	-	-	575,719
Common stock issued for interest pursuant to Credit Agreement	-	-	-	-	-	-	1,412	75,000	-	-	-	-	-	75,000
Cancellation of common stock for Series C preferred stock from related party	-	-	-	-	319,768	32	(1,279)	(32)	-	-	208,951	-	-	208,951
Agreement for cancellation of Series A preferred stock and common stock to be issued	(2,622,500)	(262)	-	-	-	-	-	-	997	262	-	-	-	-
Cancellation of Series A preferred stock and issuance of common stock	(2,377,500)	(238)	-	-	-	-	856	-	-	-	238	-	-	-
Debt forgiveness from stockholder	-	-	-	-	-	-	-	-	-	-	426,460	-	-	426,460
Common stock issued for legal services	-	-	-	-	-	-	14	9,000	-	-	-	-	-	9,000
Compensation-warrants/options	-	-	-	-	-	-	-	-	-	-	21,524	(5,380)	-	16,144
Reclassification of derivative liabilities upon conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	1,073,407	-	-	1,073,407
Net loss for the year ended March 31, 2016	-	-	-	-	-	-	-	-	-	-	-	-	(5,351,059)	(5,351,059)
Balance March 31, 2016	-	$-	264,503	$26	319,768	$32	998,236	$3,461,300	1,221	$66,917	$9,880,912	$(5,380)	$(17,766,338)	$(4,362,532)

The accompanying notes are an integral part of these financial statements.

BRAVATEK SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31,

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,351,059)	$(3,323,992)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	32,165	8,418
Non cash interest and fees	126,075	-
Bad debt expense	82,522
Loss on acquisition of assets from related party	1,044,817	-
Common stock issued for compensation	-	421,558
Common stock issued for services	9,000	14,447
Options to purchase common stock issued for services	16,144	813,827
Voting control value of preferred stock issued	208,951	-
(Gain) loss on extinguishment of debt	(4,096)	708,822
Issuance of convertible notes for services	47,000	-
Loss on derivative liabilities	155,362	160,869
Amortization of debt discounts	1,186,654	166,568
Initial devivative expense	786,918	279,521
Changes in operating assets and liabilities:
Accounts receivable	(231,985)	-
Prepaid expenses	38,955	(40,105)
Accounts payable and accrued liabilities	238,498	131,069
Accounts payable and accrued liabilities, related party	144,959	161,145
NET CASH USED IN OPERATING ACTIVITIES	(1,469,121)	(497,853)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and computer equipment	(280)	(3,680)
Cash paid for acquisition of assets related party	(200,000)	-
Payment of software development costs	-	(60,362)
Investment in note receivable	-	(59,204)
NET CASH USED IN INVESTING ACTIVITIES	(200,280)	(123,246)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	-	147,000
Proceeds from issuance of notes payable	310,600	85,000
Payments of principal on notes payable	(95,451)	-
Proceeds from issuance of convertible debt	1,161,424	576,667
Proceeds from loan-related party	156,512	-
Repayments of loan-related party	(51,512)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,481,573	808,667

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(187,828)	187,568

CASH AND CASH EQUIVALENTS
Beginning of year	203,072	15,504
End of year	$15,244	$203,072

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,918	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash investing and financing activities:
Shares issued in settlement of debt and interest on convertible debt	$575,719	$1,414,321
Original issue discounts	$158,019	$27,056
Original debt discount against derivative liabilities	$1,262,085	$576,667
Common stock issued to satisfy common stock to be issued	$55,480	$8,812
Initial value of derivative liabilities	$2,234,601	$499,994
Asset and intangibles purchased with common stock	$740,000	$-

The accompanying notes are an integral part of these financial statements.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

1. Nature of Operations

Bravatek Solutions, Inc. a Colorado corporation (“the Company”), was incorporated on April 19, 2007. Effective September 29, 2015, the Company changed its name to “Bravatek Solutions, Inc.” in order to better reflect the Company’s expanding operations and strategy. The Company’s business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, hardware and services, and telecom services. Products include software, hardware and services, and span a diverse variety of industries including, but not limited to, email security, user authentication, telecommunications and cyber breach protection.

On November 23, 2015, the Company affected a 1:10 reverse stock split on its shares of common stock. Share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

On May 31, 2016, the registrant filed Articles of Amendment to increase the number of shares of common stock the corporation is authorized to issue to 10,000,000,000.

On June 17, 2016, the Company affected a 1:2,500 reverse stock split on its’ shares common stock. The reverse stock split took effect on June 20, 2016. Share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

2. Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term events. Accordingly, actual results could differ significantly from estimates.

Fiscal Year

The Company’s fiscal year-end is March 31.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents.

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the year ended March 31, 2016 and the accounts receivable balance as of March 31, 2016.

Customer	Sales % Year Ended March 31, 2016	Amount Due as of March 31, 2016
Customer A, related party	32.2%	$-
Customer B	24.7%	$46,898
Customer C	23.3%	$-
Customer D, related party	15.2%	$-

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

Software Development Costs

Costs for software developed for internal use are accounted for through the capitalization of those costs incurred in connection with developing or obtaining internal-use software. Capitalized costs for internal-use software are included in intangible assets in the consolidated balance sheet. Capitalized software development costs are amortized over three years.

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. At March 31, 2016 and 2015, the Company had $60,362 in capitalized software development. Capitalized software is amortized over the software’s estimated economic life of 3 years. For the years ended March 31, 2016 and 2015, amortization expense for capitalized software development was $20,176 and $3,252, respectively.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP. All research and development costs have been expensed as incurred, totaling $492,986 for the year ended March 31, 2016 and $0 in the year ended March 31, 2015. The company had development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software, in the years ended March 31, 2016 and 2015, of $-0- and $60,362, respectively.

Advertising and Promotions

The Company expenses advertising costs as incurred. Advertising expenses for the year ended March 31, 2016 and 2015, were $118,678 and $18,900, respectively.

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception (April 19, 2007) through March 31, 2016, of $17,766,338, which raises substantial doubt about its ability to continue as a going concern.

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

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

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

•

Level 3 - Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2016 and 2015 for each fair value hierarchy level:

March 31, 2016	Derivative Liability	Total
Level I	$-	$-
Level II	$-	$-
Level III	$1,955,721	$1,955,721

March 31, 2015
Level I	$-	$-
Level II	$-	$-
Level III	$824,763	$824,763

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

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

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

Debt Issue Costs and Original Issue Discount

For certain convertible debt issued, the Company may incur costs and also provide the debt holder with an original issue discount. The debt issue costs and original issue discount would be recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Debt Discount

The Company determined that the conversion feature of issued convertible notes represent an embedded derivative since the notes are convertible into a variable number of shares upon conversion. Accordingly, the notes were not considered to be conventional debt under EITF 00-19 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. The fair value of these derivative instruments are recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes.

Extinguishments of Liabilities

The Company accounts for extinguishments of liabilities in accordance with ASC 860-10 (formerly SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” When the conditions are met for extinguishment accounting, the liabilities are derecognized and the gain or loss on the sale is recognized.

Revenue Recognition

Product revenue and miscellaneous income are recognized as earned.

The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred. The Company recognizes revenue in accordance with Accounting Standards Codification Section 605-10-S99, Revenue Recognition, Overall, SEC Materials (“Section 605-10-S99”). Section 605-10-S99 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Cost of products sold consists of the cost of the purchased goods and labor related to the corresponding sales transaction. The Company recognizes revenue from services at the time the services are completed.

Accounts Receivable/Allowance for Doubtful Accounts

The Company records its client receivables and unbilled services at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and unbilled services and establishes allowances based on historical experience and other currently available information. As of March 31, 2016 and 2015, management determined there was no need to establish an allowance for doubtful accounts because there had been little history of nonpayment or indicators of credit risk, such as bankruptcy.

Stock-Based Compensation – Employees

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

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the actual method to calculate expected term of share options and similar instruments as the company does have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses its actual historical volatility over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments. We expect and use zero rate.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Generally, all forms of share-based payments, including stock option grants, warrants and restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest.

The expense resulting from share-based payments is recorded in general and administrative expense in the statements of operations.

Stock-Based Compensation – Non-Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

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

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior.

•

Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses its actual historical volatility over the expected contractual life of the share options or similar instruments as its expected volatility.

•

Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments. We expect and use zero rate.

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

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a) affiliates of the Company; b) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Net Earnings (Loss) per Share

Basic and diluted net loss per share information is presented under the requirements of ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive. As of March 31, 2016, there were warrants and options to purchase 3,365 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 8,095,224 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

On August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. ASU 2014-15 is effective for us for our fiscal year ending December 31, 2016 and for interim periods thereafter. We are currently evaluating the impact of this standard on our consolidated financial statements.

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended March 31, 2016, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, that are of significance or potential significance to us.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

4. Related party activity

Asset Acquisition

On June 2, 2015, the Company completed an acquisition of some of the assets and assumed certain liabilities of Viking Telecom Services, LLC (“Viking Telecom”) from Dependable Critical Infrastructure, Inc. (“DCI”), f/k/a DTREDS Consolidated, Inc. To acquire the assets, the Company issued 2,265 shares of common stock, 224 shares of common stock to be issued (valued in the aggregate at $740,000), paid $200,000 cash and forgave $59,204 of a note receivable from DCI. The Company now provides telecom services under a new Viking Telecom brand. Services provided by Viking Telecom include cellular tower mapping and audits, ground audits, civil equipment installation, cellular site decommissioning, 3G/4G installations, project/construction management, battery installation and maintenance, shelter and compound preventative maintenance, site cleanup, and other related services. The Company’s Chief Executive Officer owned approximately 30% of DCI. The Company recorded a loss on the acquisition of $1,044,817 for the year ended March 31, 2016.

Revenues

Subsequent to the asset acquisition described above, the Company recorded sales to DCI of $125,682 for the year ended March 31, 2016. Additionally, the Company recorded sales of $59,404 to another related entity and sales of $1,750 to a limited liability company controlled by our chief executive officer. Total related party revenues for the year ended March 31, 2016 was $186,837.

Notes payable-related party

As of March 31, 2016 and 2015, the balance of loans due to related parties was $505,000 and $558,500, respectively.

From May 18, 2010 through June 27, 2013, the Company issued in the aggregate $558,500 of unsecured notes payable to a Nevada corporation, lender and preferred shareholder of the Company (“Global”). The notes bear interest at 10%, compounded annually and $553,000 and $5,500 matured on November 30, 2014, and June 27, 2015, respectively. On February 16, 2015, the Company secured extensions on all of the notes that matured on November 20, 2014 through April 1, 2015, with no change in original terms of the agreement. As of June 15, 2015, the note is now payable on demand as part of the Settlement Agreement and is considered current.

On June 15, 2015, Company entered into a Settlement Agreement and Partial Waiver and Release (the “Settlement Agreement”) with Global. Global owned 2,377,500 shares of the Company’s Series A Convertible Preferred Stock, and is the holder of outstanding promissory notes in the original principal amount of $558,500, with accrued interest thereon due to Global of approximately $267,960 (the “Global Notes”) immediately prior to the Settlement Agreement. Pursuant to the Settlement Agreement, Global agreed to (1) waive interest due of $267,960 under the Global Notes and $158,500 of principal, such that only $400,000 of principal and interest would be considered outstanding as of the settlement agreement date, and (2) immediately return all of the Preferred Stock to the Company for cancellation, in consideration for the Company issuing 856 shares of common stock to Global. Due to the related party nature of this transaction, the $238 balance in Convertible Preferred Stock and the debt forgiveness was recorded as additional paid in capital. Pursuant to the Settlement Agreement, the Global Notes are now payable on demand.

The Company issued multiple unsecured notes payable from June 27, 2015 to March 31, 2016, to the Company’s CEO, for amounts received by the Company, or paid by the CEO, on behalf of the Company, totaling $156,512. The notes carry interest at 10% per annum and are due on demand. The Company recorded related party interest expense of $11,806 for the year ended March 31, 2016. During the year ended March 31, 2016, the Company paid $51,512 of principal and $256 of accrued interest. As of March 31, 2016, the principal balance of the notes was $105,000 and the accrued and unpaid interest was $11,550.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

5. Notes payable

As of March 31, 2016 and 2015, the principal balance of loans due to third parties was $773,950 and $430,788, respectively.

The Company issued five notes from December 18, 2012 to May 30, 2013 totaling $199,960 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from December 18, 2014 through May 30, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no change in original terms of the agreements.

The notes payable were again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement. As of March 31, 2016 the note balance was $199,960 and the notes are currently in default.

The Company issued six notes from July 12, 2013 to June 16, 2014 totaling $230,828 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from July 12, 2014 through June 16, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no change in original terms of the agreements. The notes payable were again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreements. As of March 31, 2016 the note balance was $230,828 and the notes are currently in default.

On June 2, 2015, as part of the Asset Purchase Agreement with DCI, the Company assumed limited liabilities associated with Viking (loan payment for Chevrolet truck in the amount of $668 per month with a principal balance of $36,202, and a loan payment to Joshua Claybaugh of $5,000 per month for 11 months for a total of $55,000). As of March 31, 2016, the truck loan and the loan with Joshua Claybaugh had remaining principal balances of $0 and $20,000, respectively.

The Company entered into a Senior Secured Credit Facility Agreement (the “Credit Agreement”) dated June 30, 2015 with TCA Global Credit Master Fund, LP (“TCA”) that was executed on June 30, 2015 and made effective as of November 25, 2015, which was to allow the Company to borrow up to $3,000,000. The Credit Agreement bears interest at 18%, compounded annually, and matured on January 25, 2017. The loan is secured against all existing and after-acquired tangible and intangible assets of the Company. In connection with the Credit Agreement, the Company issued 1,412 shares of common stock upon execution initially valued by TCA at $75,000 as an advisory fee payment, and is obligated to issue additional shares until TCA has recouped $75,000 from the sale of the shares. On November 25, 2015, the Company received $310,600, net of loan costs and fees of $39,400. On February 25, 2016, the Company repaid $26,838 of the loan. As of March 31, 2016, the TCA loan had a principal balance of $323,162. The Company recorded the advisory fee and loan cost and fees of $114,400 as a discount to the TCA note and will amortize the costs over the maturity of the note. Accordingly, the Company expensed $34,048 included in amortization of debt discount in the Statement of Operations presented herein.

A summary of the notes payable balance as of March 31, 2016 is as follows:

2016
Principal Balance	$773,950
Unamortized discount	(80,352)
Ending Balance, net	$693,598

The following is a roll-forward of the Company’s notes payable and related discounts for the year ended March 31, 2016:

	Principal Balance	Debt Discounts	Total
Balance March 31, 2015	$430,788	$-	$430,788
New issuances	441,402	(114,400)	327,002
Payments	(98,240)	-	(98,240)
Amortization	-	34,048	34,048
Balance at March 31, 2016	$773,950	$(80,352)	$693,598

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

On September 6, 2016, TCA commenced an action against the Company and the Company’s chief executive officer, Dr. Cellucci, as “validity guarantor,” filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, for amounts owed to TCA by the Company under their revolving credit agreement with the Company. On April 21, 2017, the Company, Dr. Cellucci and TCA executed a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay $2,500 by April 30, 2017, $2,500 by May 31, 2017 and $405,357 on or before June 16, 2017. The Company has fully complied with its obligations under the settlement agreement, paying TCA all amounts owed thereunder within the times required, and the dispute has now been resolved.

6. Convertible notes payable

The Company accounted for the following Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective terms of the related notes.

On December 19, 2014, the Company issued a convertible note payable, with a face value of $156,000 and stated interest of 8% to a third-party investor. The note is convertible at any time following the funding of the note, convertible into a variable number of the Company’s common stock, and based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. For the year ended March 31, 2016, the investor had converted a total of $142,495 of the face value and $13,440 of accrued interest into 120,984 shares of common stock. As of March 31, 2016, and 2015, the outstanding principal amount of the note was $13,505 and $156,000, respectively.

On December 19, 2014, the Company issued a convertible back end note, with a face value of $156,000 and stated interest of 8% to a third-party investor. The note is convertible at any time following the funding of the note, convertible into a variable number of the Company’s common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. The note was funded on June 18, 2015, when the Company received proceeds of $143,333, net of $12,663 of OID and costs. As of March 31, 2016, the outstanding principal amount of the note was $156,000.

On December 19, 2014, the Company issued a convertible note payable, with a face value of $156,000 and stated interest of 8% to a third-party investor. The outstanding balance of this note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. For the year ended March 31, 2016, the investor had converted a total of $97,500 of the face value into 247,818 shares of common stock. As of March 31, 2016, and 2015, the outstanding principal amount of the note was $58,500 and $156,000, respectively.

On December 19, 2014, the Company issued a convertible back end note, with a face value of $156,000 and stated interest of 8% to a third-party investor. The note is convertible at any time following the funding of the note, convertible into a variable number of the Company’s common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. The note was funded on June 18, 2015, when the Company received proceeds of $143,333, net of $12,663 of OID and costs. As of March 31, 2016, the outstanding principal amount of the note was $156,000.

On January 11, 2015, the Company entered in to a securities purchase agreement providing for the purchase of two convertible promissory notes in the aggregate principal amount of $52,000 each. One of the notes was funded on January 13, 2015, with the Company receiving $47,500 of net proceeds after payment of legal and origination expenses. The note bears interest at the rate of 8% per annum, is due and payable on January 9, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to 67% of the lowest closing bid price on the OTCQB during the 15 prior trading days. The second note, which was funded on August 7, 2015, has the same interest and conversion terms as the first note, but may be offset by a secured promissory note issued to the Company for $50,000, due on September 9, 2015, and accruing interest at the rate of 8% per annum. During the year ended March 31, 2016, the investor had converted a total of $52,000 of the face value and $3,357 of accrued interest into 82,604 shares of common stock. As of March 31, 2016, and 2015, the outstanding principal amount of the note was $52,000.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

On January 19, 2015, the Company issued a convertible promissory note in the face amount of $100,000, which bears interest at the rate of 12% per annum, is due and payable on July 16, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to the lesser of (a) 55% of the lowest trading price during the 20 days preceding the execution of the note, or (b) 55% of the of the lowest traded price during the 20 trading days preceding conversion. The note was funded on January 28, 2015, with the Company receiving $93,000 of net proceeds after payment of legal and origination expenses. During the year ended March 31, 2016, the investor had converted a total of $41,177 of the face value and $0 of accrued interest into 202,075 shares of common stock. As of March 31, 2016, and 2015, the outstanding principal amount of the note was $58,823 and $100,000, respectively.

On January 21, 2015, the Company issued a convertible promissory note in the face amount of $400,000, of which the Company is to assume $40,000 in original interest discount (“OID”), which together with any unpaid accrued interest is due two years after any funding of the note. The note is to be funded at the note holder’s discretion, and the initial tranche was funded on January 21, 2015, when the Company received cash in the amount of $50,000, and received an additional $25,000 on April 28, 2015. The note is pre-payable for 90 days without interest, and incurs a one-time interest charge of 12% thereafter. The note balance funded (plus a pro rata portion of the OID together with any unpaid accrued interest) is convertible into shares of Company common stock at a conversion price equal to the lesser of $0.08 or 60% of the lowest traded price during the 25 prior trading days. During the year ended March 31, 2016, the investor had converted a total of $67,885 of the face value and $6,667 of accrued interest into 115,055 shares of common stock. As of March 31, 2016, and 2015, the outstanding principal amount of the note was $15,480 and $55,556, respectively.

On February 3, 2015, the Company issued a collateralized secured convertible promissory for a 10% convertible promissory note with an aggregate principal amount of $252,500, of which the company is to assume an OID of $22,500 and legal fees and other expenses totaling $5,000, which together with any unpaid accrued interest is due on November 3, 2015. The note is to be issued in tranches with an initial tranche of $87,500, of which the company received $75,000 on February 6, 2015, with the remaining $5,000 being used for legal and other expenses and the Company assuming $7,500 of the OID. This convertible note together with any unpaid accrued interest is convertible into shares of Company common stock at a conversion price equal to the 60% of the average of the lowest three closing bid prices during the 20 prior trading days. The remaining three tranches, which have not yet been funded, of $55,000 under the note will consist of $50,000 in principal and $5,000 of the OID, and may be offset by three $50,000 promissory notes issued in favor of the Company, accruing interest at 8% per annum and maturing on November 3, 2015. In conjunction with the convertible note issued by the Company and the three promissory notes issued to the Company for the three additional tranches of funding to the Company, the Company issued four warrants for a total number of shares equal to $123,750 ($41,250 for the first warrant corresponding to funding on February 6, 2015, and $27,500 for the other three warrants corresponding to the future tranches of funding to the Company) divided by the conversion market price in the convertible note. The warrants have an exercise price of $0.10, subject to adjustment, and expire on January 3, 2020. Each of the warrants is only exercisable after the corresponding tranche of funding to the Company has been paid.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

Therefore, the first warrant is currently exercisable, but the other three warrants are not. On or about September 17, 2015, the company added $27,832 in principal and $3,333 of fees as part of a true up add back. During the year ended March 31, 2016, the investor had converted a total of $71,853 of the face value and $5,383 of accrued interest into 2,808 shares of common stock, and had sold the note on November 12, 2015, to Carebourn Capital LP (“Carebourn”), and the Company issued Carebourn a replacement note of $47,808, as described below. As of March 31, 2016, and 2015, the outstanding principal amount of the note was $-0- and $84,167, respectively.

On February 10, 2015, the Company entered into an equity purchase agreement with a third-party investor dated February 6, 2015, whereby the third party agreed to purchase up to $1,800,000 of the Company’s common stock, to be registered in a Form S-1 registration statement. The agreement will have a one-year term unless sooner terminated because $1,800,000 of the Company’s common stock has already been sold to the investor. During the term, the Company will have the right to deliver up to two put notices per month requiring it to purchase up to a maximum of $75,000 of shares for a specific amount. The purchase price for the shares covered by the put notice shall be equal to 75% of the lowest closing bid price for the ten trading days immediately preceding clearing of the estimated put shares (defined below). The Company will deliver to the investor, simultaneously with delivery of a put notice, a number of shares equal to 120% of the investment amount divided by the closing price of the Company’s common stock on the day preceding the put notice date. The actual number of shares purchased by the investor for the investment amount shall then be calculated by dividing the investment amount by the put purchase price. Any excess estimated put shares shall then be returned to the Company. The number of Shares sold to the investor at any time shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by the investor, would result in the investor owning more than 9.99% of all of the Company’s common stock then outstanding. Finally, as part of the equity purchase agreement, the investor is prohibited from executing any short sales of the Company’s common stock during the term of the equity purchase agreement.

On April 10, 2015, the Company issued a convertible note, with a face value of $105,000, of which the company was to assume an OID of $5,000, and stated interest of 10% to a third-party investor. The outstanding balance of this note was convertible into a variable number of the Company’s common stock, based on a conversion ratio of 65% of the lowest closing bid prices for 15 days prior to conversion. On October 12, 2015, the investor sold the note to Carebourn, and the Company issued Carebourn a replacement note of $110,351, as described below.

On August 17, 2015, the Company issued a convertible promissory note in the face amount of $325,000, which bears interest at the rate of 10% per annum, is due and payable on August 17, 2016, and may be converted at any time after funding into shares of Company common stock at a conversion price equals the lesser of $.02 or 70% of the closing trading prices immediately preceding the conversion date. In conjunction with the convertible note issued by the Company, the Company issued 2,064 warrants valued at $412,698. The warrants have an exercise price of $270, subject to adjustment, and expire on August 17, 2020. As of March 31, 2016, the outstanding principal amount of the note was $325,000.

On October 12, 2015, the Company issued a replacement convertible promissory note in the face amount of $110,351, to Carebourn that replaces the convertible promissory note issued on April 10, 2015, with a face value of $105,000, and accrued interest of $5,351. The outstanding balance of this note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. During the year ended March 31, 2016, the investor had converted a total of $61,043 of the face value into 189,121 shares of common stock. As of March 31, 2016, the outstanding principal amount of the note was $34,308.

Also on October 12, 2015, Carebourn and the Company assigned $15,000 of the replacement issued to Carebourn, to More Capital. The outstanding balance of this note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. As of March 31, 2016, the investor had converted a total of $12,950 of the face value into 28,726 shares of common stock. As of March 31, 2016, the outstanding principal amount of the note was $2,050.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

On October 26, 2015, the Company issued a convertible note, with a face value of $110,000 and stated interest of 10% to a third-party investor, of which the company was to assume an OID of $10,000. The outstanding balance of this note was convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the lowest average of the three lowest closing bid prices for 20 days prior to conversion. As of March 31, 2016, the outstanding principal amount of the note was $110,000.

On October 27, 2015, the Company issued a convertible note, with a face value of $110,000 and stated interest of 8% to a third-party investor, of which the company was to assume an OID of $10,000. The outstanding balance of this note was convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the lowest average of the three lowest closing bid prices for 20 days prior to conversion. As of March 31, 2016, the outstanding principal amount of the note was $110,000.

On November 12, 2015, the Company issued a replacement convertible promissory note in the face amount of $47,808, to Carebourn that replaces the collateralized secured convertible promissory issued on February 3, 2015, that had a remaining face value of $43,479 and accrued interest of $4,326. The replacement note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. As of March 31, 2016, the outstanding principal amount of the note was $47,808.

On November 27, 2015, the Company issued a convertible note for legal services previously provided with a face value of $27,000 and stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 70% of the average of the three lowest closing bid prices for 10 days prior to conversion. As of March 31, 2016, the outstanding principal amount of the note was $27,000.

On January 5, 2016, the Company issued a convertible note for legal services previously provided with a face value of $20,000 and stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 70% of the average of the three lowest closing bid prices for 10 days prior to conversion. As of March 31, 2016, the outstanding principal amount of the note was $20,000.

On February 4, 2016, the Company issued a convertible note, with a face value of $82,500 and stated interest of 8% to a third-party investor, LG Capital, of which the company was to assume an OID of $7,500, and stated interest of 8% to a third-party investor. The outstanding balance of this note was convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. As of March 31, 2016, the outstanding principal amount of the note was $82,500.

On February 8, 2016, the Company issued a convertible note, with a face value of $80,000 and stated interest of 10% to a third-party investor, Carebourn Capital, of which the company was to assume an original issue discount of $5,000. The outstanding balance of this note was convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion and a maturity date of November 8, 2016. As of March 31, 2016, the outstanding principal amount of the note was $80,000.

On March 24, 2016, the Company issued a convertible note, with a face value of $19,000 and stated interest of 10% to a third-party investor, Carebourn Capital, of which the company received $16,000 in proceeds. The outstanding balance of this note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion and a maturity date of December 24, 2016. As of March 31, 2016, the outstanding principal amount of the note was $19,000.

On March 24, 2016, the Company issued a convertible note, with a face value of $18,000 and stated interest of 10% to a third-party investor, of which the company received $15,000 in proceeds. The outstanding balance of this note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion and a maturity date of December 24, 2016. As of March 31, 2016, the outstanding principal amount of the note was $18,000.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

A summary of the convertible notes payable balance as of March 31, 2016 and 2015 is as follows:

	2016	2015
Principal Balance	$1,385,974	603,723
Unamortized discount	(531,578)	(437,155)
Ending Balance, net	$854,396	166,568

The following is a roll-forward of the Company’s convertible notes and related dicounts for the year ended March 31, 2016:

	Principal Balance	Debt Discounts	Total
Balance March 31, 2015	$603,723	$(437,155)	$166,568
New issuances	1,329,123	(1,262,085)	67,038
Conversions	(546,872)	-	(546,872)
Amortization	-	1,167,662	1,167,662
Balance at March 31, 2016	$1,385,974	$(531,578)	$854,396

7. Derivative liabilities

The Company determined that the conversion feature of the convertible notes represented an embedded derivative since the Notes were convertible into a variable number of shares upon conversion. Accordingly, the notes were not considered to be conventional debt under EITF 00-19 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount was being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts were recorded in other income or expenses in the consolidated statements of operations at the end of each period, with the offset to the derivative liability on the balance sheet.

The Company valued the derivative liabilities at March 31, 2016, at $1,955,721. The Company used the Monte Carlo valuation model with a risk-free interest rates from .00% to 1.76%, volatility from 107.95% to 649.04%, trading prices from $.0004 to $.235 per share and conversion prices from $.0002 to $.407 per share.

A summary of the derivative liability balance as of March 31, 2016 and 2015 is as follows:

	2016	2015
Beginning Balance	$824,763	$-0-
Initial Derivative Liability	2,234,601	1,565,172
Notes Converted	(1,073,407)	(907,005)
Notes sold	(185,598)	-0-
Fair Value Change	155,362	166,596
Ending Balance	$1,955,721	$824,763

8. Stockholders’ Deficit

Common stock

On October 23, 2015, the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from five hundred million (500,000,000) shares to five billion (5,000,000,000) shares with no par value. On May 31, 2016, the registrant filed Articles of Amendment to increase the number of shares of common stock the corporation is authorized to issue to 10,000,000,000.

On June 17, 2016, the Financial Industry Regulatory Authority (“FINRA”) announced the registrant’s 1:2,500 reverse stock split of the registrant’s common stock. The reverse stock split took effect on June 20, 2016.As of March 31, 2016, there are 998,236 shares of common stock issued and outstanding and 1,221 shares of common stock to be issued.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

During the year ended March 31, 2016, the Company issued 989,180 shares of common stock for conversion of $546,872 of principal and $28,847of accrued interest, for a total of $575,719.

During the year ended year ended March 31, 2016, the Company issued 1,412 shares of common stock for fees, pursuant to a debt agreement. The shares were valued at $75,000 (see Note 5).

During the year ended year ended March 31, 2016, the Company issued 59 shares of common stock for the shares of common stock to be issued that were outstanding as of March 31, 2015. The shares were valued at $55,480.

During the year ended year ended March 31, 2016, the Company issued 14 shares of common stock in exchange for legal services valued at $9,000.

On June 15, 2015, the Company issued 856 shares of common stock to Global pursuant to a settlement agreement (see Note 4 and below).

During the year ended March 31, 2015, the Company effected the following stock transactions:

During the year ended March 31, 2015, the company cancelled 384 shares of common stock.

During the year ended March 31, 2015, the company issued 1,196 shares of common stock for debt conversions with a value of $507,316.

During the year ended March 31, 2015 the company issued 164 shares of common stock for compensation valued at $421,558. The per share price of the shares ranged from $750 to $4,750.

During the year ended March 31, 2015, the Company entered into private placement subscription agreements that offered a total of 59 units for a value of $147,000, or $2,500 per unit. Each unit consists of one (1) share of the Company’s common stock, and one-half (1/2) common stock purchase Warrant. One full warrant entitles the holder to purchase one (1) share of the Corporation’s common stock at a price of $3,750 per share at any time within a 12 month period from the date of closing.

During the year ended March 31, 2015, the Company issued 14 shares of common stock in exchange for legal services valued at $14,447.

Preferred Stock

10,000,000 shares of preferred stock, $0.0001 par value have been authorized.

Series A Convertible Preferred Stock.

5,000,000 shares of preferred stock are designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”). Each share of Series A Convertible Preferred Stock is convertible at the election of the holder into .004 shares of common stock, subject to a 4.9% beneficial ownership limitation, but has no voting rights until converted into common stock. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the outstanding shares of Series A Convertible Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, whether from capital, surplus funds or earnings, and before any payment is made in respect of the shares of Common Stock, an amount equal to $2.50 per share of Series A Convertible Preferred Stock, subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like with respect to the Series A Convertible Preferred Stock, plus any and all accrued but unpaid dividends. The holders of Series A Convertible Preferred Stock are entitled to dividends when declared by the board of directors. As of March 31, 2016, there are no shares of Series A Preferred Stock outstanding. Share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

On June 15, 2015. pursuant to the Settlement Agreement with Global (see Note 4), Global returned 2,377,500 shares of Series A Convertible Preferred Stock to the Company and the Company issued 856 shares of common stock to Global.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

On July 20, 2015, the Company entered into a Settlement Agreement (the “Micro-Tech Settlement Agreement”) with Micro-Tech Industries, Ltd., lender and preferred shareholder of the Company (“Micro-Tech”). Micro-Tech owns 839,500 shares of the Company’s shares of Series A Convertible Preferred Stock. Pursuant to the Micro-Tech Settlement Agreement, Micro-Tech agreed to immediately return the 839,500 shares of Series A Preferred Stock to the Company for cancellation and the Company agreed to issue 319 shares of common stock to Micro-Tech.

Also on July 20, 2015, the Company entered into a Settlement Agreement (the “Whonon Settlement Agreement”) with Whonon Trading S. A., lender and preferred shareholder of the Company (“Whonon”). Whonon owns 1,783,000 shares of the Company’s shares of Series A Convertible Preferred Stock. Pursuant to the Whonon Settlement Agreement, Whonon agreed to immediately return the 1,783,000 shares of Series A Preferred Stock to the Company for cancellation and the Company agreed to issue 678 shares of common stock to Whonon. As of March 31, 2016, Micro-Tech and Whonon have not yet tendered their preferred stock certificates for cancellation and the Company has not issued the shares of common stock. As of March 31, 2016, the Company has included 997 shares as common stock to be issued.

Series B Preferred Stock

350,000 shares of preferred stock are designated as Series B Preferred Stock. Each share of Series B Preferred Stock is convertible at the election of the holder into .004 shares of common stock, subject to a 4.9% beneficial ownership limitation. Series B Preferred Stock has no voting rights until converted into common stock. The holders of the Series B Preferred Stock do not have any rights to dividends or any liquidation preferences. As of March 31, 2016, there are 264,503 shares of Series B Preferred Stock outstanding.

On June 2, 2015, the Company entered into an Asset Purchase Agreement with Dependable Critical Infrastructure, Inc., f/k/a DTREDS Consolidated Inc., a Delaware corporation (“DCI”), and Viking Telecom Services, LLC, a Minnesota limited liability company (“Viking”). Pursuant to the Agreement, the parties agreed that the Company would purchase assets of DCI relating to Viking which DCI had acquired from Viking (general intangibles, including contract rights, office furniture totaling $7,392, IBM server, 2011 Chevrolet Silverado 2500 Diesel truck for $35,608, and accounts receivable after January 1, 2015 totaling $0), in consideration of the Company (1) assuming limited liabilities associated with Viking (loan payment for Chevrolet truck with a principal balance of $36,202, loan payment to Joshua Claybaugh of $5,000 per month for 11 months totaling $55,000), (2) issuing the owners of DCI a total of 2,489 shares of Company common stock valued at $740,000, and (3) paying DCI $200,000, which was paid on June 19, 2015, and an initial deposit of $59,204. Since the Company’s CEO owned approximately 30% of DCI, the Company recorded a loss on the acquisition of $1,044,817 for the year ended March 31, 2016. On July 9, 2015, the Company issued a total of 1,208 and reserved 224 shares of common stock and 264,503 shares of Series B Preferred Stock to the owners of DCI. The shares of Series B Preferred Stock are convertible into 1,048 shares of common stock (ignoring the 4.9% conversion limitation in the Series B designation of rights). The 224 shares reserved for issuance are included in common stock to be issued as of March 31, 2016.

 Series C Preferred Stock

1,000,000 shares of preferred stock are designated as Series C Preferred Stock. Each share of Series C Preferred stock is convertible at the election of the holder into 100 shares of common stock. On October 23, 2015, (the “Amendment Date”), the Company amended the terms and conditions of the Series C Preferred stock, whereby each share of Series C Preferred stock entitles the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company. The holders of the Series C Preferred stock do not have any rights to dividends or any liquidation preferences. During the year ended March 31, 2016, the Company’s CEO and another shareholder returned a total of 12,791 shares of common stock to the Company for cancellation in exchange for the issuance of 319,768 shares of Series C Preferred Stock. As of March 31, 2016, there are 319,768 shares of Series C preferred stock outstanding, of which 223,768 shares are owned by our Chairman and CEO, Dr. Thomas Cellucci. The Company determined that on the Amendment Date, the amended voting rights of the preferred stock resulted in a change of control of the Company. The Company determined that fair value of the 223,768 shares issued to the Company’s CEO was $208,951. The fair value was determined as set forth in the Statement of Financial Accounting Standard ASC 820-10-35-37, Fair Value in Financial Instruments.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

Stock Options

On July 23, 2015 (the “Grant Date”), the Company granted non-qualified stock options to two of its directors as compensation for their services. The directors are entitled to purchase a total of thirty (30) shares each of restricted common stock for a price equal to $250.00 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12-month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the “Vesting Period”). As of March 31, 2016, none of the options have been exercised. The total fair value of these options at the date of grant was estimated to be $15,750 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk-free interest rate of 2.28%, a dividend yield of 0% and expected volatility of 230.55%. For the year ending March 31, 2016, the Company has included $11,813 as stock based compensation expense based on 75% of 60 options vested.

On August 26, 2015 (the “Grant Date”), the Company granted non-qualified stock options to a member of its board of directors as compensation for his services. The director is entitled to purchase a total of thirty (30) shares of restricted common stock for a price equal to $250.00 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12-month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the “Vesting Period”). As of March 31, 2016, none of the options have been exercised. The total fair value of these options at the date of grant was estimated to be $5,775 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk-free interest rate of 2.18%, a dividend yield of 0% and expected volatility of 230.25%. For the year ending March 31, 2016, the Company has included $4,331 as stock based compensation expense based on 75% of 30 options vested.

	Number of Options	Weighted- Average Exercise Price per share	Weighted- Average Remaining Life (Years)
Balance March 31, 2014	12	$7,500	7.88
Outstanding at March 31, 2015	12	$7,500	6.88
Granted	90	$250	10.0
Outstanding at March 31, 2016	102	$1,103	8.94
Exercisable at March 31, 2016	80	$1,337,509	-

The following table summarizes stock option information as of March 31, 2016:

Exercise Prices	Outstanding	Weighted Average Contractual Life	Exercisable
$7,500	12	5.8 Years	12
$250	90	9.6 Years	78
Total	102	8.9 Years	90

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

Warrants

On March 27, 2015, the Company granted a non-qualified cashless stock warrant to its officer as compensation for his services. The officer is entitled to purchase a total of one thousand two hundred (1,200) shares of restricted common stock for a price equal to $750.00 per share (Exercise Price), exercisable over a five-year period thereafter. The total fair value of these options at the date of grant was estimated to be $813,827 and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk-free interest rate of 1.42%, a dividend yield of 0% and expected volatility of 207.12%. $813,827 was recorded as stock based compensation expense for the year ended March 31, 2015 based on the 1,200 warrants vesting. As of March 31, 2016, the warrants to purchase 1,200 shares of common stock are outstanding and exercisable.

During the year ended March 31, 2015, the Company entered into a private placement subscription agreement that offers a total of 59 units for a value of $147,000, or $250.00 per unit. Each unit consists of one (1) share of the Company’s common stock, and one-half (1/2) common stock purchase warrant. One full warrant entitles the holder to purchase one (1) share of the Corporation’s common stock at a price of $3,750.00 per share at any time within a 12-month period from the date of closing. Warrants to purchase 29 shares of common stock were issued during the year ended March 31, 2015, and expired during the year ended March 31, 2016.

On February 3, 2015, and in conjunction with the convertible note issued by the Company and the three promissory notes issued to the Company for the three additional tranches of funding to the Company, the Company issued four warrants for a total number of shares equal to $123,750 ($41,250 for the first warrant corresponding to funding on February 6, 2015, and $27,500 for the other three warrants corresponding to the future tranches of funding to the Company) divided by the conversion market price in the convertible note. The warrants have an exercise price of $2,500.00, subject to adjustment, and expire on January 3, 2020. Each of the warrants are only exercisable after the corresponding tranche of funding to the Company has been paid. During the year ended March 31, 2016, warrants to purchase 37 shares of common stock were cancelled as part of a debt settlement.

On August 17, 2015, the Company issued 2,063 warrants in conjunctions with a convertible note issued by the Company with an estimated value of $412,698. The warrants have an exercise price of $270.00, subject to adjustment, and expire on August 17, 2020. As of March 31, 2016, the warrants to purchase 2,063 shares of common stock are outstanding and exercisable.

The total fair value of these warrants at the date of grant was estimated to be $453,948 and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk-free interest rate of 1.28%to 1.58%, a dividend yield of 0% and expected volatility of 191.21% to 209.94%. $453,948 was recorded as derivative expense as of the date of issuance and as of March 31, 2016, a derivative liability of $1,029 is reflected on the balance sheet.

	Number of Warrants	Weighted- Average Exercise Price per share	Weighted- Average Remaining Life (Years)
Outstanding at March 31, 2014	-	$-	-
Granted	1,266	$870	5.00
Outstanding at March 31, 2015	1,266	$870	5.00
Granted	2,063	$270	5.00
Cancelled/expired	(66)	$(3,049)	-
Outstanding at March 31, 2016	3,263	$446	4.24
Exercisable at March 31, 2016	3,263	$446	4.24

9. Income Taxes

The Company has a deferred tax asset as shown in the following:

	2016	2015
Deferred tax asset:
Tax loss carryforward	$3,833,589	$3,163,345
Stock and warrant compensation	704,167	-
Depreciation and amortization	710,023	-
Derivative expense	518,139	-
Other	461,558	-
Valuation allowance	(6,227,476)	(3,163,345)
Net deferred tax asset	$-	$-

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

A valuation allowance has been recognized to offset the deferred tax assets because realization of such assets is uncertain.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	2016	2015
Tax benefit at statutory rates	$3,064,131	$260,759
Change in valuation allowance	$(3,064,131)	$(260,759)
Net provision for income taxes	$-	$-

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended March 31, 2016 and 2015 is as follows:

	2016	2015
Income tax expense (benefit) at federal statutory rate	(34.00)%	(35.00)%
State taxes, net of federal benefit	(4.63)	-
Change in valuation allowance	38.63%	35.00%

The Company has net operating loss carry-forwards of approximately $11,275,000 at March 31, 2016 that expire beginning in 2025. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to a recapitalization and subsequent stock issuances.

10. Commitments and Contingencies

Legal Matters

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

On or about April 13, 2015, the Company was served with a lawsuit filed by an individual residing in the State of California against the Company and numerous other defendants, with a cause of action against the Company for its alleged participation in sending “spam” emails to the individual. The Company did not participate in sending any emails to the individual, retained California litigation counsel, and filed a demurrer in California. On, or about, June 3, 2015, the Company entered into a settlement agreement, and the case against the Company was subsequently dismissed with prejudice. Pursuant to the settlement agreement the Company paid $7,500.

On January 27, 2016, one of the Company’s creditors, JSJ Investments Inc. (“JSJ”), sent a demand for payment of amounts allegedly owed by the Company to JSJ pursuant to a convertible note dated January 19, 2015, in the original principal amount of $100,000, and threatening potential legal action against the Company. Since that time, JSJ has continued to convert the note into shares of common stock, and the parties are currently negotiating a settlement of remaining amounts due under the note.

On September 6, 2016, TCA commenced an action against the Company and the Company’s chief executive officer, Dr. Cellucci, as “validity guarantor,” filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, for amounts owed to TCA by the Company under their revolving credit agreement with the Company. On April 21, 2017, the Company, Dr. Cellucci and TCA executed a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay $2,500 by April 30, 2017, $2,500 by May 31, 2017 and $405,357 on or before June 16, 2017. The Company has fully complied with its obligations under the settlement agreement, paying TCA all amounts owed thereunder within the times required, and the dispute has now been resolved.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

11. Subsequent Events

On June 17, 2016, the Financial Industry Regulatory Authority (“FINRA”) announced the Company’s 1:2,500 reverse stock split of the Company’s common stock. The reverse stock split took effect on June 20, 2016. All share amounts for all periods presented have been retroactively adjusted to reflect the reverse stock split.

From April 1, 2016 through July 17, 2017, the Company has issued 6,757,316,586 shares of common stock in satisfaction of $774,925 and $127,154 of principal and accrued interest, respectively, pursuant to conversion notices received by the Company from convertible debt holders.

On August 1, 2016, the Company entered into a consulting agreement with YKTG, LLC (“YKTG”), pursuant to which YKTG would, in consideration of the issuance of 10,000,000 shares of Company common stock, assist in the selection and management of subcontractors for new and forthcoming POs from major telecom carries (Verizon, Sprint, AT&T, etc.), offer PMO skills, systems, tools, and advice to the Company and the Company’s strategic alliance partners, provide sales personnel and management to assist the Company with obtaining additional telecom purchase orders, provide sales leads for government telecom applications, assist the Company to drive sales for its existing “IDIQ” contracts, and assist the Company in updating its five-year strategic business plan. On August 3, 2016, the Company issued 10,000,000 shares to YKTG.

On August 8, 2016, the Company entered into a new Master Subcontract Agreement and $8,400,000 purchase order with YKTG clarifying the terms of the Company’s previous agreement and purchase orders with YKTG for decommissioning tower services for a major telecom carrier, the identity of which the Company was unable to disclose pursuant to the prior agreements.

On August 11, 2016, the Company received a $438,000 purchase order from JWH Telecommunications Inc. relating to radio-swap tower services in Ohio.

On August 11, 2016, the Company received a $2,109,942 purchase order from JWH Telecommunications Inc. relating to LTE tower services.

On April 11, 2016, the Company issued a convertible note, with a face value of $18,889 and stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The Company received proceeds of $13,000 on April 28, 2016, of $13,000, after disbursements for the lender’s transaction costs, fees, and expenses.

On June 3, 2016, the Company issued a convertible note, with a face value of $42,350 and stated interest of 12% to a third-party investor. The note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The Company received proceeds on June 3, 2016, of $35,000, after disbursements for the lender’s transaction costs, fees, and expenses. The note also requires 177 daily payments of $239 per day via ACH.

On September 6, 2016, TCA commenced an action against the Company and the Company’s chief executive officer, Dr. Cellucci, as “validity guarantor,” filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, for amounts owed to TCA by the Company under their revolving credit agreement with the Company. On April 21, 2017, the Company, Dr. Cellucci and TCA executed a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay $2,500 by April 30, 2017, $2,500 by May 31, 2017 and $405,357 on or before June 16, 2017. The Company has fully complied with its obligations under the settlement agreement, paying TCA all amounts owed thereunder within the times required, and the dispute has now been resolved.

On May 1, 2017, the Company issued to a third-party investor, three convertible notes, two of which were for $50,000 each and one for $17,500, and three back end convertible notes, two of which were for $50,000 each and one for $25,000. All of the notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, convertible into a variable number of the Company’s common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six month anniversary of the note the conversion price shall have ceiling of $0.0005. The three convertible notes were funded on May 1, 2017, when the Company received proceeds of $111,625, excluding transaction costs, fees and expenses.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

On May 1, 2017, the Company issued to a third-party investor, three convertible notes, two of which were for $50,000 each and one for $17,500, and three back end convertible notes, two of which were for $50,000 each and one for $25,000. All of the notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, convertible into a variable number of the Company’s common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. . Beginning on the six month anniversary of the note the conversion price shall have ceiling of $0.0005.The three convertible notes were funded on April 28, 2017 and May 3, 2017, when the Company received proceeds of $85,000 and $26,625, respectively, after disbursements for the lender’s transaction costs, fees and expenses.

On May 2, 2017, the Company issued a convertible note for legal services previously provided with a face value of $23,000 and stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 70% of the average of the three lowest closing bid prices for 10 days prior to conversion.

On May 3, 2017, the Company issued a convertible promissory note, with a face value of $124,775 and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety days following the funding of the note, convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on May 4, 2017, when the Company received proceeds of $100,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires 240 daily payments of $520 per day via ACH.

On June 6, 2017, the Company entered into a Strategic Alliance Agreement with HelpComm, Inc. (“HelpComm”), a telecom construction services corporation located in Manassas, Virginia, pursuant to which (i) the Company will provide at least $200,000 in business expansion funding to HelpComm within ten (10) business days of execution of the agreement, and 40% of profits from services performed by HelpComm pursuant to receipt of the expansion funding from the Company will be allotted to the Company, (ii) the Company will provide HelpComm up to an additional $100,000 of expansion funding per fiscal quarter, (ii) HelpComm will provide job-related purchase orders to the Company for administration, accounting and fund distribution, (iii) the Company will provide project management and sales services to HelpComm, and (iv) the parties will support each other’s marketing and promotional efforts. The Company remitted the $200,000 to HelpComm on June 26, 2017.

On June 8, 2017, the Company issued to a third-party investor a convertible promissory note for $140,750 and a back end convertible note for 140,750. The notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, convertible into a variable number of the Company’s common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six month anniversary of the note the conversion price shall have ceiling of $0.0005.The note was funded on June 15, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses.

On June 8, 2017, the Company issued to a third-party investor a convertible promissory note for $140,750 and a back end convertible note for 140,750. The notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, convertible into a variable number of the Company’s common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six month anniversary of the note the conversion price shall have ceiling of $0.0005.The note was funded on June 15, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses.

On June 9, 2017, the Company issued a convertible promissory note, with a face value of $165,025 and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety days following the funding of the note, convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on May 12, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires 240 daily payments of $680 per day via ACH.

On June 23, 2017, the Company issued a convertible promissory note, with a face value of $262,775 and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety days following the funding of the note, convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on June 23, 2017, when the Company received proceeds of $220,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires 180 daily payments of $1,460 per day via ACH.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016 based upon the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that the Company’s internal controls over financial reporting were not effective as of March 31, 2016. A material weakness due to a failure by the Company to properly record and value conversions of convertible debt and related stock transactions relating to convertible notes issued by the Company was observed. To remediate the weaknesses in our internal controls over financial reporting, we intend to: i) reconcile stock issuance transactions against the agreements underlying such stock issuance transactions to ensure that equity issuances are properly accounted for; and ii) implement a review board to review the stock issuance transactions to ensure that they are properly valued and accounted for.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Except as disclosed herein, there was no significant change in the Company’s internal control over financial reporting during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On July 22, 2016, the Company issued 155,812 shares of common stock to JSJ Investments Inc. (“JSJ”) in partial satisfaction of its obligations under, and the holder’s election to convert a $771 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On August 15, 2016, the Company issued 779,763 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $1,501 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On August 18, 2016, the Company issued 831,834 shares of common stock to LG Capital Funding, LLC (“LG”) in partial satisfaction of its obligations under, and the holder’s election to convert a $1,235 portion of, the Company’s convertible note and $103 of accrued interest issued to LG on January 9, 2015.

On August 22, 2016, the Company issued 832,992 shares of common stock to Adar Bays, LLC (“Adar Bays”) in partial satisfaction of its obligations under, and the holder’s election to convert a $1,604 portion of, the Company’s convertible promissory note issued to Adar Bays on December 19, 2014.

On August 24, 2016, the Company issued 817,972 shares of common stock to Carebourn Capital LP (“Carebourn”) in partial satisfaction of its obligations under, and the holder’s election to convert a $1,718 portion of, the Company’s convertible promissory note issued to Carebourn on October 12, 2015.

On August 31, 2016, the Company issued 954,823 shares of common stock to LG in partial satisfaction of its obligations under, and the holder’s election to convert a $1,100 portion of, the Company’s convertible note and $115 of accrued interest issued to LG on January 9, 2015.

On August 31, 2016, the Company issued 779,763 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $643 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On September 1, 2016, the Company issued 1,892,291 shares of common stock to Union Capital, LLC (“Union”) in partial satisfaction of its obligations under, and the holder’s election to convert a $1,300 portion of, the Company’s convertible note and $261 of accrued interest issued to Union on December 19, 2014.

On September 1, 2016, the Company issued 956,885 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $789 portion of, the Company’s convertible promissory note issued to Adar Bays on December 19, 2014.

On September 2, 2016, the Company issued 1,907,370 shares of common stock to Union in partial satisfaction of its obligations under, and the holder’s election to convert a $1,310 portion of, the Company’s convertible note and $264 of accrued interest issued to Union on December 19, 2014.

On September 2, 2016, the Company issued 817,972 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $1,194 portion of, the Company’s convertible promissory note issued to Carebourn on October 12, 2015.

On September 6, 2016, the Company issued 2,501,018 shares of common stock to Union in partial satisfaction of its obligations under, and the holder’s election to convert a $1,800 portion of, the Company’s convertible note and $263 of accrued interest issued to Union on December 19, 2014.

 On September 6, 2016, the Company issued 939,629 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $1,372 portion of, the Company’s convertible promissory note issued to Carebourn on October 12, 2015.

On September 6, 2016, the Company issued 958,232 shares of common stock to LG in partial satisfaction of its obligations under, and the holder’s election to convert a $1,100 portion of, the Company’s convertible note and $120 of accrued interest issued to LG on January 9, 2015.

On September 7, 2016, the Company issued 1,398,655 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $1,154 portion of, the Company’s convertible promissory note issued to Adar Bays on December 19, 2014.

On September 8, 2016, the Company issued 2,979,117 shares of common stock to Union in partial satisfaction of its obligations under, and the holder’s election to convert a $2,000 portion of, the Company’s convertible note and $294 of accrued interest issued to Union on December 19, 2014.

On September 9, 2016, the Company issued 939,629 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $958 portion of, the Company’s convertible promissory note issued to Carebourn on October 12, 2015.

On September 13, 2016, the Company issued 1,581,854 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $783 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On September 13, 2016, the Company issued 1,610,909 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $797 portion of, the Company’s convertible promissory note issued to Adar Bays on December 19, 2014

On September 15, 2016, the Company issued 1,727,831 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $795 portion of, the Company’s convertible promissory note issued to Carebourn on October 12, 2015.

On September 16, 2016, the Company issued 1,727,800 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $691 portion of, the Company’s convertible promissory note issued to Carebourn on October 12, 2015.

On September 20, 2016, the Company issued 2,929,564 shares of common stock to Union in partial satisfaction of its obligations under, and the holder’s election to convert a $700 portion of, the Company’s convertible note and $106 of accrued interest issued to Union on December 19, 2014.

On September 21, 2016, the Company issued 4,186,291 shares of common stock to Union in partial satisfaction of its obligations under, and the holder’s election to convert a $1,000 portion of, the Company’s convertible note and $151 of accrued interest issued to Union on December 19, 2014.

On September 21, 2016, the Company issued 1,727,820 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $587 portion of, the Company’s convertible promissory note issued to Carebourn on October 12, 2015.

On September 21, 2016, the Company issued 2,014,982 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $554 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On September 22, 2016, the Company issued 4,360,865 shares of common stock to LG in partial satisfaction of its obligations under, and the holder’s election to convert a $1,305 portion of, the Company’s convertible note and $156 of accrued interest issued to LG on January 9, 2015.

On September 27, 2016, the Company issued 4,398,805 shares of common stock to LG in partial satisfaction of its obligations under, and the holder’s election to convert a $1,050 portion of, the Company’s convertible note and $129 of accrued interest issued to LG on January 9, 2015.

On September 27, 2016, the Company issued 5,241,864 shares of common stock to Union in partial satisfaction of its obligations under, and the holder’s election to convert a $1,000 portion of, the Company’s convertible note and $8153 of accrued interest issued to Union on December 19, 2014.

On September 28, 2016, the Company issued 2,532,984 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder’s election to convert a $759 portion of, the Company’s convertible promissory notes accrued interest issued to YP Holdings on August 17, 2015.

On September 28, 2016, the Company issued 2,845,401 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $313 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On September 29, 2016, the Company issued 5,244,818 shares of common stock to Union in partial satisfaction of its obligations under, and the holder’s election to convert a $500 portion of, the Company’s convertible note and $77 of accrued interest issued to Union on December 19, 2014.

On October 6, 2016, the Company issued 7,748,955 shares of common stock to LG in partial satisfaction of its obligations under, and the holder’s election to convert a $1,380 portion of, the Company’s convertible note and $178 of accrued interest issued to LG on January 9, 2015.

On October 6, 2016, the Company issued 3,838,330 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $691 portion of, the Company’s convertible promissory note issued to Carebourn on October 12, 2015.

On October 6, 2016, the Company issued 3,916,000 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder’s election to convert a $704 portion of, the Company’s convertible promissory notes accrued interest issued to YP Holdings on August 17, 2015.

On October 10, 2016, the Company issued 3,838,330 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $422 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On October 13, 2016, the Company issued 3,838,300 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $614 portion of, the Company’s convertible promissory note issued to Carebourn on October 12, 2015.

On October 17, 2016, the Company issued 4,786,069 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $526 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On October 19, 2016, the Company issued 5,208,664 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $573 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On October 24, 2016, the Company issued 5,463,888 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $601 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On October 24, 2016, the Company issued 3,838,330 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $461 portion of, the Company’s convertible promissory note issued to Carebourn on October 12, 2015.

On October 27, 2016, the Company issued 5,919,697 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $651 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On October 28, 2016, the Company issued 12,056,852 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder’s election to convert a $723 portion of, the Company’s convertible promissory notes accrued interest issued to YP Holdings on August 17, 2015.

On November 1, 2016, the Company issued 6,209,761 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $673 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On November 2, 2016, the Company issued 3,838,330 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $307 portion of, the Company’s convertible promissory note issued to Carebourn on October 12, 2015.

On November 2, 2016, the Company issued 13,128,412 shares of common stock to LG in partial satisfaction of its obligations under, and the holder’s election to convert a $1,600 portion of, the Company’s convertible note and $159 of accrued interest issued to LG on January 9, 2015.

On November 4, 2016, the Company issued 7,292,905 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $170 portion of, the Company’s convertible promissory note and $413 of accrued interest, issued to Carebourn on October 12, 2015.

On November 4, 2016, the Company issued 7,292,904 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $790 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On November 7, 2016, the Company issued 14,868,595 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder’s election to convert a $1,784 portion of, the Company’s convertible promissory notes accrued interest issued to YP Holdings on August 17, 2015.

On November 8, 2016, the Company issued 7,292,900 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert $583 of accrued interest on the Company’s convertible promissory note issued to Carebourn on October 12, 2015.

On November 8, 2016, the Company issued 8,650,902 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $904 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On November 9, 2016, the Company issued 16,000,000 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder’s election to convert a $960 portion of, the Company’s convertible promissory notes accrued interest issued to YP Holdings on August 17, 2015.

On November 10, 2016, the Company issued 17,657,636 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder’s election to convert a $1,059 portion of, the Company’s convertible promissory notes accrued interest issued to YP Holdings on August 17, 2015.

On November 11, 2016, the Company issued 10,160,709 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $559 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On November 11, 2016, the Company issued 13,152,014 shares of common stock to LG in partial satisfaction of its obligations under, and the holder’s election to convert a $1,600 portion of, the Company’s convertible note and $162 of accrued interest issued to LG on January 9, 2015.

On November 11, 2016, the Company issued 20,174,545 shares of common stock to Union in partial satisfaction of its obligations under, and the holder’s election to convert a $1,900 portion of, the Company’s convertible note and $319 of accrued interest issued to Union on December 19, 2014.

On November 15, 2016, the Company issued 20,736,121 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder’s election to convert a $1,244 portion of, the Company’s convertible promissory notes accrued interest issued to YP Holdings on August 17, 2015.

On November 17, 2016, the Company issued 22,751,321 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder’s election to convert a $1,365 portion of, the Company’s convertible promissory notes accrued interest issued to YP Holdings on August 17, 2015.

On November 17, 2016, the Company issued 13,075,585 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $719 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On November 18, 2016, the Company issued 7,292,903 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert $438 of accrued interest on the Company’s convertible promissory note issued to Carebourn on October 12, 2015.

On November 21, 2016, the Company issued 14,938,865 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $7822 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On November 23, 2016, the Company issued 15,240,000 shares of common stock to Rock Capital, LLC (“Rock Capital”) in partial satisfaction of its obligations under, and the holder’s election to convert $465 in accrued interest.

On November 29, 2016, the Company issued 16,686,940 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $918 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On November 30, 2016, the Company issued 30,000,000 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder’s election to convert a $1,800 portion of, the Company’s convertible promissory notes accrued interest issued to YP Holdings on August 17, 2015.

On December 1, 2016, the Company issued 19,366,174 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $1,065 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On December 1, 2016, the Company issued 19,700,000 shares of common stock to Rock Capital in partial satisfaction of its obligations under, and the holder’s election to convert a $1,182 portion of, the Company’s convertible promissory note, which included $728 in principal and $454 in accrued interest, issued to Rock Capital on October 26, 2015.

On December 5, 2016, the Company issued 19,700,000 shares of common stock to Rock Capital in partial satisfaction of its obligations under, and the holder’s election to convert a $1,182 portion of, the Company’s convertible promissory note, which included $1,005 in principal and $177 in accrued interest, issued to Rock Capital on October 26, 2015.

On December 5, 2016, the Company issued 20,315,117 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $1,117 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On December 5, 2016, the Company issued 35,184,477 shares of common stock to LG in partial satisfaction of its obligations under, and the holder’s election to convert a $2,130 portion of, the Company’s convertible note and $237 of accrued interest issued to LG on January 9, 2015.

On December 6, 2016, the Company issued 20,600,000 shares of common stock to Rock Capital in partial satisfaction of its obligations under, and the holder’s election to convert a $1,236 portion of, the Company’s convertible promissory note, which included $1,080 in principal and $156 in accrued interest, issued to Rock Capital on October 26, 2015.

On December 7, 2016, the Company issued 47,062,000 shares of common stock to Union in partial satisfaction of its obligations under, and the holder’s election to convert a $2,200 portion of, the Company’s convertible note and $388 of accrued interest issued to Union on December 19, 2014.

On December 8, 2016, the Company issued 24,711,158 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $1,359 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On December 8, 2016, the Company issued 47,075,091 shares of common stock to Union in partial satisfaction of its obligations under, and the holder’s election to convert a $2,200 portion of, the Company’s convertible note and $389 of accrued interest issued to Union on December 19, 2014.

On December 8, 2016, the Company issued 45,000,000 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder’s election to convert a $2,700 portion of, the Company’s convertible promissory notes accrued interest issued to YP Holdings on August 17, 2015.

On December 12, 2016, the Company issued 35,220,746 shares of common stock to LG in partial satisfaction of its obligations under, and the holder’s election to convert a $2,010 portion of, the Company’s convertible note and $350 of accrued interest issued to LG on January 9, 2015.

On December 12, 2016, the Company issued 28,741,326 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert $1,724 of accrued interest on the Company’s convertible promissory note issued to Carebourn on October 12, 2015.

On December 13, 2016, the Company issued 11,400,333 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert $684 of accrued interest on the Company’s convertible promissory note issued to Carebourn on October 12, 2015.

On December 13, 2016, the Company issued 47,140,909 shares of common stock to Union in partial satisfaction of its obligations under, and the holder’s election to convert a $2,200 portion of, the Company’s convertible note and $393 of accrued interest issued to Union on December 19, 2014.

On December 13, 2016, the Company issued 65,000,000 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder’s election to convert a $3,900 portion of, the Company’s convertible promissory notes accrued interest issued to YP Holdings on August 17, 2015.

On December 13, 2016, the Company issued 33,879,091 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $1,864 portion of, the Company’s convertible promissory note issued to Adar Bays on December 19, 2014.

On December 13, 2016, the Company issued 33,900,000 shares of common stock to Rock Capital in partial satisfaction of its obligations under, and the holder’s election to convert a $2,034 portion of, the Company’s convertible promissory note, which included $1,840 in principal and $194 in accrued interest, issued to Rock Capital on October 26, 2015.

On December 14, 2016, the Company issued 39,000,000 shares of common stock to Rock Capital in partial satisfaction of its obligations under, and the holder’s election to convert a $2,340 portion of, the Company’s convertible promissory note, which included $2,184 in principal and $156 in accrued interest, issued to Rock Capital on October 26, 2015.

On December 14, 2016, the Company issued 34,993,939 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $1,886 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On December 14, 2016, the Company issued 64,300,909 shares of common stock to Union in partial satisfaction of its obligations under, and the holder’s election to convert a $3,000 portion of, the Company’s convertible note and $537 of accrued interest issued to Union on December 19, 2014.

On December 14, 2016, the Company issued 67,187,462 shares of common stock to LG in partial satisfaction of its obligations under, and the holder’s election to convert a $3,830 portion of, the Company’s convertible note and $672 of accrued interest issued to LG on January 9, 2015.

On December 16, 2016, the Company issued 28,741,200 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $1,724 portion of, the Company’s convertible promissory note issued to Carebourn on February 3, 2015.

On December 20, 2016, the Company issued 52,000,000 shares of common stock to Rock Capital in partial satisfaction of its obligations under, and the holder’s election to convert a $3,120 portion of, the Company’s convertible promissory note, which included $2,944 in principal and $176 in accrued interest, issued to Rock Capital on October 26, 2015.

On January 3, 2017, the Company issued 125,008,364 shares of common stock to Union in partial satisfaction of its obligations under, and the holder’s election to convert a $5,800 portion of, the Company’s convertible note and $1,075 of accrued interest issued to Union on December 19, 2014.

On January 3, 2017, the Company issued 63,090,909 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $3,470 portion of, the Company’s convertible promissory note issued to Adar Bays on December 19, 2014.

On January 3, 2017, the Company issued 63,000,000 shares of common stock to Rock Capital in partial satisfaction of its obligations under, and the holder’s election to convert a $3,780 portion of, the Company’s convertible promissory note, which included $3,570 in principal and $210 in accrued interest, issued to Rock Capital on October 26, 2015.

On January 4, 2017, the Company issued 85,000,000 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder’s election to convert a $5,100 portion of, the Company’s convertible promissory notes accrued interest issued to YP Holdings on August 17, 2015.

On January 5, 2017, the Company issued 62,006,951 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $3,720 portion of, the Company’s convertible promissory note issued to Carebourn on February 3, 2015.

On January 5, 2017, the Company issued 125,267,113 shares of common stock to LG in partial satisfaction of its obligations under, and the holder’s election to convert a $7,054 portion of, the Company’s convertible note and $1,339 of accrued interest issued to LG on January 9, 2015.

On January 10, 2017, the Company issued 71,881,882 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $3,874 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On February 8, 2017, the Company issued 93,000,000 shares of common stock to Rock Capital in partial satisfaction of its obligations under, and the holder’s election to convert a $5,580 portion of, the Company’s convertible promissory note, which included $5,310 in principal and $270 in accrued interest, issued to Rock Capital on October 26, 2015.

On February 10, 2017, the Company issued 100,000,000 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder’s election to convert a $6,000 portion of, the Company’s convertible promissory notes accrued interest issued to YP Holdings on August 17, 2015.

On April 11, 2017, the Company issued 100,631,466 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $5,535 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On April 13, 2017, the Company issued 100,631,466 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $5,535 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On April 17, 2017, the Company issued 100,631,467 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $6,038 portion of, the Company’s convertible promissory note issued to Carebourn on October 26, 2015.

On April 17, 2017, the Company issued 190,000,000 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder’s election to convert a $10,200 portion of, the Company’s convertible promissory notes accrued interest issued to YP Holdings on August 17, 2015.

On April 17, 2017, the Company issued 110,493,350 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $6,077 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On April 19, 2017, the Company issued 146,576,207 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $2,562 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On April 20, 2017, the Company issued 36,926,585 shares of common stock to Union in partial satisfaction of its obligations under, and the holder’s election to convert a $1,485 portion of, the Company’s convertible note and $546 of accrued interest issued to Union on December 19, 2014.

On April 20, 2017, the Company issued 107,272,727 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $5,900 portion of, the Company’s convertible promissory note issued to Adar Bays on December 19, 2014.

On April 25, 2017, the Company issued 141,690,909 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $7,793 portion of, the Company’s convertible promissory note issued to Adar Bays on December 19, 2014.

On April 25, 2017, the Company issued 223,052,115 shares of common stock to Union in partial satisfaction of its obligations under, and the holder’s election to convert a $9,240 portion of, the Company’s convertible note and $3,028 of accrued interest issued to Union on December 19, 2014.

On April 25, 2017, the Company issued 220,000,000 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder’s election to convert a $13,200 portion of, the Company’s convertible promissory notes accrued interest issued to YP Holdings on August 17, 2015.

On April 27, 2017, the Company issued 138,343,636 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $7,609 portion of, the Company’s convertible promissory note issued to Adar Bays on December 19, 2014.

On April 27, 2017, the Company issued 147,000,000 shares of common stock to JMJ Financial (“JMJ”) in partial satisfaction of its obligations under, and the holder’s election to convert a $8,820 portion of, the Company’s convertible promissory note issued to JMJ on January 15, 2015.

On May 1, 2017, the Company issued 192,490,909 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $10,587 portion of, the Company’s convertible promissory note issued to Adar Bays on December 19, 2014.

On May 1, 2017, the Company issued 219,828,493 shares of common stock to Union in partial satisfaction of its obligations under, and the holder’s election to convert a $9,075 portion of, the Company’s convertible note and $3,016 of accrued interest issued to Union on December 19, 2014.

On May 3, 2017, the Company issued 139,827,713 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $8,390 portion of, the Company’s convertible promissory note issued to Carebourn on October 26, 2015.

On May 4, 2017, the Company issued 150,000,000 shares of common stock to YP in partial satisfaction of its obligations under, and the holder’s election to convert a $36,000 portion of, the Company’s convertible promissory note, which included $31,794 in principal and $4,206 in accrued interest, issued to YP on August 17, 2015.

On May 4, 2017, the Company issued 210,000,000 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $11,550 portion of, the Company’s convertible promissory note issued to Adar Bays on December 19, 2014.

On May 5, 2017, the Company issued 166,530,500 shares of common stock to JMJ in partial satisfaction of its obligations under, and the holder’s election to convert a $9,992 portion of, the Company’s convertible promissory note, which included $3,880 in principal and $6,112 in accrued interest issued to JMJ on January 15, 2015.

On May 8, 2017, the Company issued 169,185,922 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $10,151 portion of, the Company’s convertible promissory note issued to Carebourn on October 26, 2015.

On May 10, 2017, the Company issued 200,000,000 shares of common stock to YP in partial satisfaction of its obligations under, and the holder’s election to convert a $48,000 portion of, the Company’s convertible promissory note, which included $47,372 in principal and $628 in accrued interest, issued to YP on August 17, 2015.

On May 15, 2017, the Company issued 67,000,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $24,120 portion of, the Company’s convertible promissory note issued to Carebourn on October 26, 2015.

On May 15, 2017, the Company issued 40,000,000 shares of common stock to Carebourn Partners LLC, in partial satisfaction of its obligations under, and the holder’s election to convert a $2,400 portion of, the Company’s convertible promissory note issued to Carebourn Partners, LLC on October 12, 2015.

On May 15, 2017, the Company issued 21,111,111 shares of common stock to Carebourn Partners, LLC, in partial satisfaction of its obligations under, and the holder’s election to convert a $7,600 portion of, the Company’s convertible promissory note issued to Carebourn Partners, LLC on October 12, 2015.

On May 22, 2017, the Company issued 200,000,000 shares of common stock to YP in partial satisfaction of its obligations under, and the holder’s election to convert a $96,000 portion of, the Company’s convertible promissory note, which included $95,081 in principal and $919 in accrued interest, issued to YP on August 17, 2015.

On June 1, 2017, the Company issued 34,132,000 shares of common stock to More in partial satisfaction of its obligations under, and the holder’s election to convert a $2,050 portion of, the Company’s convertible promissory note issued to More on October 12, 2015.

On June 2, 2017, the Company issued 147,491,633 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $44,248 portion of, the Company’s convertible promissory note, which included $30,298 in principal and $13,950 in accrued interest, issued to Carebourn on October 26, 2015.

On June 5, 2017, the Company issued 230,000,000 shares of common stock to YP in partial satisfaction of its obligations under, and the holder’s election to convert a $110,400 portion of, the Company’s convertible promissory note, which included $109,848 in principal and $552 in accrued interest, issued to YP on August 17, 2015.

On June 14, 2017, the Company issued 175,025,038 shares of common stock to More in partial satisfaction of its obligations under, and the holder’s election to convert a $10,502 portion of, the Company’s convertible promissory note issued to More on March 24, 2016.

On June 14, 2017, the Company issued 133,400,350 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $53,360 portion of, the Company’s convertible promissory note, which included $42,363 in principal and $10,997 in accrued interest, issued to Carebourn on February 3, 2015.

On June 15, 2017, the Company issued 200,000,000 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $11,000 portion of, the Company’s convertible promissory note, which included $1,518 in principal and $9,482 in accrued interest issued to Adar Bays on December 19, 2014.

On June 15, 2017, the Company issued 200,000,000 shares of common stock to Union in partial satisfaction of its obligations under, and the holder’s election to convert a $11,000 portion of, the Company’s convertible promissory note, which included $8,220 in principal and $2,780 in accrued interest issued to Union on December 19, 2014.

On June 20, 2017, the Company issued 58,500,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $26,910 portion of, the Company’s convertible promissory note issued to Carebourn on August 17, 2015.

On June 23, 2017, the Company issued 61,455,456 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $35,644 portion of, the Company’s convertible promissory note issued to Carebourn on August 17, 2015.

On June 26, 2017, the Company issued 17,800,814 shares of common stock to More in partial satisfaction of its obligations under, and the holder’s election to convert a $9,612 portion of, the Company’s convertible promissory note, which included $7,498 in principal and $2,114 in accrued interest issued to More on March 24, 2016.

On July 7, 2017, the Company issued 9,196,963 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $7,542 portion of, the Company’s convertible promissory note issued to Carebourn on August 17, 2015.

On July 7, 2017, the Company issued 8,388,719 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $6,879 portion of, the Company’s convertible promissory note issued to Carebourn on October 26, 2015.

The issuances described above were made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(1) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, the shareholders were not affiliates, and they had held the underlying debt securities for a long time. The holders provided legal opinions pursuant to Section 4(a)(1) of Securities Act, or Rule 144 promulgated thereunder.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Significant Employees

The following table sets forth, as of March 31, 2016, the respective positions and ages of our directors and executive officers of the Company. Each director has been elected to hold office until the next annual meeting of shareholders and thereafter until his successor is elected. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Name	Age	Position	Director or Officer Since
Dr. Thomas A. Cellucci	59	Chief Executive Officer Director	June 17, 2014 March 27, 2014
Debbie King	57	Director CFO	March 16, 2015 August 6, 2015
Charles Brooks	60	Director	March 16, 2015
Hans Holmer	56	Director	September 1, 2015

Biographical Information

Dr. Thomas A. Cellucci - Dr. Thomas A. Cellucci (“Dr. Cellucci”) currently serves as the Chief Executive Officer and a Director of the Company. Additionally, from 1999 to the present, Dr. Cellucci served as the Chairman and CEO of Cellucci Associates, a high-tech marketing firm focused on developing business and marketing plans for worldwide high-tech firms.

From 2013 to the present, Dr. Cellucci was also the Executive Director at AGVE (Alliance for Government Virtual Engagements) located in Washington DC. AGVE is a non-profit dedicated to fostering technology-focused bridges, best practices and communications between government and the private sector to enable high performance/price business operations for government. He is also the Founding and Managing Partner of Union Core Technology Partners, a private equity fund.

From 2007 to 2011, Dr. Cellucci served as the First Chief Commercialization Officer of the United States of America, where he was responsible for overseeing the development and execution of programs and processes that identified, evaluated, and commercialized privately owned technologies into products or services that met the needs of the Department of Homeland Security’s (DHS) stakeholders, including DHS operating components and end users such as the nation’s first responders, and critical infrastructure owner/operators.

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

Debbie King - Ms. King possesses over 25 years of entrepreneurial leadership experience and has served as a business and financial advisor to a number of firms in her career. She currently serves as the Business Manager to a privately held firm in Dallas, Texas, and brought a unique set of skills to her position including financial, operations, and business management. Ms. King has assisted a number of firms in business start-up, acquisition, expansion, and reorganization. She possesses a diverse skill set that allows a broad perspective of business financial and operations management. Ms. King’s background as an accountant has allowed her to serve numerous firms in various industries in optimizing profit outputs and streamlining business practices. She is a strong-minded and focused individual that utilizes her education and experience to assist in analyzing, identifying and implementing operational changes to increase efficiency and profits. Ms. King possesses a broad knowledge in financial, legal and business tax applications.

Charles Brooks - Charles Brooks currently serves as the Vice President of Government Relations & Marketing for Sutherland Global Services. Mr. Brooks has extensive experience in Senior Executive Management, Government Relations, Research & Development, and Marketing/Business Development and worked in those capacities for three large public corporations. He also received Presidential Appointments from two Presidents, George W. Bush and Ronald Reagan, to serve in executive roles in the federal government. Mr. Brooks served at the Department of Homeland Security as the first Director of Legislative Affairs for the Science & Technology Directorate. Earlier in his career he served as Special Assistant to the Director of Voice of America. He also spent six years on Capitol Hill as a Senior Advisor to the late Senator Arlen Specter where he covered foreign affairs, business, and technology issues. In academia, Mr. Brooks was an Adjunct Faculty Member at Johns Hopkins University where he taught graduate level students about homeland security and Congress.

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

Hans Holmer - Mr. Holmer is a retired CIA officer with extensive experience in strategic cyber issues. His experience in nation-state intelligence collection and corporate defense goes back nearly 20 years and his engagement with the interface of humans and technology goes back to 1973. He spent over half of his career overseas and served on every continent except South America. Among other awards, Mr. Holmer has received the CIA Intelligence Star “in recognition of his especially valorous performance of duty.”

Within the cyber realm, Mr. Holmer became an expert in conventional computer networks, telephony, Industrial Control Systems, and defensive strategies. He developed the Cyber Security Hierarchy, analogous to the Maslow hierarchy of human needs, which outlines a hierarchy of needs that must be satisfied to achieve cyber security. It postulates that effective cyber security requires adequate resources, integration with the corporate business processes, esteem for cyber security requirements and the agility to respond to threats in order to have adequate impact.

From May of 2013 through the present, Mr. Holmer has worked for Intelligent Decisions, Inc., and before that, he worked for the Central Intelligence Agency. Mr. Holmer is not a director of any other public companies.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and named executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC. Upon information and belief, our CEO did not file a Form 4 upon receipt of preferred shares in exchange for common stock on or about July 20, 2015, our other directors did not file Form 3’s upon their appointment as directors of the Company on March 16, 2015 (for Ms. King and Mr. Brooks), and September 1, 2015 (for Mr. Holmer), and our directors did not file Form 4’s for the receipt of options described in Item 11 below.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth, for the years indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s chief executive officer, chief financial officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Summary Compensation Table

Name and principal position	For Fiscal Year Ending March 31,	Salary $	Stock Options $	Option Awards $	Total $
Brad Lever, COO, CFO & Director (1)	2016	4,500	-0-	-0-	4,500
	2015	18,000	-0-	-0-	18,000

Thomas A Cellucci, CEO & Director (2)	2016	274,000	-0-	-0-	274,000
	2015	65,000	381,992	813,827	1,260,819

Debbie King, CFO, & Director (3)	2016	35,000	-0-	7,875	42,875
	2015	-0-	-0-	-0-	-0-

____________

(1)	On March 11, 2015, Brad Lever resigned as Director. On May 12, 2015, Brad Lever resigned as COO and CFO, respectively.
(2)

Dr. Cellucci was named CEO of the Company on June 17, 2014. Pursuant to Dr. Cellucci’s employment agreement, as amended, the Company currently compensates Dr. Cellucci for his services as CEO of the Company $12,500 per month. The Company also pays Dr. Cellucci $3,000 in health insurance and dental insurance benefits. On March 27, 2015, Dr. Cellucci was granted a warrant to purchase 1,200 shares of the Company’s common stock at a $750.00 per share exercise price, exercisable on a cashless basis, having a term of 5 years, and vested immediately on March 27, 2015. As of March 31, 2016, the Company owed Dr. Cellucci $103,000 (included in accounts payable, related party on the March 31, 2016, balance sheet presented herein) for the expensed but unpaid part of the above reported salary.

(3)

Ms. King was named CFO of the Company on August 6, 2015. Pursuant to Ms. King’s consulting agreement, as amended, the Company currently compensates Ms. King for her services as CFO of the Company $5,000 per month. As of March 31, 2016, the Company owed Ms. King $3,500 (included in accounts payable, related party on the March 31, 2016, balance sheet presented herein) for the expensed but unpaid part of the above reported salary.

Option Grants in Last Fiscal Year

On July 23, 2015 (the “Grant Date”), the Company granted non-qualified stock options to two of its directors as compensation for their services. The directors are entitled to purchase a total of thirty (30) shares each of restricted common stock for a price equal to $250.00 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12-month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the “Vesting Period”). As of March 31, 2016, none of the options have been exercised. The total fair value of these options at the date of grant was estimated to be $15,750 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk-free interest rate of 2.28%, a dividend yield of 0% and expected volatility of 230.55%. For the year ending March 31, 2016, the Company has included $11,813 as stock based compensation expense based on 75% of 60 options vested.

On August 26, 2015 (the “Grant Date”), the Company granted non-qualified stock options to a member of its board of directors as compensation for his services. The director is entitled to purchase a total of thirty (30) shares of restricted common stock for a price equal to $250.00 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12-month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the “Vesting Period”). As of March 31, 2016, none of the options have been exercised. The total fair value of these options at the date of grant was estimated to be $15,750 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk-free interest rate of 2.28%, a dividend yield of 0% and expected volatility of 230.55%. For the year ending March 31, 2016, the Company has included $11,813 as stock based compensation expense based on 75% of 30 options vested.

Equity Compensation Plan Information

On April 12, 2011, subject to shareholder approval, the Board of Directors of Bravatek, Inc. (the “Company”) approved the adoption of the Bravatek, Inc. Stock Compensation Program (the “Program”) under which 540 shares have been reserved for purposes of possible future issuance of incentive stock options, non-qualified stock options, and restricted stock grants to employees, directors and certain key individuals. On April 15, 2011, pursuant to a written consent in lieu of a meeting, a majority of the Company’s shareholders approved the Program. The purpose of the Program is to attract and retain key employees, consultants and other persons, and to provide such key individuals with an additional incentive to contribute to the success of the Company. In order to maintain flexibility in the award of stock benefits, the Program constitutes a single “omnibus” plan, but is composed of three parts. The first part is the Incentive Stock Option Plan (“Incentive Option Plan) which provides grants of incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended. The second part is the Nonqualified Stock Option Plan (“Nonqualified Option Plan”) which provides grants of nonqualified stock options. The third part is the Restricted Shares Plan (“Restricted Plan”) which provides grants of restricted shares of Company common stock. The Incentive Option Plan, the Nonqualified Option Plan and the Restricted Plan respectively comprise Plan I, Plan II, and Plan III of the Program. The foregoing description of the Program is qualified in its entirety by reference to the Bravatek, Inc. Stock Compensation Program which was filed as Exhibit 10.9 to Form 8-K filed with the Securities and Exchange Commission on April 20, 2011 and is hereby incorporated by reference.

Compensation Agreements

Dr. Thomas Cellucci’s Employment Agreement with the Company, as amended, includes compensation of $12,500 per month for his services as Chief Executive Officer and $3,000 in health insurance and dental insurance benefits. On March 27, 2015, Dr. Cellucci was granted a warrant to purchase 1,200 shares of the Company’s common stock at a $750 per share exercise price, exercisable on a cashless basis, having a term of 5 years, and vesting immediately on March 27, 2015. As of March 31, 2016, the Company owed Dr. Cellucci $103,000 (included in accounts payable, related party on the March 31, 2016, balance sheet presented herein) for the expensed but unpaid part of the above reported salary.

Director Compensation

Our Board of Directors is comprised of Dr. Cellucci, Messrs. Brooks and Holmer and Ms. King. The compensation of Dr. Cellucci and Ms. King is disclosed in the Executive Compensation table, and Dr. Cellucci and Ms. King were not compensated separately for their services as directors. The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended March 31, 2016.

Name and Principal Position	Fees Earned and Paid in Cash ($)	Stock Awarded ($)	Options Awarded ($)	Total ($)
Charles Brooks (1)	-0-	-0-	7,875	7,875

Hans Holmer (2)	-0-	-0-	5,775	5,775

__________

(1)	Charles Brooks was appointed Director on March 16, 2015
(2)	Hans Holmer was appointed Director on September 1, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan

As disclosed on Form 8-K filed with the Securities and Exchange Commission on April 20, 2011, on April 12, 2011, subject to shareholder approval, the Board of Directors of Bravatek, Inc. (the “Company”) approved the adoption of the Bravatek, Inc. Stock Compensation Program (the “Program”) under which 540 shares have been reserved for purposes of possible future issuance of incentive stock options, non-qualified stock options, and restricted stock grants to employees, directors and certain key individuals. On April 15, 2011, pursuant to a written consent in lieu of a meeting, a majority of the Company’s shareholders approved the Program. The purpose of the Program is to attract and retain key employees, consultants and other persons, and to provide such key individuals with an additional incentive to contribute to the success of the Company. In order to maintain flexibility in the award of stock benefits, the Program constitutes a single “omnibus” plan, but is composed of three parts. The first part is the Incentive Stock Option Plan (“Incentive Option Plan) which provides grants of incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended. The second part is the Nonqualified Stock Option Plan (“Nonqualified Option Plan”) which provides grants of nonqualified stock options. The third part is the Restricted Shares Plan (“Restricted Plan”) which provides grants of restricted shares of Company common stock. The Incentive Option Plan, the Nonqualified Option Plan and the Restricted Plan respectively comprise Plan I, Plan II, and Plan III of the Program. The foregoing description of the Program is qualified in its entirety by reference to the Bravatek, Inc. Stock Compensation Program which was filed as Exhibit 10.9 to Form 8-K filed with the Securities and Exchange Commission on April 20, 2011. The chart below identifies information with respect to the Stock Compensation Plan:

The following table sets forth, as of June 30, 2017, the number of securities approved and available for future issuances under the Company’s Stock Compensation Program.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted average exercise price of outstanding options, warrants	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	102	$1,102.94	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	102	$1,102.94	-0-

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding the beneficial ownership of our voting securities (Common Stock and Series C Preferred Stock) as of July 17, 2017, of (i) each person known to us to beneficially own more than 5% of our stock, (ii) our directors, (iii) each named executive officer, and (iv) all directors and named executive officers as a group. As of July 17, 2017, there were a total of 6,768,318,956 shares of Common Stock issued and outstanding, and 319,768 shares of Series C Preferred Stock issued and outstanding.

The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which a person or entity has sole or shared voting power or investment power plus any shares which such person or entity has the right to acquire within sixty (60) days of July 17, 2017, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity, and the address of each of the stockholders listed below is: c/o Bravatek Solutions, Inc. 2028 E. Ben White Blvd, Suite 240-2835, Austin, Texas 78741.

Title of Class	Name and Address	Number of Shares Beneficially Owned		Percent of Class (1)

Common Stock	Dr. Thomas A. Cellucci, CEO & Director	895	(2)	*	%

Common Stock	Debbie King, CFO & Director	30	(3)	*	%

Common Stock	Chuck Brooks, Director	30	(3)	*	%

Common Stock	Hans Holmer, Director	30	(3)	*	%

Common Stock	All Directors and Officers as a Group	985		*	%

Series C Preferred Stock	Dr. Thomas A. Cellucci, CEO & Director	223,768		70%

Series C Preferred Stock	All Directors and Officers as a Group	223,768		70%

____________

*	Less than 0.01%

(1)

Applicable percentages of ownership are based on 6,768,318,956 shares of our Common Stock and 319,768 shares of Series C Preferred Stock issued and outstanding as of June 30, 2017. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our Common Stock issuable upon the exercise of stock options exercisable, or convertible securities convertible, currently or within 60 days of July 17, 2017, are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Dr. Cellucci owns 0 shares of Common Stock, however, his Series C Preferred Stock is convertible into 895 shares of Common Stock. Each share of Series C Preferred stock entitles the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company. Dr. Cellucci has pledged his Series C Preferred Stock as collateral for certain of the issued convertible notes of the Company.

(3)	Includes 30 shares of Common Stock issuable pursuant to vested stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

On June 2, 2015, the Company completed an acquisition of some of the assets and assumed certain liabilities of Viking Telecom Services, LLC (“Viking Telecom”) from Dependable Critical Infrastructure, Inc. (“DCI”), f/k/a DTREDS Consolidated, Inc. To acquire the assets, the Company issued 2,265 shares of common stock, 224 shares of common stock to be issued (valued in the aggregate at $740,000), paid $200,000 cash and forgave $59,204 of a note receivable from DCI. The Company now provides telecom services under a new Viking Telecom brand. Services provided by Viking Telecom include cellular tower mapping and audits, ground audits, civil equipment installation, cellular site decommissioning, 3G/4G installations, project/construction management, battery installation and maintenance, shelter and compound preventative maintenance, site cleanup, and other related services. The Company’s Chief Executive Officer owned approximately 30% of DCI. The Company recorded a loss on the acquisition of $1,044,817 for the year ended March 31, 2016.

The Company issued multiple unsecured notes payable from June 27, 2015 to March 31, 2016, to the Company’s CEO, for amounts received by the Company, or paid by the CEO, on behalf of the Company, totaling $156,512. The notes carry interest at 10% per annum and are due on demand. The Company recorded related party interest expense of $11,806 for the year ended March 31, 2016. During the year ended March 31, 2016, the Company paid $51,512 of principal and $256 of accrued interest. As of March 31, 2016, the principal balance of the notes was $105,000 and the accrued and unpaid interest was $11,550.

There were no other material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

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

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.	is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.

is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs; and

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that Dr. Cellucci (Chief Executive Officer and President) and Ms. King (Chief Financial Officer) are not independent directors under these rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The fees billed by D. Brooks and Associates CPAs, P.A. for audit of the Company’s annual financial statements were $30,000 for the fiscal year ended March 31, 2016.

The aggregate fees billed by De Joya Griffith & Company, LLC, for audit of the Company’s annual and interim financial statements were $23,750 for the fiscal year ended March 31, 2015.

The fees billed by Sadler Gibb & Associates for audit of the Company’s annual financial statements were $30,352 for the fiscal year ended March 31, 2015.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee’s Pre-approval Policies and Procedures

The Company does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(b) Exhibits.

Number	Description
3.1	Articles of Incorporation (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.2	Bylaws (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

3.4	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.5	Certificate of Designation of Series C Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.6	Articles of Amendment to Articles of Incorporation (changing the Company’s name) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

3.7	Articles of Amendment to Articles of Incorporation (increasing the Company’s authorized common stock) (incorporated by reference to our Current Report on Form 8-K filed on June 6, 2016)

3.8	Articles of Amendment to Articles of Incorporation (amending the Designation of the Series C Preferred Stock) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

10.1	Commodity Classification Document (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

10.2	Director Agreement and Restricted Shares Agreement dated March 27, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

10.3	Employment Agreement and Restricted Shares Agreement dated June 16, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on June 18, 2014)

10.4	Amendments to Employment Agreement and Restricted Shares Agreement with Thomas Cellucci (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2016)

10.5	Asset Purchase Agreement with Dependable Critical Infrastructure, Inc. dated June 2, 2015 (incorporated by reference to our Form 8-K filed on June 9, 2015)

10.6	Settlement Agreement with Global Capital Corporation dated June 10, 2015 (incorporated by reference to our Form 8-K filed on June 16, 2015)

10.7	Settlement Agreement with Micro-Tech Industries, Ltd., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

10.8	Settlement Agreement with Whonon Trading S.A., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

10.9*	Consulting Agreement dated December 1, 2015, with Debbie King

10.10*	Amendment to Consulting Agreement dated March 1, 2016, with Debbie King

10.11*	Director Agreement and Nonqualified Stock Option Agreement dated July 23, 2015, with Debbie King

10.12*	Director Agreement and Nonqualified Stock Option Agreement dated July 23, 2015, with Charles Brooks

10.13*	Director Agreement and Nonqualified Stock Option Agreement dated August 26, 2015, with Hans Holmer

10.14	Reseller Agreement with i3 Integrative Creative Solutions, LLC, dated April 17, 2017 (incorporated by reference to our Form 8-K filed on April 18, 2017)

10.15	Strategic Alliance Agreement with Mile High Construction dated June 2, 2017 (incorporated by reference to our Form 8-K filed on June 2, 2017)

10.16	Strategic Alliance Agreement with HelpComm dated June 6, 2017 (incorporated by reference to our Form 8-K filed on June 7, 2017)

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed July 13, 2010)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

BRAVATEK SOLUTIONS, INC.

Date: July 21, 2017	By:	/s/ Thomas Cellucci
Thomas Cellucci
Chairman and Chief Executive Officer

Date: July 21, 2017	By:	/s/ Debbie King
Debbie King
Chief Financial Officer and Director

Date: July 21, 2017	By:	/s/ Charles Brooks
Charles Brooks
Director

Date: July 21, 2017	By:	/s/ Hans Holmer
Hans Holmer
Director

