Form 10-Q
period 2016-06-30
Bravatek Solutions, Inc.
filed 2017-08-10
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Sectionn13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

As of August 8, 2017, the Company had 7,059,627,954 issued and outstanding shares of common stock.

BRAVATEK SOLUTIONS, INC.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

BRAVATEK SOLUTIONS, INC.
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2016	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,947	$15,244
Accounts receivable	18,844	46,898
Prepaid expenses	-	1,150
Other assets	8,834	9,952
TOTAL CURRENT ASSETS	30,625	73,244

Property and equipment, net	35,824	37,631
Intangible assets, net	31,917	36,934

TOTAL ASSETS	$98,366	$147,809

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$113,056	$136,831
Accounts payable-related party	160,350	106,500
Accrued interest	284,737	246,745
Accrued interest related party	13,125	11,550
Notes payable related party	105,000	105,000
Notes payable, net of discount	1,118,112	1,093,598
Convertible notes payable, net of discount	1,100,329	854,396
Derivative liabilities	2,057,923	1,955,721
TOTAL CURRENT LIABILITIES	4,952,632	4,510,341

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock (5,000,000 Shares Authorized;
Par Value $.0001, -0- shares issued and outstanding at
June 30, 2016 and March 31, 2016)	-	-
Series B preferred stock (350,000 Shares Authorized;
Par Value $.0001, 264,503 shares issued and outstanding at
June 30, 2016 and March 31, 2016)	26	26
Series C preferred stock (1,000,000 Shares Authorized;
Par Value $.0001, 319,768 shares issued and outstanding at
June 30, 2016 and March 31, 2016)	32	32
Common stock (10,000,000,000 Shares Authorized; No Par Value;
1,954,596 and 998,236 shares issued and outstanding as at
June 30, 2016 and March 31, 2016)	3,487,153	3,461,300
Deferred stock compensation	-	(5,380)
Additional paid in capital	9,978,341	9,880,912
Common stock to be issued (1,221 shares issuable
as at June 30, 2016 and March 31, 2016)	66,917	66,917
Accumulated deficit	(18,386,735)	(17,766,338)
Total Stockholders' Deficit	(4,854,266)	(4,362,532)
Total Liabilities and Stockholders' Deficit	$98,366	$147,809

The accompanying notes are an integral part of these condensed financial statements.

BRAVATEK SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

	2016	2015
REVENUES
Sales, related party	$-	$186,837
Sales, other	45,149	-
Total sales	45,149	186,837
Cost of services	12,407	18,439
GROSS PROFIT	32,742	168,398

OPERATING EXPENSES
Management fees and expenses, related parties	69,500	75,000
Advertisement and promotion	16,100	30,951
General and administrative	12,580	68,565
Research and development	19,244	236,643
Professional fees	35,104	68,438
Amortization and depreciation	6,823	6,875
TOTAL OPERATING EXPENSES	159,351	486,472

OPERATING LOSS	(126,609)	(318,074)

OTHER INCOME (EXPENSES)
Interest expense	(56,892)	(55,347)
Interest expense related party	(1,575)	(9,973)
Other income	9,600	-
Gain (loss) on fair value of derivatives	(144,131)	638,983
Amortization of debt discount	(300,790)	(157,863)
TOTAL OTHER INCOME (EXPENSES), NET	(493,788)	415,800

NET INCOME (LOSS)	$(620,397)	$97,726

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	1,140,529	7,526

INCOE (LOSS) PER SHARE
Basic and diluted	$(0.54)	$12.99

The accompanying notes are an integral part of these condensed financial statements.

BRAVATEK SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(620,397)	$97,726
Adjustments to reconcile net income (loss) to net cash used in operations:
Amortization and depreciation	6,823	6,875
Non cash interest and fees	7,500	-
Common stock and options issued for compensation	5,380	27,349
Common stock issued for services	-	8,797
Non cash advertising expenses (barter)	15,750	-
Amortization of debt discounts	300,790	157,863
(Gain) loss on fair value of derivatives	144,131	(638,983)
Changes in operating assets and liabilities:
Accounts receivable	12,304	(191,055)
Prepaid expenses and other recevables	2,268	25,130
Accounts payable and accrued liabilities	17,788	96,435
Accounts payable and accrued liabilities, related party	55,425	-
Accrued interest on loan-related party	-	9,973
Accounts payable-related party	-	(13,200)
NET CASH USED IN OPERATING ACTIVITIES	(52,238)	(413,090)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and computer equipment	-	(134,440)
NET CASH USED IN INVESTING ACTIVITIES	-	(134,440)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds used in related party asset transfer	-	(65,839)
Payments of principal on notes payable	(8,059)	-
Proceeds from issuance of convertible debt	48,000	411,674
Proceeds from loan-related party	-	3,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	39,941	348,835

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,297)	(198,695)

CASH AND CASH EQUIVALENTS
Beginning of period	15,244	203,072
End of period	$2,947	$4,377

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,328	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash investing and financing activities:
Shares issued in settlement of debt and interest on convertible debt	$25,853	$459,834
Original issue discounts	$5,739	$460,326
Original debt discount against derivative liabilities	$55,500	$-
Common stock issued to satisfy common stock to be issued	$-	$3,496
Initial value of derivative liabilities	$95,553	$1,054,726
Asset and intangibles purchased from related party with common stock	$-	$740,000
Reclassification of derivatives upon conversion of convertible debt	$97,429	$-

The accompanying notes are an integral part of these condensed financial statements.

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

1. Nature of Operations

Bravatek Solutions, Inc. a Colorado corporation ("the Company"), was incorporated on April 19, 2007. Effective September 29, 2015, the Company changed its name to "Bravatek Solutions, Inc." in order to better reflect the Company's expanding operations and strategy. The Company's business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, hardware and services, and telecom services. Products include software, hardware and services, and span a diverse variety of industries including, but not limited to, email security, user authentication, telecommunications and cyber breach protection.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in Form 10-K for the year ended March 31, 2016, filed with the SEC on July 21, 2017. Interim results of operations for the three months ended June 30, 2016 and 2015 are not necessarily indicative of future results for the full year. Certain amounts from the 2015 period have been reclassified to conform to the presentation used in the current period.

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

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three months ended June 30, 2016 and 2015, and the accounts receivable balance as of June 30, 2016:

	Sales % Three Months Ended June 30, 2016	Sales % Three Months ended June 30, 2015	Amount due as of June 30, 2016
Customer A	53.3%	-	$18,844
Customer B	17.4%	-	-
Customer C	17.4%	-	-
Customer D	11.1%	-	-
Customer E, related party	-	67.3%	-
Customer F, related party	-	31.8%	-

Accounts Receivable/Allowance for Doubtful Accounts

The Company records its client receivables and unbilled services at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and unbilled services and establishes allowances based on historical experience and other currently available information. As of June 30, 2016 and March 31, 2016, management determined there was no need to establish an allowance for doubtful accounts because there had been little history of nonpayment or indicators of credit risk, such as bankruptcy.

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

Depreciation expense was $1,806 and $1,859 for the three months ended June 30, 2016, and 2015 respectively.

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangible assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows.

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

Software Development Costs

Costs for software developed for internal use are accounted for through the capitalization of those costs incurred in connection with developing or obtaining internal-use software. Capitalized costs for internal-use software are included in intangible assets in the balance sheet. Capitalized software development costs are amortized over three years.

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. During the three months ended June 30, 2016, the Company incurred no capitalized software development costs. Capitalized software is amortized over the software's estimated economic life of 3 years. For the three months ended June 30, 2016 and 2015, amortization expense for capitalized software development was $5,016, respectively.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP. All research and development costs have been expensed as incurred, totaling $19,244 and $236,643 for the three months ended June 30, 2016 and 2015, respectively. The Company had development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software.

Advertising and Promotions

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended June 30, 2016 and 2015, were $16,100 and $30,951, respectively. Advertising expenses of $15,750 for the three months ended June 30, 2016 were the result of barter transactions, whereby, the Company received advertising and promotional services in exchange for sales of software.

Advertising and Revenue Barter Transactions

The Company recognized revenue and expense, in accordance with ASC 845 - Nonmonetary Transactions, at fair value only if the fair value of the advertising received is determinable based in the entity’s own historical practice of receiving cash or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the Company. If the fair value of the advertising received is not determinable within these limits, the barter transaction would be recorded based on the carrying amount of the advertising received, which likely will be zero.

Uncertainty as a Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception (April 19, 2007) through June 30, 2016 of $18,386,735 and has a working capital deficit of $4,922,007 as of June 30, 2016, which raises substantial doubt about its ability to continue as a going concern.

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable and accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2016 and March 31, 2016 for each fair value hierarchy level:

June 30, 2016	Derivative Liability	Total
Level I	$-	$-
Level II	$-	$-
Level III	$2,057,923	$2,057,923

March 31, 2016
Level I	$-	$-
Level II	$-	$-
Level III	$1,955,721	$1,955,721

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

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs prior to maturity a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, the Company may provide the debt holder with an original issue discount. The original issue discount would be recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs prior to maturity a proportionate share of the unamortized amounts is immediately expensed.

Extinguishments of Liabilities

The Company accounts for extinguishments of liabilities in accordance with ASC 860-10 (formerly SFAS 140) "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." When the conditions are met for extinguishment accounting, the liabilities are derecognized and the gain or loss on the sale is recognized.

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

10

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

11

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

3. Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard is effective for us in the first quarter of fiscal 2018. However, in April 2015, the FASB approved to defer the effective date by one year which we will evaluate if approved. Further, we have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our financial statements and related disclosures.

On August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. ASU 2014-15 is effective for us for our fiscal year ending March 31, 2017 and for interim periods thereafter. We are currently evaluating the impact of this standard on our financial statements.

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the quarter ended June 30, 2016, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, that are of significance or potential significance to us.

4. Related party activity

Revenues

The Company recorded sales to a related party company of $125,682 for the three months ended June 30, 2015. Additionally, the Company recorded sales for the three months ended June 30, 2015, of $59,404 to another related entity and sales of $1,750 to a limited liability company controlled by our chief executive officer (“CEO”). Total related party revenues for the three months ended June 30, 2015 was $186,837.

Notes payable

The Company issued multiple unsecured notes payable from June 27, 2015 to June 30, 2016, to the Company’s CEO, for amounts received by the Company, or paid by the CEO, on behalf of the Company, totaling $156,512. The notes carry interest at 10% per annum and are due on demand. As of June 30, 2016, and March 31, 2016, the principal balance of the notes was $105,000 (included in note payable related party in the balance sheet presented herein), and included in accrued interest related party is the accrued and unpaid interest as of June 30, 2016, and March 31, 2016, of $13,125 and $11,550, respectively. For the three months ended June 30, 2016, the Company recorded interest expense related party of $1,575.

Management Fees

For the three months ended June 30, 2016, the Company recorded expenses of $37,500 and $27,500 for the Company’s CEO and chief financial officer (“CFO”), respectively, compared to $75,000 for the Company’s CEO for the three months ended June 30, 2015. Additionally, the Company reimbursed the CEO $4,500 and $5,000 for health insurance premiums for the three months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, included in accounts payable - related party is $145,000 and $15,350, for amounts owed the Company’s CEO and CFO, respectively, for unpaid fees.

5. Notes payable

From May 18, 2010 through June 27, 2013, the Company issued in the aggregate $558,500 of unsecured notes payable to a Nevada corporation, lender and preferred shareholder of the Company ("Global"). The notes bear interest at 10%, compounded annually and $553,000 and $5,500 matured on November 30, 2014, and June 27, 2015, respectively. On February 16, 2015, the Company secured extensions on all of the notes that matured on November 30, 2014 through April 1, 2015, with no change in original terms of the agreement.

On June 15, 2015, Company entered into a Settlement Agreement and Partial Waiver and Release (the "Settlement Agreement") with Global. Global owned 2,377,500 shares of the Company's Series A Convertible Preferred Stock, and is the holder of outstanding promissory notes in the original principal amount of $558,500, with accrued interest thereon due to Global of approximately $267,960 (the "Global Notes") immediately prior to the Settlement Agreement. Pursuant to the Settlement Agreement, Global agreed to (1) waive interest due of $267,960 under the Global Notes and $158,500 of principal, such that only $400,000 of principal and interest would be considered outstanding as of the settlement agreement date, and (2) immediately return all of the Preferred Stock to the Company for cancellation, in consideration for the Company issuing 856 shares of common stock to Global. As of June 30, 2016, and March 31, 2016, the note balance was $400,000. As of June 15, 2015, the note is payable on demand as part of the Settlement Agreement.

The Company issued five notes from December 18, 2012 to May 30, 2013 totaling $199,960 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from December 18, 2014 through May 30, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no change in original terms of the agreements. The notes payable were again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement. As of June 30, 2016, and March 31, 2016 the note balance was $199,960 and the notes are currently in default. Accrued interest as of June 30, 2016 and March 31 2106, was $67,787 and $62,788, respectively.

The Company issued six notes from July 12, 2013 to June 16, 2014 totaling $230,828 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from July 12, 2014 through June 16, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no change in original terms of the agreements. The notes payable were again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreements. As of June 30, 2016, and March 31, 2016 the note balance was $230,828 and the notes are currently in default Accrued interest as of June 30, 2016, and March 31, 2016, was $57,453 and $51,682, respectively

On June 2, 2015, as part of the Asset Purchase Agreement with DCI, the Company assumed limited liabilities associated with Viking (loan payment for Chevrolet truck in the amount of $668 per month with a principal balance of $36,202, and a loan payment to Joshua Claybaugh of $5,000 per month for 11 months for a total of $55,000). The Chevrolet truck loan was paid off as of March 31, 2016. As of June 30, 2016, and March 31, 2016, the loan with Joshua Claybaugh had a remaining principal balance of $20,000. There was no accrued interest as of June 30, 2016, and March 31, 2016.

The Company entered into a Senior Secured Credit Facility Agreement (the “Credit Agreement”) dated June 30, 2015 with TCA Global Credit Master Fund, LP (“TCA”) that was executed on June 30, 2015 and made effective as of November 25, 2015, which was to allow the Company to borrow up to $3,000,000. The Credit Agreement bears interest at 18%, compounded annually, and matured on January 25, 2017. The loan is secured against all existing and after-acquired tangible and intangible assets of the Company. On November 25, 2015, the Company received $310,600, net of loan costs and fees of $39,400. In connection with the Credit Agreement, the Company issued 1,412 shares of common stock upon execution valued by TCA at $75,000 as an advisory fee payment. The Company recorded the advisory fee and loan cost and fees of $114,400 as a discount to the TCA note and will amortize the costs over the maturity of the note. Accordingly, for the three months ended June 30, 2016, the Company expensed $24,514 included in amortization of debt discount in the Condensed Statement of Operations presented herein. As of June 30, 2016, and March 31, 2016, the TCA loan had a principal balance of $323,162. There was no accrued interest as of June 30, 2016, and March 31, 2016.

A summary of the notes payable balance as of June 30, 2016 is as follows:

Principal Balance	$1,173,950
Unamortized discount	(55,838)
Ending balance, net	$1,118,112

The following is a roll-forward of the Company’s notes payable and related discounts for the three months ended June 30, 2016:

	Principal Balance	Debt Discounts	Total
Balance March 31, 2016	$1,173,950	$(80,352)	$1,093,598
Amortization	-	24,514	24,514
Balance at June 30, 2016	$1,173,950	$(55,838)	$1,118,112

On September 6, 2016, TCA commenced an action against the Company and the Company’s CEO, Dr. Cellucci, as “validity guarantor,” filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, for amounts owed to TCA by the Company under their revolving credit agreement with the Company. On April 21, 2017, the Company, Dr. Cellucci and TCA executed a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay $2,500 by April 30, 2017, $2,500 by May 31, 2017 and $405,357 on or before June 16, 2017. The Company has fully complied with its obligations under the settlement agreement, paying TCA all amounts owed thereunder within the times required, and the case has now been dismissed.

6. Convertible notes payable

The Company accounted for the following Notes under ASC Topic 815-15 "Embedded Derivative." The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt, with any excess of the fair value of the derivative component over the face amount of the note recorded as an expense on the issue date. Discounts have been amortized to interest expense over the respective terms of the related notes.

On December 19, 2014, the Company issued a convertible note payable, with a face value of $156,000 and stated interest of 8% to a third-party investor. The note is convertible, at any time following the funding of the note, into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid price for 20 days prior to conversion. For the three months ended June 30, 2016, the investor converted a total of $2,420 of the face value and $433 of accrued interest into 518,764 shares of common stock. As of June 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $11,085 and $13,505, respectively.

On December 19, 2014, the Company issued a convertible back end note, with a face value of $156,000 and stated interest of 8% to a third-party investor. The note is convertible at any time following the funding of the note, convertible into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid price for 20 days prior to conversion. The note was funded on June 18, 2015, when the Company received proceeds of $143,333, net of $12,663 of OID and costs. As of June 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $156,000, respectively.

On December 19, 2014, the Company issued a convertible note payable, with a face value of $156,000 and stated interest of 8% to a third-party investor. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 67% of the lowest closing bid price for 20 days prior to conversion. For the three months ended June 30, 2016, the investor converted a total of $413 of the face value into 75,091 shares of common stock. As of June 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $58,087 and $58,500, respectively.

On December 19, 2014, the Company issued a convertible back end note, with a face value of $156,000 and stated interest of 8% to a third-party investor. The note is convertible at any time following the funding of the note, convertible into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid price for 20 days prior to conversion. The note was funded on June 18, 2015, when the Company received proceeds of $143,333, net of $12,663 of OID and costs. As of June 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $156,000.

On January 11, 2015, the Company issued two convertible promissory notes in the principal amount of $52,000 each. One of the notes was funded on January 13, 2015, with the Company receiving $47,500 of net proceeds after payment of legal and origination expenses. The note bears interest at the rate of 8% per annum, is due and payable on January 9, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to 67% of the lowest closing bid price on the OTCQB during the 15 prior trading days. The second note, which was funded on August 7, 2015, has the same interest and conversion terms as the first note, but may be offset by a secured promissory note issued to the Company for $50,000, due on September 9, 2015, and accruing interest at the rate of 8% per annum. For the three months ended June 30, 2016, the investor converted a total of $5,275 of the face value and $372 of accrued interest into 80,493 shares of common stock. As of June 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $46,275 and $52,000, respectively.

On January 19, 2015, the Company issued a convertible promissory note in the face amount of $100,000, which bears interest at the rate of 12% per annum, is due and payable on July 16, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to the lesser of (a) 55% of the lowest trading price during the 20 days preceding the execution of the note, or (b) 55% of the of the lowest traded price during the 20 trading days preceding conversion. The note was funded on January 28, 2015, with the Company receiving $93,000 of net proceeds after payment of legal and origination expenses. For the three months ended June 30, 2016, the investor converted a total of $707 of the face value into 128,507 shares of common stock. As of June 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $58,116 and $58,823, respectively.

On January 21, 2015, the Company issued a convertible promissory note in the face amount of $400,000, of which the Company is to assume $40,000 in original interest discount ("OID"), which together with any unpaid accrued interest is due two years after any funding of the note. The note is to be funded at the note holder's discretion, and the initial tranche was funded on January 21, 2015, when the Company received cash in the amount of $50,000, and received an additional $25,000 on April 28, 2015. The note is pre-payable for 90 days without interest, and incurs a one-time interest charge of 12% thereafter. The note balance funded (plus a pro rata portion of the OID together with any unpaid accrued interest) is convertible into shares of Company common stock at a conversion price equal to the lesser of $0.08 or 60% of the lowest traded price during the 25 prior trading days. As of June 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $15,480.

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

On April 10, 2015, the Company issued a convertible note, with a face value of $105,000, of which the company was to assume an OID of $5,000, and stated interest of 10% to a third-party investor. The outstanding balance of this note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest closing bid prices for 15 days prior to conversion. On October 12, 2015, the investor sold the note to Carebourn, and the Company had issued Carebourn a replacement note as described below.

On August 17, 2015, the Company issued a convertible promissory note in the face amount of $325,000, which bears interest at the rate of 10% per annum, is due and payable on August 17, 2016, and may be converted at any time after funding into shares of Company common stock at a conversion price equals the lesser of $.02 or 70% of the closing trading prices immediately preceding the conversion date. In conjunction with the convertible note issued by the Company, the Company issued 2,064 warrants valued at $412,698. The warrants have an exercise price of $270, subject to adjustment, and expire on August 17, 2020. For the three months ended June 30, 2016, the investor converted a total of $1,642 of accrued and unpaid interest into 54,733 shares of common stock. As of June 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $325,000.

On October 12, 2015, the Company issued a replacement convertible promissory note in the face amount of $110,351, to Carebourn that replaces the convertible promissory note issued on April 10, 2015, with a face value of $105,000, and accrued interest of $5,351. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. For the three months ended June 30, 2016, the investor converted a total of $14,141 of the face value into 94,723 shares of common stock. Additionally, Carebourn assigned $10,000 of the note to Carebourn Partners. As of June 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $10,167 and $34,308, respectively. On March 23, 2016, as collateral security for this note and the $80,000 convertible promissory note entered into with Carebourn on February 8, 2016, the Company’s CEO agreed to pledge 111,884 shares of his Series C Preferred Stock.

Also on October 12, 2015, Carebourn and the Company assigned $15,000 of the replacement issued to Carebourn, to More Capital. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. As of June 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $2,050.

On October 26, 2015, the Company issued a convertible note, with a face value of $110,000 and stated interest of 10% to a third-party investor, of which the company was to assume an OID of $10,000. The outstanding balance of this note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the lowest average of the three lowest closing bid prices for 20 days prior to conversion. The investor sold $25,000 of the note on April 11, 2016, and the Company issued a replacement note to the buyer, as described in below. On June 7, 2016, the Company and the third party investor agreed to extend the maturity of the note from July 26, 2016 to October 26, 2016, and to require daily payments of $250 per day via ACH. As of June 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $81,248 and $110,000, respectively.

On October 27, 2015, the Company issued a convertible note, with a face value of $110,000 and stated interest of 8% to a third-party investor, of which the company was to assume an OID of $10,000. The outstanding balance of this note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the lowest average of the three lowest closing bid prices for 20 days prior to conversion. As of June 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $110,000.

On November 12, 2015, the Company issued a replacement convertible promissory note in the face amount of $47,808, to Carebourn that replaces the collateralized secured convertible promissory issued on February 3, 2015, that had a remaining face value of $43,479 and accrued interest of $4,326. The replacement note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. As of June 30, 2016 and March 31, 2016, the outstanding principal amount of the note was $47,808.

On November 27, 2015, the Company issued a convertible note for legal services previously provided with a face value of $27,000 and stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 70% of the average of the three lowest closing bid prices for 10 days prior to conversion. As of June 30, 2016 and March 31, 2016, the outstanding principal amount of the note was $27,000.

On January 5, 2016, the Company issued a convertible note for legal services previously provided with a face value of $20,000 and stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 70% of the average of the three lowest closing bid prices for 10 days prior to conversion. As of June 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $20,000.

On February 4, 2016, the Company issued a convertible note, with a face value of $82,500 and stated interest of 8% to a third-party investor, LG Capital Funding, LLC (“LG”), of which the Company was to assume an OID of $7,500, and stated interest of 8% to a third-party investor. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. As of June 30, 206, and March 31, 2016, the outstanding principal amount of the note was $82,500. The Company’s CEO agreed to guarantee this note by pledging 111,884 shares of his Series C Preferred Stock.

On February 8, 2016, the Company issued a convertible note, with a face value of $80,000 and stated interest of 10% to a third-party investor, Carebourn, of which the Company was to assume an original issue discount of $5,000. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion and a maturity date of November 8, 2016. As of June 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $80,000. On March 23, 2016, as collateral security for this note and the $110,351 convertible promissory note entered into with Carebourn on October 12, 2015, the Company’s CEO agreed to pledge 111,884 shares of his Series C Preferred Stock.

On March 24, 2016, the Company issued a convertible note, with a face value of $19,000 and stated interest of 10% to a third-party investor, Carebourn, of which the company received $16,000 in proceeds. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion and a matured on December 24, 2016. As of June 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $19,000.

On March 24, 2016, the Company issued a convertible note, with a face value of $18,000 and stated interest of 10% to a third-party investor, of which the Company received $15,000 in proceeds. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion and a maturity date of December 24, 2016. As of June 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $18,000.

On April 11, 2016, the Company issued a convertible note, with a face value of $18,889 and stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The Company received proceeds of $13,000 on April 28, 2016, of $13,000, after disbursements for the lender’s transaction costs, fees, and expenses. The embedded feature included in the note resulted in an initial debt discount of $17,000 an initial derivative liability expense of $11,880 and an initial derivative liability of $28,880. As of June 30, 2016, the outstanding principal amount of the note was $18,889.

On April 11, 2016, the Company issued a replacement convertible promissory note in the face amount of $26,123, to a third party investor that replaces part of the convertible promissory note issued on October 26, 2015, with a face value of $25,000, and accrued interest of $1,123. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. As of June 30, 2016, the outstanding principal amount of the replacement note was $26,123.

On June 3, 2016, the Company issued a convertible note, with a face value of $42,350 and stated interest of 12% to a third-party investor. The note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The Company received proceeds on June 3, 2016, of $35,000, after disbursements for the lender’s transaction costs, fees, and expenses. The embedded feature included in the note resulted in an initial debt discount of $38,500, an initial derivative liability expense of $28,173 and an initial derivative liability of $66,673. The note also requires 177 daily payments of $239 per day via ACH. The balance of the note on June 30, 2016 was $38,043.

A summary of the convertible notes payable balance as of June 30, 2016 and March 31, 2016 is as follows:

	June 30, 2016	March 31, 2016
Principal Balance	$1,416,871	$1,385,975
Unamortized discount	316,542	531,578
Ending Balance, net	$1,100,329	$854,396

The following is a roll-forward of the Company’s convertible notes and related discounts for the three months ended June 30, 2016:

	Principal Balance	Debt Discounts	Total
Balance March 31, 2016	$1,385,974	$(531,578)	$854,396
New issuances	62,362	(61,239)	1,123
Conversions	(23,406)	-	(23,406)
Cash payments	(8,059)	-	(8,059)
Amortization	-	276,276	276,276
Balance at June 30, 2016	$1,416,871	$(316,542)	$1,100,329

7. Derivative liabilities

The Company determined that the conversion features of the convertible notes represented embedded derivatives since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature is bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments are recorded as liabilities on the balance sheet with the corresponding amount recorded as a discount to each Note, with any excess of the fair value of the derivative component over the face amount of the note recorded as an expense on the issue date.. Such discounts are amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the derivative liabilities are recorded in other income or expenses in the condensed statements of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet.

The Company valued the derivative liabilities at June 30, 2016, and March 31, 2016, at $2,057,923 and $1,955,721, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions for the three months ended June 30, 2016; a risk-free interest rates from .26% to 1.76%, volatility of 300%, trading prices from $.0004 to $.235 per share and conversion prices from $.0002 to $.407 per share.

A summary of the activity related to derivative liabilities for the three months ended on balance as of June 30, 2016 is as follows:

June 30, 2016
Beginning Balance	$1,955,721
Initial Derivative Liability	95,553
Notes Converted or payments made	(97,429)
Fair Value Change	104,078
Ending Balance	$2,057,923

Derivative liability expense of $144,131 for the three months ended June 30, 2106, consisted of the initial derivative expense of $40,053 and the above fair value change of $104,078.

8. Stockholders' Deficit

Common stock

On June 17, 2016, the Financial Industry Regulatory Authority ("FINRA") announced the registrant's 1:2,500 reverse stock split of the registrant's common stock. The reverse stock split took effect on June 20, 2016. As of June 30, 2016, there are 1,954,596 shares of common stock issued and outstanding and 1,221 shares of common stock to be issued.

During the three months ended June 30, 2016, the Company issued 951,861 shares of common stock for conversion of $23,406 of principal and $2,447of accrued interest, for a total of $25,853 (see Note 6).

Preferred Stock

10,000,000 shares of preferred stock, $0.0001 par value have been authorized.

Series A Convertible Preferred Stock.

5,000,000 shares of preferred stock are designated as Series A Convertible Preferred Stock (Series A Preferred Stock”). Each share of Series A Convertible Preferred Stock is convertible at the election of the holder into .004 shares of common stock, subject to a 4.9% beneficial ownership limitation, but has no voting rights until converted into common stock. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the outstanding shares of Series A Convertible Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, whether from capital, surplus funds or earnings, and before any payment is made in respect of the shares of Common Stock, an amount equal to $2.50 per share of Series A Convertible Preferred Stock, subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like with respect to the Series A Convertible Preferred Stock, plus any and all accrued but unpaid dividends. The holders of Series A Convertible Preferred Stock are entitled to dividends when declared by the board of directors. As of June 30, 2016, there are no shares of Series A Preferred Stock outstanding.

Series B Preferred Stock

350,000 shares of preferred stock are designated as Series B Preferred Stock. Each share of Series B Preferred Stock is convertible at the election of the holder into .004 shares of common stock, subject to a 4.9% beneficial ownership limitation. Series B Preferred Stock has no voting rights until converted into common stock. The holders of the Series B Preferred Stock do not have any rights to dividends or any liquidation preferences. As of June 30, 2016, there are 264,503 shares of Series B Preferred Stock outstanding.

Series C Preferred Stock

1,000,000 shares of preferred stock are designated as Series C Preferred Stock. Each share of Series C Preferred Stock, as amended, is convertible at the election of the holder into 100 shares of common stock, and entitles the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company. The holders of the Series C Preferred Stock do not have any rights to dividends or any liquidation preferences. As of June 30, 2016, there are 319,768 shares of Series C preferred stock outstanding, of which 223,768 shares are owned by our Chairman and CEO, Dr. Cellucci. As collateral security on certain obligations of the Company, Dr. Cellucci has pledged all of his shares of Series C Preferred Stock to holders of certain convertible promissory notes (see note 6).

Stock Options

For the three months ended June 30, 2016, the Company did not issue any stock options, and there were no exercises of any existing stock options. For the three months ended June 30, 2016, the Company recorded an expense of $5,380 for the vesting of previously issued options. All option grants are 100% vested. The following table summarizes activities related to stock options of the Company for the three months ended June 30, 2016:

	Number of Options	Weighted- Average Exercise Price per share	Weighted- Average Remaining Life (Years)
Outstanding at March 31, 2016	102	$1,102.94	8.94
Outstanding at June 30, 2016	102	$1,102.94	8.69
Exercisable at June 30, 2016	90	$1,216.67	8.69

The following table summarizes stock option information as of June 30, 2016:

Exercise Prices	Outstanding	Weighted Average Contractual Life	Exercisable
$7,500.00	12	5.64 Years	12
$250.00	90	9.10 Years	78
Total	102	8.69 Years	90

Warrants

For the three months ended June 30, 2016, the Company did not grant any warrants, and there were no exercises of any existing warrants. The following table summarizes the activity related to warrants of the Company for the three months ended June 30, 2016:

	Number of Warrants	Weighted- Average Exercise Price per share	Weighted- Average Remaining Life (Years)
Outstanding at March 31, 2016	3,263	$446.52	4.24
Outstanding at June 30, 2016	3,263	$446.52	3.99
Exercisable at June 30, 2016	3,263	$446.52	3.99

9. Commitments and Contingencies

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

On January 27, 2016, one of the Company’s creditors, JSJ Investments Inc. (“JSJ”), sent a demand for payment of amounts allegedly owed by the Company to JSJ pursuant to a convertible note dated January 19, 2015, in the original principal amount of $100,000, and threatening potential legal action against the Company. Since that time, JSJ has continued to convert the note into shares of common stock and the parties are currently negotiating a settlement of remaining amounts due under the note.

On September 6, 2016, TCA commenced an action against the Company and the Company’s CEO, Dr. Cellucci, as “validity guarantor,” filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, for amounts owed to TCA by the Company under their revolving credit agreement with the Company. On April 21, 2017, the Company, Dr. Cellucci and TCA executed a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay $2,500 by April 30, 2017, $2,500 by May 31, 2017 and $405,357 on or before June 16, 2017. The Company has fully complied with its obligations under the settlement agreement, paying TCA all amounts owed thereunder within the times required, and the case has now been dismissed.

10. Subsequent Events

From July 1, 2016 through August 8, 2017 (the date the last conversion notice has been received), the Company has issued 7,047,673,724 shares of common stock in satisfaction of $1,007,165 and $147,968 of principal and accrued interest, respectively, pursuant to conversion notices received by the Company from convertible debt holders.

From July 21, 2016 through July 31, 2017, our CEO, has advanced to the Company, or made payments directly to vendors of the Company, in the aggregate $49,651. On May 4, 2017, the Company repaid our CEO $38,151 of the amount advanced.

On August 1, 2016, the Company entered into a consulting agreement with YKTG, LLC ("YKTG"), pursuant to which YKTG would, in consideration of the issuance of 10,000,000 shares of Company common stock, assist in the selection and management of subcontractors for new and forthcoming POs from major telecom carries (Verizon, Sprint, AT&T, etc.), offer PMO skills, systems, tools, and advice to the Company and the Company's strategic alliance partners, provide sales personnel and management to assist the Company with obtaining additional telecom purchase orders, provide sales leads for government telecom applications, assist the Company to drive sales for its existing indefinite delivery/indefinite quantity ("IDIQ") contracts, and assist the Company in updating its five-year strategic business plan. On August 3, 2016, the Company issued 10,000,000 shares to YKTG.

On August 8, 2016, the Company entered into a new Master Subcontract Agreement and $8,400,000 purchase order with YKTG clarifying the terms of the Company's previous agreement and purchase orders with YKTG for decommissioning tower services for a major telecom carrier, the identity of which the Company was unable to disclose pursuant to the prior agreements.

On August 11, 2016, the Company received a $438,000 purchase order from JWH Telecommunications Inc. relating to radio-swap tower services in Ohio.

On August 11, 2016, the Company received a $2,109,942 purchase order from JWH Telecommunications Inc. relating to LTE tower services.

On September 6, 2016, TCA commenced an action against the Company and the Company’s CEO, Dr. Cellucci, as “validity guarantor,” filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, for amounts owed to TCA by the Company under their revolving credit agreement with the Company. On April 21, 2017, the Company, Dr. Cellucci and TCA executed a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay $2,500 by April 30, 2017, $2,500 by May 31, 2017 and $405,357 on or before June 16, 2017. The Company has fully complied with its obligations under the settlement agreement, paying TCA all amounts owed thereunder within the times required, and the case has now been dismissed.

On May 1, 2017, the Company issued to a third-party investor, three convertible notes, two of which were for $50,000 each and one for $17,500, and three back end convertible notes, two of which were for $50,000 each and one for $25,000. All of the notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, convertible into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six month anniversary of the note the conversion price shall have ceiling of $0.0005. The three convertible notes were funded on May 1, 2017, when the Company received proceeds of $111,625, excluding transaction costs, fees and expenses.

On May 1, 2017, the Company issued to a third-party investor, three convertible notes, two of which were for $50,000 each and one for $17,500, and three back end convertible notes, two of which were for $50,000 each and one for $25,000. All of the notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, convertible into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. . Beginning on the six month anniversary of the note the conversion price shall have ceiling of $0.0005.The three convertible notes were funded on April 28, 2017 and May 3, 2017, when the Company received proceeds of $85,000 and $26,625, respectively, after disbursements for the lender’s transaction costs, fees and expenses.

On May 2, 2017, the Company issued a convertible note for legal services previously provided with a face value of $23,000 and stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 70% of the average of the three lowest closing bid prices for 10 days prior to conversion.

On May 3, 2017, the Company issued a convertible promissory note, with a face value of $124,775 and stated interest of 10% to Carebourn. The note is convertible at any time after ninety days following the funding of the note, convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on May 4, 2017, when the Company received proceeds of $100,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires 240 daily payments of $520 per day via ACH.

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

On June 8, 2017, the Company issued to a third-party investor a convertible promissory note for $140,750 and a back end convertible note for $140,750. The notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, convertible into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six month anniversary of the note the conversion price shall have ceiling of $0.0005.The note was funded on June 15, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses.

On June 8, 2017, the Company issued to a third-party investor a convertible promissory note for $140,750 and a back end convertible note for $140,750. The notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, convertible into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six month anniversary of the note the conversion price shall have ceiling of $0.0005.The note was funded on June 15, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses.

On June 9, 2017, the Company issued a convertible promissory note, with a face value of $165,025 and stated interest of 10% to Carebourn. The note is convertible at any time after ninety days following the funding of the note, convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on May 12, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires 240 daily payments of $680 per day via ACH.

On June 23, 2017, the Company issued a convertible promissory note, with a face value of $262,775 and stated interest of 10% to Carebourn. The note is convertible at any time after ninety days following the funding of the note, convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on June 23, 2017, when the Company received proceeds of $220,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires 180 daily payments of $1,460 per day via ACH.

On August 1, 2017, Dr. Cellucci as collateral security, pledged 111,884 shares of his Series C Preferred Stock to the convertible promissory notes issued to Carebourn on the following dates and amounts; February 8, 2016 $80,000, March 24, 2016, $19,000, June 3, 2016, $42,350, May 3, 2017, $124,775, June 9, 2017, $165,025 and June 23, 2017, $262,775. This pledge replaces the pledge dated March 23, 2016.

On August 2, 2017, the Company entered into a Strategic Alliance Agreement, dated August 3, 2017, with ProActive IT (“ProActive”), an Illinois corporation that provides information technology products and services, designating ProActive as the Company’s sales agent for government departments/agencies/units and privately owned and publicly traded companies within the State of Illinois, and providing for the cross-promotion of the parties products and services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended March 31, 2016 and 2015, and filed by the Company on Form 10-K with the Securities and Exchange Commission on July 21, 2017.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operation for Bravatek Solutions, Inc. for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Revenue

During the three months ended June 30, 2016, the Company had revenues of $45,149 as compared to revenues of $186,837 for the three months ended June 30, 2015. The 2015 revenue was attributable to sales to related parties as compared to the 2016 sales to third parties, including $15,750 of revenues recorded in barter transactions in exchange for advertising and promotional expenses.

Operating Expenses

For the three months ended June 30, 2016, the Company had operating expenses of $159,351 compared to $486,472 for the three months ended June 30, 2015. The decrease in operating expenses experienced by the Company was primarily attributable to decreases in research and development, professional fees, advertising and promotional costs and general and administrative costs.

Other Income (Expenses)

Other expenses for the three months ended June 30, 2016, were $493,788 compared to other income of $415,800 for the three months ended June 30, 2015. The increase was primarily due to changes in the fair value of derivatives of an increase of $144,131 for the three month ended June 30, 2016, compared to a decrease of $638,983 for the three months ended June 30, 2015. Additionally, increases in the amortization of debt discounts on convertible notes impacted the results.

Net Income (Loss)

The Company had a net loss of $620,397 for the three months ended June 30, 2016, as compared to net income of $97,726 for the three months ended June 30, 2015. The change in net loss experienced by the Company was primarily attributable to the increases in other expenses and lower sales, offset by the decreases on operating expenses as described above.

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

For the three months ended June 30, 2016, we primarily funded our business operations with $57,122 of cash collected from accounts receivable and $48,000 from the proceeds from convertible note financings. During the next twelve months, we collected approximately $168,800 from accounts receivable and received proceeds of $948,250 from the issuance of $1,069,125 of convertible promissory notes. These activities funded our business operations for the twelve months since June 30, 2016, as well as was used to pay off existing debt of $323,162, and to fund our Strategic Alliance Agreement with Helpcomm. We may conduct a private placement offering to seek to raise the necessary working capital to continue to fund our business operations, or continue to rely on the issuance of convertible promissory notes to fund our business operations.

As of June 30, 2016, we have cash of $2,947, as compared to $15,244 at March 31, 2016. The Company’s accounts receivable decreased to $18,844 as of June 30, 2016, from $46,898 as of March 31, 2016. As of June 30, 2016, we had current liabilities of $4,952,632 (including $2,057,923 of non-cash derivative liabilities) compared to current assets of $30,625 which resulted in working capital deficit of $4,922,007. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, note payable-related party and notes payable.

Operating Activities

For the three months ended June 30, 2016, net cash used in operating activities was $52,238 compared to $413,090 for the three months ended June 30, 2015. For the three months ended June 30, 2016, our net cash used in operating activities was primarily attributable to the net loss adjusted by amortization of debt discounts, derivative liability expenses non-cash interest and fees related to convertible promissory notes and depreciation. Net changes of $87,785 in operating assets and liabilities positively impacted the cash flows from operating activities. The 2015 results were primarily attributable to net income adjusted by amortization and depreciation, an increase in gain on derivative liability, an increase in accounts receivable, a decrease in accounts payable and accrued liabilities, and a decrease in accounts payable due to a related party.

Investing Activities

There was no investing activity for the three months ended June 30, 2016, compared to net cash used in investing activities of $134,440 during the three months ended June 30, 2015. The 2015 period change in net cash used by investing activities was primarily attributable to the fact that the Company purchased assets per the Asset Purchase Agreement with DCI dated June 2, 2015.

Financing Activities

For the three months ended June 30, 2016, the net cash provided by financing activities was $39,941, as compared to $348,835 for the three months ended June 30, 2015. The results for the 2016 period was the result of proceeds received of $48,000 from the issuance of $61,239 of convertible promissory notes and the repayment of $8,059 against convertible promissory notes. The 2015 activity was the result of proceeds from convertible promissory notes and proceeds received from a related party of $411,674 and $3,000 respectively, and the payment of $65,839 in a related party asset transaction.

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

Our significant accounting policies are summarized in Note 2 of our financial statements are included in the Company's Current Report on Form 10-K filed on July 21, 2017. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our CEO and CFO also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. The Company does not have an Audit Committee to oversee management activities, and the Company is dependent on third party consultants for the financial reporting function.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 27, 2016, one of the Company’s creditors, JSJ Investments Inc. (“JSJ”), sent a demand for payment of amounts allegedly owed by the Company to JSJ pursuant to a convertible note dated January 19, 2015, in the original principal amount of $100,000, and threatening potential legal action against the Company. Since that time, JSJ has continued to convert the note into shares of common stock and the parties are currently negotiating a settlement of remaining amounts due under the note.

On September 6, 2016, TCA commenced an action against the Company and the Company’s CEO, Dr. Cellucci, as “validity guarantor,” filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, for amounts owed to TCA by the Company under their revolving credit agreement with the Company. On April 21, 2017, the Company, Dr. Cellucci and TCA executed a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay $2,500 by April 30, 2017, $2,500 by May 31, 2017 and $405,357 on or before June 16, 2017. The Company has fully complied with its obligations under the settlement agreement, paying TCA all amounts owed thereunder within the times required, and the case has now been dismissed.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 6, 2016, the Company issued 43,259 shares of common stock to Carebourn Capital LP (“Carebourn”) in partial satisfaction of its obligations under, and the holder's election to convert a $6,489 portion of, the Company's convertible promissory note issued to Carebourn on October 12, 2015.

On April 13, 2016, the Company issued 51,014 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $7,652 portion of, the Company's convertible promissory note issued to Carebourn on October 12, 2015.

On May 18, 2016, the Company issued 25,378 shares of common stock to LG Capital Funding, LLC (“LG”) in partial satisfaction of its obligations under, and the holder's election to convert a $4,251 portion of, the Company's convertible promissory back end note, which included $4,000 in principal and a $251 portion of accrued interest issued to LG on January 9, 2015.

On June 22, 2016, the Company issued 55,115 shares of common stock to LG in partial satisfaction of its obligations under, and the holder's election to convert a $1,846 portion of, the Company's convertible promissory back end note, which included $1,725 in principal and a $121 portion of accrued interest issued to LG on January 9, 2015.

On June 22, 2016, the Company issued 107,049 shares of common stock to Union Capital, LLC ("Union") in partial satisfaction of its obligations under, and the holder's election to convert a $589 portion of, the Company's convertible promissory note, which included $500 in principal and $89 in accrued interest, issued to Union on December 19, 2014.

On June 22, 2016, the Company issued 54,733 shares of common stock to YP Holdings, LLC (“YP”) in partial satisfaction of its obligations under, and the holder's election to convert $1,642 portion of accrued interest, on the Company’s convertible promissory note issued to YP Holdings on August 17, 2015.

On June 23, 2016, the Company issued 54,759 shares of common stock to JSJ Investments, Inc. (“JSJ”) n partial satisfaction of its obligations under, and the holder's election to convert a $301 portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On June 24, 2016, the Company issued 111,393 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $613 portion of, the Company's convertible promissory note, which included $520 in principal and $93 in accrued interest, issued to Union on December 19, 2014.

On June 28, 2016, the Company issued 150,118 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $826 portion of, the Company's convertible promissory note, which included $700 in principal and $126 in accrued interest, issued to Union on December 19, 2014.

On June 29, 2016, the Company issued 75,091 shares of common stock to Adar Bays, LLC (“Adar Bays”) in partial satisfaction of its obligations under, and the holder's election to convert a $413 portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On June 29, 2016, the Company issued 73,748 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a $406 portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On June 29, 2016, the Company issued 75,238 shares of common stock to Rock Capital, LLC ("Rock Capital") in partial satisfaction of its obligations under, and the holder's election to convert a $1,280 portion of, the Company's convertible promissory note, which included $815 in principal and $465 in accrued interest, issued to Rock Capital on January 27, 2016.

On June 30, 2016, the Company issued 150,204 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $826 portion of, the Company's convertible promissory note, which included $700 in principal and $126 in accrued interest, issued to Union on December 19, 2014.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description
3.1	Articles of Incorporation (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.2	Bylaws (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

3.4	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.5	Certificate of Designation of Series C Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.6	Articles of Amendment to Articles of Incorporation (changing the Company’s name) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

3.7	Articles of Amendment to Articles of Incorporation (increasing the Company’s authorized common stock) (incorporated by reference to our Current Report on Form 8-K filed on June 6, 2016)

3.8	Articles of Amendment to Articles of Incorporation (amending the Designation of the Series C Preferred Stock) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

10.1	Commodity Classification Document (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

10.2	Director Agreement and Restricted Shares Agreement dated March 27, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

10.3	Employment Agreement and Restricted Shares Agreement dated June 16, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on June 18, 2014)

10.4	Amendments to Employment Agreement and Restricted Shares Agreement with Thomas Cellucci (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2016)

10.5	Asset Purchase Agreement with Dependable Critical Infrastructure, Inc. dated June 2, 2015 (incorporated by reference to our Form 8-K filed on June 9, 2015)

10.6	Settlement Agreement with Global Capital Corporation dated June 10, 2015 (incorporated by reference to our Form 8-K filed on June 16, 2015)

10.7	Settlement Agreement with Micro-Tech Industries, Ltd., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

10.8	Settlement Agreement with Whonon Trading S.A., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

10.9	Consulting Agreement dated December 1, 2015, with Debbie King (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.10	Amendment to Consulting Agreement dated March 1, 2016, with Debbie King (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.11	Director Agreement and Nonqualified Stock Option Agreement dated July 23, 2015, with Debbie King (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.12	Director Agreement and Nonqualified Stock Option Agreement dated July 23, 2015, with Charles Brooks (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.13	Director Agreement and Nonqualified Stock Option Agreement dated August 26, 2015, with Hans Holmer (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.14	Reseller Agreement with i3 Integrative Creative Solutions, LLC, dated April 17, 2017 (incorporated by reference to our Form 8-K filed on April 18, 2017)

10.15	Strategic Alliance Agreement with Mile High Construction dated June 2, 2017 (incorporated by reference to our Form 8-K filed on June 2, 2017)

10.16	Strategic Alliance Agreement with HelpComm dated June 6, 2017 (incorporated by reference to our Form 8-K filed on June 7, 2017)

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed July 13, 2010)

31.1*	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

__________

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

BRAVATEK SOLUTIONS, INC.

Date: August 9, 2017	By:	/s/ Thomas A. Cellucci
Thomas A. Cellucci
CEO

