Form 10-Q
period 2016-09-30
Bravatek Solutions, Inc.
filed 2017-08-23
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

866-204-6703

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

As of August 21, 2017, the Company had 7,504,753,526 issued and outstanding shares of common stock.

BRAVATEK SOLUTIONS, INC.

BRAVATEK SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2016	2016
ASSETS
CURRENT ASSETS
Cash	$994	$15,244
Accounts receivable	15,537	46,898
Prepaid expenses	-	1,150
Other assets	4,236	9,952
TOTAL CURRENT ASSETS	20,767	73,244

Property and equipment, net	33,366	37,631
Intangible assets, net	26,846	36,934

TOTAL ASSETS	$80,979	$147,809

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Convertible notes payable, net of discount	$1,193,437	$854,396
Notes payable, net of discount	1,142,627	1,093,598
Notes payable related party	106,500	105,000
Accounts payable and accrued liabilities	192,917	136,831
Accounts payable-related party	174,250	106,500
Accrued interest	338,845	246,745
Accrued interest related party	16,829	11,550
Derivative liabilities	2,685,517	1,955,721
TOTAL CURRENT LIABILITIES	5,850,922	4,510,341

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock (5,000,000 Shares Authorized; Par Value $0.0001, -0- shares issued and outstanding at September 30, 2016 and March 31, 2016)	-	-
Series B preferred stock (350,000 Shares Authorized; Par Value $0.0001, 264,503 shares issued and outstanding at September 30, 2016 and March 31, 2016)	26	26
Series C preferred stock (1,000,000 Shares Authorized; Par Value $0.0001, 319,768 shares issued and outstanding at September 30, 2016 and March 31, 2016)	32	32
Common stock (10,000,000,000 Shares Authorized; No Par Value; 78,333,647 and 998,236 shares issued and outstanding as at September 30, 2016 and March 31, 2016, respectively)	3,608,661	3,461,300
Common stock to be issued (1,221 shares issuable as at September 30, 2016 and March 31, 2016)	66,917	66,917
Deferred stock compensation	-	(5,380)
Additional paid in capital	10,048,090	9,880,912
Accumulated deficit	(19,493,670)	(17,766,338)
TOTAL STOCKHOLDERS' DEFICIT	(5,769,943)	(4,362,532)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$80,979	$147,809

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRAVATEK SOLUTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Sales, related party	$94,828	$-	$94,828	$186,837
Sales, other	12,543	62,973	57,692	62,973
Total sales	107,371	62,973	152,520	249,810
Cost of services	87,682	65,348	100,089	83,787
GROSS PROFIT (LOSS)	19,689	(2,375)	52,431	166,023

OPERATING EXPENSES
Management fees and expenses, related parties	29,000	54,000	98,500	129,000
Advertisement and promotion	9,624	27,698	25,724	58,649
General and administrative	17,119	60,424	29,699	128,989
Research and development	2,250	171,606	21,494	408,249
Professional fees	135,569	99,833	170,673	168,271
Amortization and depreciation	7,529	8,475	14,352	15,350
TOTAL OPERATING EXPENSES	201,091	422,036	360,442	908,508

OPERATING LOSS	(181,402)	(424,411)	(308,011)	(742,485)

OTHER INCOME (EXPENSES)
Interest expense	(59,601)	(60,754)	(116,493)	(116,101)
Interest expense related party	(3,704)	-	(5,279)	(9,973)
Other income	2,400	-	12,000	-
Gain (loss) on fair value of derivatives	(697,343)	(69,560)	(841,474)	569,423
Amortization of debt discount	(167,284)	(362,578)	(468,074)	(520,441)
TOTAL OTHER EXPENSES, NET	(925,532)	(492,892)	(1,419,320)	(77,092)

NET LOSS	$(1,106,934)	$(917,303)	$(1,727,331)	$(819,577)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	21,397,882	10,523	11,324,553	8,952

LOSS PER SHARE
Basic and diluted	$(0.05)	$(87.17)	$(0.15)	$(91.55)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRAVATEK SOLUTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,727,331)	$(819,577)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	14,353	15,350
Non cash interest and fees	7,500	-
Common stock and options issued for compensation	76,380	27,349
Common stock issued for services	-	8,797
Non cash advertising expenses (barter)	23,625	-
Amortization of debt discounts	468,073	520,441
(Gain) loss on fair value of derivatives	841,474	(569,423)
Changes in operating assets and liabilities:
Accounts receivable	7,736	(249,853)
Prepaid expenses and other recevables	6,866	37,744
Accounts payable and accrued liabilities	156,769	263,778
Accounts payable and accrued liabilities, related party	73,029	-
Accrued interest on loan-related party	-	20,055
Accounts payable-related party	-	(13,200)
NET CASH USED IN OPERATING ACTIVITIES	(51,526)	(754,601)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and computer equipment	-	(43,279)
NET CASH USED IN INVESTING ACTIVITIES	-	(43,279)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds used in related party asset transfer	-	(157,000)
Payments of principal on notes payable	-	(15,000)
Payments of principal on convertible notes payable	(12,224)	-
Payments to loan-related party	-	(51,512)
Proceeds from issuance of convertible debt	48,000	784,174
Proceeds from loan-related party	1,500	51,512
NET CASH PROVIDED BY FINANCING ACTIVITIES	37,276	612,174

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,250)	(185,706)

CASH AND CASH EQUIVALENTS
Beginning of period	15,244	203,072
End of period	$994	$17,366

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,809	$-
Cash paid for income taxes	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued in settlement of debt and interest on convertible debt	$76,361	$649,426
Original issue discounts	$5,739	$813,008
Original debt discount against derivative liabilities	$55,500	$-
Common stock issued to satisfy common stock to be issued	$-	$3,496
Initial value of derivative liabilities	$95,553	$1,669,633
Asset and intangibles purchased from related party with common stock	$-	$740,000
Reclassification of derivatives upon conversion of convertible debt	$167,178	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2016

(UNAUDITED)

1. Nature of Operations

Bravatek Solutions, Inc. a Colorado corporation ("the Company"), was incorporated on April 19, 2007. Effective September 29, 2015, the Company changed its name to "Bravatek Solutions, Inc." in order to better reflect the Company's expanding operations and strategy. The Company's business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, tools and systems, including telecom services. Solutions span a diverse variety of world-wide markets including, but not limited to, email security, user authentication, telecommunications and cyber breach protection.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed unaudited financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form 10-K for the year ended March 31, 2016, filed with the SEC on July 21, 2017. Interim results of operations for the three and six months ended September 30, 2016 and 2015 are not necessarily indicative of future results for the full year. Certain amounts from the 2015 period have been reclassified to conform to the presentation used in the current period.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near-term due to one or more future non-conforming events. Accordingly, actual results could differ significantly from estimates.

Fiscal Year

The Company's fiscal year-end is March 31.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents.

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and six months ended September 30, 2016 and 2015, and the accounts receivable balance as of September 30, 2016:

	Sales % Three Months Ended September 30, 2016	Sales % Three Months Ended September 30, 2015	Sales % Six Months Ended September 30, 2016	Sales % Six Months ended September 30, 2015	Amount due as of September 30, 2016
Customer A, related party	88.0%	-	62.0%	-	$15,537
Customer B, related party	-	-	-	50.3%	-
Customer C, related party	-	-	-	23.8%	-
Customer D	-	100.0%	-	25.2%	-

Accounts Receivable/Allowance for Doubtful Accounts

The Company records its client receivables and unbilled services at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and unbilled services and establishes allowances based on historical experience and other currently available information. As of September 30, 2016, and March 31, 2016, management determined there was no need to establish an allowance for doubtful accounts because there had been little history of nonpayment or indicators of credit risk, such as bankruptcy.

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

Depreciation expense was $2,457 and $4,264 for the three and six months September 30, 2016, respectively, and $3,403 and $5,262 for the three and six months ended September 30, 2015, respectively.

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

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. During the six months ended September 30, 2016, the Company incurred no capitalized software development costs. Capitalized software is amortized over the software's estimated economic life of 3 years. For the three and six months ended September 30, 2016 and 2015, amortization expense for capitalized software development was $5,072 and $10,088, respectively.

Research and Development

Costs and expenses that can be clearly identified as research and development (“R&D”) are charged to expense as incurred in accordance with GAAP. All research and development costs have been expensed as incurred, totaling $2,250 and $21,494 for the three and six months ended September 30, 2016, respectively, and $171,606 and $408,249 for the three and six months ended September 30, 2015, respectively. During the six months ended September 30, 2016, the Company had no development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software.

Advertising and Promotions

The Company expenses advertising costs as incurred. Advertising expenses for the three and six months ended September 30, 2016, were $9,624 and $25,724, respectively, and for the three and six months ended September 30, 2015, were $27,698 and $58,649, respectively. Advertising expenses of $7,875 and $23,625 for the three and six months ended September 30, 2016 were the result of barter transactions, whereby, the Company received advertising and promotional services in exchange for sales of software.

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

Uncertainty as a Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception (April 19, 2007) through September 30, 2016 of $19,493,670 and has a working capital deficit of $5,830,155 as of September 30, 2016, which raises substantial doubt about its ability to continue as a going concern.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2016 and March 31, 2016 for each fair value hierarchy level:

September 30, 2016	Derivative Liability	Total
Level I	$-	$-
Level II	$-	$-
Level III	$2,685,517	$2,685,517
March 31, 2016
Level I	$-	$-
Level II	$-	$-
Level III	$1,955,721	$1,955,721

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

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the quarter ended September 30, 2016, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, that are of significance or potential significance to us.

4. Related party activity

Revenues

For the three and six months ended September 30, 2016, and 2015, related party sales were $94,497 and $94,828, respectively, representing sales of 88% and 62%, respectively for each period. The party that accounted for $94,497 of revenues the three and six months ended September 30, 2016, was temporarily a related party based on the percentage of shares owned of the issued and outstanding common stock of the Company at the time of the sales. The party is no longer a related party. For the six months ended September 30, 2015, the Company recorded sales to three related party companies in the amounts of $125,682, $59,404 and $1,750, respectively. The sales of $1,750 were to a limited liability company controlled by the Company’s chief executive officer (“CEO”). Total related party revenues for the six months ended September 30, 2015 was $186,837

Notes payable

The Company issued multiple unsecured notes payable from June 27, 2015 to September 30, 2016, to the Company’s CEO, for amounts advanced to the Company, or paid by the CEO, on behalf of the Company, totaling $158,258. The notes carry interest at 10% per annum and are due on demand. As of September 30, 2016, and March 31, 2016, the principal balance of the notes was $106,500 and $105,000 (included in note payable related party in the balance sheets presented herein), and included in accrued interest related party is the accrued and unpaid interest as of September 30, 2016, and March 31, 2016, of $16,829 and $11,550, respectively. For the three and six months ended September 30, 2016, the Company recorded interest expense related party of $3,704 and $5,279, respectively.

Management Fees

For the three and six months ended September 30, 2016 and 2015, the Company recorded expenses to its officers the following amounts:

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
CEO	$14,000	$49,000	$56,000	$124,000
CFO	15,000	5,000	42,500	5,000
Total	$29,000	$54,000	$98,500	$129,000

Included in the CEO’s three and six months ended September 30, 2016, compensation is a credit of $28,000, whereby, the CEO agreed to reduce past amounts due. As of September 30, 2016, included in accounts payable - related party is $159,000 and $15,250, for amounts owed the Company’s CEO and CFO, respectively, for unpaid fees.

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

On June 15, 2015, Company entered into a Settlement Agreement and Partial Waiver and Release (the "Settlement Agreement") with Global. Global owned 2,377,500 shares of the Company's Series A Convertible Preferred Stock, and is the holder of outstanding promissory notes in the original principal amount of $558,500, with accrued interest thereon due to Global of approximately $267,960 (the "Global Notes") immediately prior to the Settlement Agreement. Pursuant to the Settlement Agreement, Global agreed to (1) waive interest due of $267,960 under the Global Notes and $158,500 of principal, such that only $400,000 of principal and interest would be considered outstanding as of the settlement agreement date, and (2) immediately return all of the Preferred Stock to the Company for cancellation, in consideration for the Company issuing 856 shares of common stock to Global. As of September 30, 2016, and March 31, 2016, the note balance was $400,000. As of June 15, 2015, the note is payable on demand as part of the Settlement Agreement. Accrued interest as of September 30, 2016, and March 31, 2016, was $40,110.

The Company issued five notes from December 18, 2012 to May 30, 2013 totaling $199,960 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from December 18, 2014 through May 30, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no change in original terms of the agreements. The notes payable were again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement. As of September 30, 2016, and March 31, 2016 the note balance was $199,960 and the notes are currently in default. Accrued interest as of September 30, 2016 and March 31, 2016, was $72,786 and $62,788, respectively.

The Company issued six notes from July 12, 2013 to June 16, 2014 totaling $230,828 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from July 12, 2014 through June 16, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no change in original terms of the agreements. The notes payable were again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreements. As of September 30, 2016, and March 31, 2016 the note balance was $230,828 and the notes are currently in default Accrued interest as of September 30, 2016, and March 31, 2016, was $63,223 and $51,682, respectively.

On June 2, 2015, as part of the Asset Purchase Agreement with DCI, the Company assumed limited liabilities associated with Viking (loan payment for Chevrolet truck in the amount of $668 per month with a principal balance of $36,202, and a loan payment to Joshua Claybaugh of $5,000 per month for 11 months for a total of $55,000). The Chevrolet truck loan was paid off as of March 31, 2016. As of September 30, 2016, and March 31, 2016, the loan with Joshua Claybaugh had a remaining principal balance of $20,000. There was no accrued interest as of September 30, 2016, and March 31, 2016.

The Company entered into a Senior Secured Credit Facility Agreement (the “Credit Agreement”) dated June 30, 2015 with TCA Global Credit Master Fund, LP (“TCA”) that was executed on June 30, 2015 and made effective as of November 25, 2015, which was to allow the Company to borrow up to $3,000,000. The Credit Agreement bears interest at 18%, compounded annually, and matured on January 25, 2017. The loan is secured against all existing and after-acquired tangible and intangible assets of the Company. On November 25, 2015, the Company received $310,600, net of loan costs and fees of $39,400. In connection with the Credit Agreement, the Company issued 1,412 shares of common stock upon execution valued by TCA at $75,000 as an advisory fee payment. The Company recorded the advisory fee and loan cost and fees of $114,400 as a discount to the TCA note and will amortize the costs over the maturity of the note. Accordingly, for the three and six months ended September 30, 2016, the Company expensed $24,515 and $46,029, respectively, included in amortization of debt discount in the Condensed Consolidated Statement of Operations presented herein. As of September 30, 2016, and March 31, 2016, the TCA loan had a principal balance of $323,162. Interest expense was $14,542 and $29,424 for the three and six months ended September 30, 2016, respectively. Accrued interest as of September 30, 2016, and March 31, 2016, was $14,542 and $0, respectively.

A summary of the notes payable balance as of September 30, 2016 is as follows:

Principal Balance	$1,173,950
Unamortized discount	(31,323)
Ending Balance, net	$1,142,627

The following is a roll-forward of the Company’s notes payable and related discounts for the six months ended September 30, 2016:

	Principal Balance	Debt Discounts	Total
Balance March 31, 2016	$1,173,950	$(80,352)	$1,093,598
Amortization	-	49,029	49,029
Balance at September 30, 2016	$1,173,950	$(31,323)	$1,142,627

On September 6, 2016, TCA commenced an action against the Company and the Company’s CEO, Dr. Cellucci, as “validity guarantor,” filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, for amounts owed to TCA by the Company under their revolving credit agreement with the Company. On April 21, 2017, the Company, Dr. Cellucci and TCA executed a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay $2,500 by April 30, 2017, $2,500 by May 31, 2017 and $405,357 on or before June 16, 2017. The Company fully complied with its obligations under the settlement agreement, paying TCA all amounts owed thereunder within the times required, and the case has now been dismissed.

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

On December 19, 2014, the Company issued a convertible note payable, with a face value of $156,000 and stated interest of 8% to a third-party investor. The note is convertible, at any time following the funding of the note, into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid price for 20 days prior to conversion. For the six months ended September 30, 2016, the investor converted a total of $12,380 of the face value and $2,332 of accrued interest into 6,593,919 shares of common stock. As of September 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $1,125 and $13,505, respectively.

On December 19, 2014, the Company issued a convertible back end note, with a face value of $156,000 and stated interest of 8% to a third-party investor. The note is convertible at any time following the funding of the note, into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid price for 20 days prior to conversion. The note was funded on June 18, 2015, when the Company received proceeds of $143,333, net of $12,663 of OID and costs. For the six months ended September 30, 2016, the investor converted a total of $7,000 of the face value and $1,044 of accrued interest into 23,082,672 shares of common stock. As of September 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $149,000 and $156,000, respectively.

On December 19, 2014, the Company issued a convertible note payable, with a face value of $156,000 and stated interest of 8% to a third-party investor. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 67% of the lowest closing bid price for 20 days prior to conversion. For the six months ended September 30, 2016, the investor converted a total of $7,210 of the face value into 5,722,184 shares of common stock. As of September 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $51,290 and $58,500, respectively.

On December 19, 2014, the Company issued a convertible back end note, with a face value of $156,000 and stated interest of 8% to a third-party investor. The note is convertible at any time following the funding of the note, into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid price for 20 days prior to conversion. The note was funded on June 18, 2015, when the Company received proceeds of $143,333, net of $12,663 of OID and costs. As of September 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $156,000.

On January 11, 2015, the Company issued two convertible promissory notes in the principal amount of $52,000 each. One of the notes was funded on January 13, 2015, with the Company receiving $47,500 of net proceeds after payment of legal and origination expenses. The note bears interest at the rate of 8% per annum, is due and payable on January 9, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to 67% of the lowest closing bid price on the OTCQB during the 15 prior trading days. The second note, which was funded on August 7, 2015, has the same interest and conversion terms as the first note, but may be offset by a secured promissory note issued to the Company for $50,000, due on September 9, 2015, and accruing interest at the rate of 8% per annum. For the six months ended September 30, 2016, the investor converted a total of $12,490 of the face value and $1,067 of accrued interest into 11,682,681 shares of common stock. As of September 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $39,510 and $52,000, respectively.

On January 19, 2015, the Company issued a convertible promissory note in the face amount of $100,000, which bears interest at the rate of 12% per annum, is due and payable on July 16, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to the lesser of (a) 55% of the lowest trading price during the 20 days preceding the execution of the note, or (b) 55% of the of the lowest traded price during the 20 trading days preceding conversion. The note was funded on January 28, 2015, with the Company receiving $93,000 of net proceeds after payment of legal and origination expenses. For the six months ended September 30, 2016, the investor converted a total of $6,942 of the face value into 8,694,132 shares of common stock. As of September 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $51,881 and $58,823, respectively.

On January 21, 2015, the Company issued a convertible promissory note in the face amount of $400,000, of which the Company is to assume $40,000 in original interest discount ("OID"), which together with any unpaid accrued interest is due two years after any funding of the note. The note is to be funded at the note holder's discretion, and the initial tranche was funded on January 21, 2015, when the Company received cash in the amount of $50,000, and received an additional $25,000 on April 28, 2015. The note is pre-payable for 90 days without interest, and incurs a one-time interest charge of 12% thereafter. The note balance funded (plus a pro rata portion of the OID together with any unpaid accrued interest) is convertible into shares of Company common stock at a conversion price equal to the lesser of $0.08 or 60% of the lowest traded price during the 25 prior trading days. As of September 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $15,480.

On August 17, 2015, the Company issued a convertible promissory note in the face amount of $325,000, which bears interest at the rate of 10% per annum, is due and payable on August 17, 2016, and may be converted at any time after funding into shares of Company common stock at a conversion price equals the lesser of $.02 or 70% of the closing trading prices immediately preceding the conversion date. In conjunction with the convertible note issued by the Company, the Company issued 2,064 warrants valued at $412,698. The warrants have an exercise price of $270, subject to adjustment, and expire on August 17, 2020. For the six months ended September 30, 2016, the investor converted a total of $2,401 of accrued and unpaid interest into 2,587,717 shares of common stock. As of September 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $325,000.

On October 12, 2015, the Company issued a replacement convertible promissory note in the face amount of $110,351, to Carebourn Capital LP (“Carebourn”) that replaces the convertible promissory note issued on April 10, 2015, with a face value of $105,000, and accrued interest of $5,351. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. For the six months ended September 30, 2016, the investor converted a total of $22,065 of the face value into 8,892,369 shares of common stock. Additionally, Carebourn assigned $10,000 of the note to Carebourn Partners. As of September 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $2,243 and $34,308, respectively. On March 23, 2016, as collateral security for this note and the $80,000 convertible promissory note entered into with Carebourn on February 8, 2016, the Company’s CEO agreed to pledge 111,884 shares of his Series C Preferred Stock.

Also on October 12, 2015, Carebourn and the Company assigned $15,000 of the replacement issued to Carebourn, to More Capital, LLC. (“More Capital”). The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. As of September 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $2,050.

On October 26, 2015, the Company issued a convertible note, with a face value of $110,000 and stated interest of 10% to a third-party investor, of which the company was to assume an OID of $10,000. The outstanding balance of this note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the lowest average of the three lowest closing bid prices for 20 days prior to conversion. The investor sold $25,000 of the note on April 27, 2016, and the Company issued a replacement note to the buyer, as described below. On June 7, 2016, the Company and the third-party investor agreed to extend the maturity of the note from July 26, 2016 to October 26, 2016, and to require daily payments of $250 per day via ACH. For the six months ended September 30, 2016, the Company paid $6,003 of the note. As of September 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $78,997 and $110,000, respectively.

On October 27, 2015, the Company issued a convertible note, with a face value of $110,000 and stated interest of 8% to a third-party investor, of which the company was to assume an OID of $10,000. The outstanding balance of this note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the lowest average of the three lowest closing bid prices for 20 days prior to conversion. As of September 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $110,000.

On November 12, 2015, the Company issued a replacement convertible promissory note in the face amount of $47,808, to Carebourn that replaces the collateralized secured convertible promissory issued on February 3, 2015, that had a remaining face value of $43,479 and accrued interest of $4,326. The replacement note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. As of September 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $47,808.

On November 27, 2015, the Company issued a convertible note for legal services previously provided with a face value of $27,000 and stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 70% of the average of the three lowest closing bid prices for 10 days prior to conversion. As of September 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $27,000.

On January 5, 2016, the Company issued a convertible note for legal services previously provided with a face value of $20,000 and stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 70% of the average of the three lowest closing bid prices for 10 days prior to conversion. As of September 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $20,000.

On February 4, 2016, the Company issued a convertible note, with a face value of $82,500 and stated interest of 8% to a third-party investor, LG Capital Funding LLC (“LG”), of which the Company was to assume an OID of $7,500, and stated interest of 8% to a third-party investor. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. As of September 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $82,500. The Company’s CEO agreed to guarantee this note by pledging 111,884 shares of his Series C Preferred Stock.

On February 8, 2016, the Company issued a convertible note, with a face value of $80,000 and stated interest of 10% to a third-party investor, Carebourn, of which the Company was to assume an original issue discount of $5,000. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion and a maturity date of November 8, 2016. As of September 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $80,000. On March 23, 2016, as collateral security for this note and the $110,351 convertible promissory note entered into with Carebourn on October 12, 2015, the Company’s CEO agreed to pledge 111,884 shares of his Series C Preferred Stock.

On March 24, 2016, the Company issued a convertible note, with a face value of $19,000 and stated interest of 10% to a third-party investor, Carebourn, of which the company received $16,000 in proceeds. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion and matured on December 24, 2016. As of September 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $19,000.

On March 24, 2016, the Company issued a convertible note, with a face value of $18,000 and stated interest of 10% to a third-party investor, of which the Company received $15,000 in proceeds. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion and a maturity date of December 24, 2016. As of September 30, 2016, and March 31, 2016, the outstanding principal amount of the note was $18,000.

On April 11, 2016, the Company issued a convertible note, with a face value of $18,889 and stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The Company received proceeds of $13,000 on April 28, 2016, of $13,000, after disbursements for the lender’s transaction costs, fees, and expenses. The embedded feature included in the note resulted in an initial debt discount of $17,000 an initial derivative liability expense of $11,880 and an initial derivative liability of $28,880. As of September 30, 2016, the outstanding principal amount of the note was $18,889.

On April 11, 2016, the Company issued a replacement convertible promissory note in the face amount of $26,123, to a third-party investor that replaces part of the convertible promissory note issued on October 26, 2015, with a face value of $25,000, and accrued interest of $1,123. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. For the six months ended September 30, 2016, the investor converted a total of $815 of the face value and $615 of accrued interest and fees into 75,238 shares of common stock. As of September 30, 2016, the outstanding principal amount of the replacement note was $25,308.

On June 3, 2016, the Company issued a convertible note, with a face value of $42,350 and stated interest of 12% to a third-party investor. The note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The Company received proceeds on June 3, 2016, of $35,000, after disbursements for the lender’s transaction costs, fees, and expenses. The embedded feature included in the note resulted in an initial debt discount of $38,500, an initial derivative liability expense of $28,173 and an initial derivative liability of $66,673. The note also requires 177 daily payments of $239 per day via ACH. For the six months ended September 30, 2016, the Company paid $6,003 of the note. The balance of the note on September 30, 2016 was $36,129.

A summary of the convertible notes payable balance as of September 30, 2016 and March 31, 2016 is as follows:

	September 30, 2016	March 31, 2016
Principal Balance	$1,367,209	$1,385,975
Unamortized discount	173,772	531,578
Ending Balance, net	$1,193,437	$854,396

The following is a roll-forward of the Company’s convertible notes and related discounts for the six months ended September 30, 2016:

	Principal Balance	Debt Discounts	Total
Balance March 31, 2016	$1,385,974	$(531,578)	$854,396
New issuances	62,362	(61,239)	1,123
Conversions	(68,902)	-	(68,902)
Cash payments	(12,224)	-	(12,224)
Amortization	-	419,045	419,045
Balance at September 30, 2016	$1,367,209	$(173,772)	$1,193,437

7. Derivative liabilities

The Company determined that the conversion features of the convertible notes represented embedded derivatives since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature is bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments are recorded as liabilities on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note, with any excess of the fair value of the derivative component over the face amount of the note recorded as an expense on the issue date. Such discounts are amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the derivative liabilities are recorded in other income or expenses in the condensed consolidated statements of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet.

The Company valued the derivative liabilities at September 30, 2016, and March 31, 2016, at $2,685,517 and $1,955,721, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions for the six months ended September 30, 2016; a risk-free interest rates from .26% to 1.76%, volatility of 419%, trading prices from $.0004 to $.235 per share and conversion prices from $.0002 to $.407 per share.

A summary of the activity related to derivative liabilities for the six months ended on September 30, 2016 is as follows:

September 30, 2016
Beginning Balance	$1,955,721
Initial Derivative Liability	95,553
Reclassification for Notes Converted	(167,178)
Fair Value Change	801,421
Ending Balance	$2,685,517

Derivative liability expense of $841,474 for the six months ended September 30, 2106, consisted of the initial derivative expense of $40,053 and the above fair value change of $801,421.

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

During the six months ended September 30, 2016, the Company issued 67,330,911 shares of common stock for conversion of $68,902 of principal and $7,459 of accrued interest, for a total of $76,361 (see Note 6).

On August 1, 2016, the Company entered into a consulting agreement with YKTG, LLC ("YKTG"), pursuant to which YKTG would, in consideration of the issuance of 10,000,000 shares of Company common stock, assist in the selection and management of subcontractors for new and forthcoming POs from major telecom carries (Verizon, Sprint, AT&T, etc.), offer PMO skills, systems, tools, and advice to the Company and the Company's strategic alliance partners, provide sales personnel and management to assist the Company with obtaining additional telecom purchase orders, provide sales leads for government telecom applications, assist the Company to drive sales for its existing indefinite delivery/indefinite quantity ("IDIQ") contracts, and assist the Company in updating its five-year strategic business plan. On August 3, 2016, the Company issued the 10,000,000 shares to YKTG. The Company valued the shares at $0.0071 per share (the market price on the date of the consulting agreement), and recorded stock compensation expense of $71,000 for the three and six months ended September 30, 2016.

As of September 30, 2016, there are 78,333,647 shares of common stock issued and outstanding and 1,221 shares of common stock to be issued.

Preferred Stock

10,000,000 shares of preferred stock, $0.0001 par value have been authorized.

Series A Convertible Preferred Stock.

5,000,000 shares of preferred stock are designated as Series A Convertible Preferred Stock (Series A Preferred Stock”). Each share of Series A Convertible Preferred Stock is convertible at the election of the holder into .004 shares of common stock, subject to a 4.9% beneficial ownership limitation, but has no voting rights until converted into common stock. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the outstanding shares of Series A Convertible Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, whether from capital, surplus funds or earnings, and before any payment is made in respect of the shares of Common Stock, an amount equal to $2.50 per share of Series A Convertible Preferred Stock, subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like with respect to the Series A Convertible Preferred Stock, plus any and all accrued but unpaid dividends. The holders of Series A Convertible Preferred Stock are entitled to dividends when declared by the board of directors. As of September 30, 2016, there are no shares of Series A Preferred Stock outstanding.

Series B Preferred Stock

350,000 shares of preferred stock are designated as Series B Preferred Stock. Each share of Series B Preferred Stock is convertible at the election of the holder into .004 shares of common stock, subject to a 4.9% beneficial ownership limitation. Series B Preferred Stock has no voting rights until converted into common stock. The holders of the Series B Preferred Stock do not have any rights to dividends or any liquidation preferences. As of September 30, 2016, there are 264,503 shares of Series B Preferred Stock outstanding.

Series C Preferred Stock

1,000,000 shares of preferred stock are designated as Series C Preferred Stock. Each share of Series C Preferred Stock, as amended, is convertible at the election of the holder into 100 shares of common stock, and entitles the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company. The holders of the Series C Preferred Stock do not have any rights to dividends or any liquidation preferences. As of September 30, 2016, there are 319,768 shares of Series C preferred stock outstanding, of which 223,768 shares are owned by our Chairman and CEO, Dr. Cellucci. As collateral security on certain obligations of the Company, Dr. Cellucci has pledged all of his shares of Series C Preferred Stock to holders of certain convertible promissory notes (see note 6).

Stock Options

For the six months ended September 30, 2016, the Company did not issue any stock options, and there were no exercises of any existing stock f. All option grants are 100% vested. The following table summarizes activities related to stock options of the Company for the six months ended September 30, 2016:

	Number of Options	Weighted-Average Exercise Price per share	Weighted-Average Remaining Life (Years)
Outstanding at March 31, 2016	102	$1,102.94	8.94
Outstanding at September 30, 2016	102	$1,102.94	8.44
Exercisable at September 30, 2016	102	$1,102.94	8.44

The following table summarizes stock option information as of September 30, 2016:

Exercise Prices	Outstanding	Weighted Average Contractual Life	Exercisable
$7,500.00	12	5.38 Years	12
$250.00	90	8.85 Years	90
Total	102	8.44 Years	102

Warrants

For the six months ended September 30, 2016, the Company did not grant any warrants, and there were no exercises of any existing warrants. The following table summarizes the activity related to warrants of the Company for the six months ended September 30, 2016:

	Number of Warrants	Weighted-Average Exercise Price per share	Weighted-Average Remaining Life (Years)
Outstanding at March 31, 2016	3,263	$446.52	4.24
Outstanding at September 30, 2016	3,263	$446.52	3.74
Exercisable at September 30, 2016	3,263	$446.52	3.74

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

On September 6, 2016, TCA commenced an action against the Company and the Company’s CEO, Dr. Cellucci, as “validity guarantor,” filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, for amounts owed to TCA by the Company under their revolving credit agreement with the Company. On April 21, 2017, the Company, Dr. Cellucci and TCA executed a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay $2,500 by April 30, 2017, $2,500 by May 31, 2017 and $405,357 on or before June 16, 2017. The Company fully complied with its obligations under the settlement agreement, paying TCA all amounts owed thereunder within the times required, and the case has now been dismissed.

Other

On August 8, 2016, the Company entered into a Master Subcontract Agreement (the “MSA”) and $8,400,000 purchase order with YKTG for decommissioning tower services for major telecom carriers.

On August 11, 2016, the Company received a $438,000 purchase order from JWH Telecommunications Inc. (“JWH”) relating to radio-swap tower services in Ohio. The purchase order remains open as the Company is capable of fulfilling this order and is awaiting detailed instructions from JWH on scheduling our crews for designated locations during specified dates within the USA. The Company cannot give any assurances that it will receive the detailed instructions regarding the purchase order.

On August 11, 2016, the Company received a $2,109,942 purchase order from JWH relating to LTE (Long-Term Evolution) tower services. The purchase order remains open as the Company is capable of fulfilling this order and is awaiting detailed instructions from JWH on scheduling our crews for designated locations during specified dates within the USA. The Company cannot give any assurances that it will receive the detailed instructions regarding the purchase order.

10. Subsequent Events

From October 1, 2016 through August 21, 2017 (the date the last conversion notice has been received), the Company has issued 7,426,419,880 shares of common stock in satisfaction of $1,178,657 and $211,267 of principal and accrued interest, respectively, pursuant to conversion notices received by the Company from convertible debt holders.

From October 1, 2016 through August 11, 2017, our CEO has advanced to the Company, or made payments directly to vendors of the Company, in the aggregate $48,151. On May 4, 2017, and August 11, 2017, the Company repaid our CEO $38,151 and $11,500, respectively, of amounts previously advanced.

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

On May 1, 2017, the Company issued to a third-party investor, three convertible notes, two of which were for $50,000 each and one for $17,500, and three back end convertible notes, two of which were for $50,000 each and one for $25,000. All of the notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six-month anniversary of the note the conversion price shall have ceiling of $0.0005. The three convertible notes were funded on May 1, 2017, when the Company received proceeds of $111,625, after disbursements for the lender’s transaction costs, fees and expenses. On August 8, 2017, the investor funded the $25,000 back end note when the Company received $23,750 after disbursements for the lender’s transaction costs, fees and expenses.

On May 1, 2017, the Company issued to a third-party investor, three convertible notes, two of which were for $50,000 each and one for $17,500, and three back end convertible notes, two of which were for $50,000 each and one for $25,000. All of the notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six-month anniversary of the note the conversion price shall have ceiling of $0.0005.The three convertible notes were funded on April 28, 2017 and May 3, 2017, when the Company received proceeds of $85,000 and $26,625, respectively, after disbursements for the lender’s transaction costs, fees and expenses. On August 8, 2017, the investor funded the $25,000 back end note when the Company received $23,750 after disbursements for the lender’s transaction costs, fees and expenses.

On May 2, 2017, the Company issued a convertible note for legal services previously provided with a face value of $23,000 and stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 70% of the average of the three lowest closing bid prices for 10 days prior to conversion.

On May 3, 2017, the Company issued a convertible promissory note, with a face value of $124,775 and stated interest of 10% to Carebourn. The note is convertible at any time after ninety days following the funding of the note, into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on May 4, 2017, when the Company received proceeds of $100,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires 240 daily payments of $520 per day via ACH.

On May 3, 2017, the Company issued three replacement convertible promissory notes in the amounts of $29,700, $25,300 and $22,000, respectively, which replaces three convertible promissory notes issued on November 27, 2015, with a face value of $27,000, January 5, 2016 with a face value of $23,000 and May 2, 2017, with a face value of $20,000, respectively. Each of the replacement convertible notes have a stated interest of 8% and each note is convertible at any time, into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six-month anniversary of the note the conversion price shall have a ceiling of $0.0005.

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

On June 8, 2017, the Company issued to a third-party investor a convertible promissory note for $140,750 and a back-end convertible note for $140,750. The notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six-month anniversary of the note the conversion price shall have a ceiling of $0.0005. The note was funded on June 15, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses.

On June 8, 2017, the Company issued to a third-party investor a convertible promissory note for $140,750 and a back-end convertible note for $140,750. The notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six-month anniversary of the note the conversion price shall have a ceiling of $0.0005. The note was funded on June 15, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses. On August 8, 2017, the investor funded the back end note when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses.

On June 9, 2017, the Company issued a convertible promissory note, with a face value of $165,025 and stated interest of 10% to Carebourn. The note is convertible at any time after ninety days following the funding of the note, into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on May 12, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires 240 daily payments of $680 per day via ACH.

On June 23, 2017, the Company issued a convertible promissory note, with a face value of $262,775 and stated interest of 10% to Carebourn. The note is convertible at any time after ninety days following the funding of the note, into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on June 23, 2017, when the Company received proceeds of $220,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires 180 daily payments of $1,460 per day via ACH.

On July 10, 2017, the Company filed an Affidavit of Claim in the amount of $552,444 with The Hanover Insurance Company as surety for YKTG, related to YKTG’s alleged breaches of contract and failure to cure.

On July 12, 2017, the Company entered into a Settlement Agreement and Mutual Release with a holder of a note payable. The Company paid $9,000 and mutual releases between the parties, in full settlement of a note payable of $20,000.

On July 25, 2017, the Company entered into a Settlement Agreement with a vendor regarding previous services provided by the vendor to the Company. The parties agreed to settle the outstanding liability of $6,545 for $1,348, which the Company remitted to the vendor on July 25, 2017.

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

On August 1, 2017, the Company issued a convertible promissory note, with a face value of $181,700, maturing on February 1, 2018 (the “Maturity Date”) and stated interest of 10% to More Capital. The note is convertible at any time following the funding of the note, into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices quoted for the 20 days prior to conversion. The note was funded on August 3, 2017, when the Company received proceeds of $150,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires daily ACH payments beginning on September 5, 2017, in the amount equal to the remaining balance on September 5, 2017, divided by the remaining days to the Maturity Date. As of August 11, 2017, the lender has converted $130,351 of the note in exchange for 141,330,143 restricted shares of common stock. As of August 11, 2017, the note balance is $51,349.

On August 2, 2017, the Company entered into a Strategic Alliance Agreement, dated August 3, 2017, with ProActive IT (“ProActive”), an Illinois corporation that provides information technology products and services, designating ProActive as the Company’s sales agent for government departments/agencies/units and privately owned and publicly traded companies within the State of Illinois, and providing for the cross-promotion of the parties’ products and services.

On August 7, 2017, the Company issued a convertible promissory note, with a face value of $223,422 and stated interest of 10% to Carebourn. The note is convertible at any time following the funding of the note, into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices for the 20 days prior to conversion. The note was funded on August 9, 2017, when the Company received proceeds of $186,280, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires 240 daily payments of $931 per day via ACH.

On August 10, 2017, the Company entered into a Strategic Alliance Agreement, dated August 10, 2017, with CrucialTrak Inc. (“CrucialTrak”), a Texas corporation engaged in providing identification technology that delivers improved security with effective use of servers and workstations for the purpose of identifying those entering a building, office or other secured space. The Strategic Alliance Agreement designates the Company as the project- based business partnership channel for government departments, agencies and units for the purpose of promoting CrucialTrak’s relevant products and service solutions delivered through CrucialTrak’s designated distribution affiliate(s) or channel(s).

In August 2017, the Company entered into three Settlement Agreements with vendors that were owed in the aggregate $94,524. Pursuant to the three Settlement Agreements, in August 2017, the Company remitted $48,113 in the aggregate to the three vendors.

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

Overview & Plan of Operation

Bravatek Solutions, Inc., a Colorado corporation, was incorporated in the State of Colorado, on April 19, 2007. The Company is a security platform company that provides security, defense, and information security solutions, which assist corporate entities, governments and individuals in protecting their organizations and/or critical infrastructure against error, as well as physical and cyber-attack. The Company’s business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, tools and systems.

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

Additionally, the Company has developed and plans to continue selling an enterprise-level secure email software appliance named Ecrypt One. Ecrypt One is an email security solution (software) with integrated technology. It was designed to protect email and attachments in transit and at rest. It incorporates multiple security technologies and techniques, such as encryption, role based access controls, server rules that enforce security, as well as multi-factor authentication. It was designed to assist organizations and governments to meet and maintain compliance with information security regulations such as HIPAA.

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

Results of Operation for Bravatek Solutions, Inc. for the three and six months ended September 30, 2016 compared to the three and six months ended September 30, 2015.

Revenue

During the three and six months ended September 30, 2016, the Company had revenues of $107,371 and $152,520, respectively, compared to $62,973 and $249,810, respectively, for the three and six months ended September 30, 2015. Related party revenue (YKTG) for the three and six months ended September 30, 2016, was $94,497, compared to related party revenue for the six months ended September 30, 2015 of $186,837. For the three and six months ended September 30, 2016, revenues were $7,875 and $23,625, respectively, recorded in barter transactions in exchange for advertising and promotional expenses.

Operating Expenses

For the three and six months ended September 30, 2016, the Company had operating expenses of $201,091 and $360,442, respectively, compared to $422,036 and $908,508 for the three and six months ended September 30, 2015. The decrease in operating expenses experienced by the Company was primarily attributable to decreases in research and development, professional fees, advertising and promotional costs and general and administrative costs, partially offset by an increase in stock compensation expense.

Other Income (Expenses)

Other expenses for the three and six months ended September 30, 2016, were $925,532 and $1,419,320, respectively, compared to $492,892 and $77,092, respectively, for the three and six months ended September 30, 2015. The increases were primarily due to changes in the fair value of derivatives of $697,343 and $841,474 for the three and six months ended September 30, 2016, compared to $69,560 and a decrease of $569,423 for the three and six months ended September 30, 2015, respectively. These increases were partially offset by decreases in the amortization of debt discounts on convertible notes, as more notes matured and the amortization of the debt discount decreased.

Net Loss

The Company had a net loss of $1,106,934 and $1,727,331 for the three and six months ended September 30, 2016, compared to $917,303 and $819,577 for the three and six months ended September 30, 2015. The increase in net loss experienced by the Company was primarily attributable to the increases in other expenses and lower sales, offset by the decreases on operating expenses as described above.

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

For the six months ended September 30, 2016, we primarily funded our business operations with $159,927 of cash collected from accounts receivable and $48,000 from the proceeds from convertible note financing. During the following twelve months, we collected approximately $63,800 from accounts receivable and received proceeds of $1,467,003 from the issuance of $1,664,947 of convertible promissory notes. These activities funded our business operations since September 30, 2016, which funds were also used to pay off existing debt of approximately $754,000, and to fund $200,000 for our Strategic Alliance Agreement with Helpcomm. We may conduct a private placement offering to seek to raise the necessary working capital to continue to fund our business operations, or continue to rely on the issuance of convertible promissory notes to fund our business operations.

As of September 30, 2016, we had cash of $994, as compared to $15,244 at March 31, 2016. The Company’s accounts receivable decreased to $15,537 as of September 30, 2016, from $46,898 as of March 31, 2016. As of September 30, 2016, we had current liabilities of $5,850,922 (including $2,685,517 of non-cash derivative liabilities) compared to current assets of $20,767 which resulted in a working capital deficit of $5,830,155. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, note payable-related party and notes payable.

Operating Activities

For the six months ended September 30, 2016, net cash used in operating activities was $51,526 compared to $754,601 for the six months ended September 30, 2015. For the six months ended September 30, 2016, our net cash used in operating activities was primarily attributable to the net loss adjusted by amortization of debt discounts, derivative liability expenses non-cash interest and fees related to convertible promissory notes and depreciation. Net changes of $244,400 in operating assets and liabilities positively impacted the cash used in operating activities. The 2015 results were primarily attributable to net loss and gain on the fair value change of derivative liabilities, adjusted by amortization and depreciation, and net changes of $58,524 in operating assets and liabilities positively impacted the cash used in operating activities.

Investing Activities

There was no investing activity for the six months ended September 30, 2016, compared to net cash used in investing activities of $43,279 during the six months ended June 30, 2015. The 2015 period cash used in investing activities was primarily attributable to the Company purchased assets from a related party.

Financing Activities

For the six months ended September 30, 2016, the net cash provided by financing activities was $37,276 compared to $612,174 for the six months ended September 30, 2015. The results for the 2016 period was the result of proceeds received of $48,000 from the issuance of $61,239 of convertible promissory notes, receipt of $1,500 of proceeds from a related party loan and the repayment of $12,224 against convertible promissory notes. The 2015 activity was the result of proceeds from convertible promissory notes and proceeds received from a related party of $784,174 and $51,512 respectively, and payments of $157,000 in a related party asset transaction, $51,512 related party loan repayments and $15,000 note repayment.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our CEO and CFO also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

During the period, we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. The Company does not have an Audit Committee to oversee management activities, and the Company is dependent on third party consultants for the financial reporting function.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 6, 2016, TCA commenced an action against the Company and the Company’s CEO, Dr. Cellucci, as “validity guarantor,” filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, for amounts owed to TCA by the Company under their revolving credit agreement with the Company. On April 21, 2017, the Company, Dr. Cellucci and TCA executed a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay $2,500 by April 30, 2017, $2,500 by May 31, 2017 and $405,357 on or before June 16, 2017. The Company fully complied with its obligations under the settlement agreement, paying TCA all amounts owed thereunder within the times required, and the case has now been dismissed.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 5, 2016, the Company issued 149,338 shares of common stock to Union Capital, LLC (“Union”) in partial satisfaction of its obligations under, and the holder's election to convert an $821 portion of, the Company's convertible promissory note, which included $695 in principal and $126 in accrued interest, issued to Union on December 19, 2014.

On July 6, 2016, the Company issued 97,630 shares of common stock to LG Capital Funding LLC. (“LG”) in partial satisfaction of its obligations under, and the holder's election to convert a $1,047 portion of, the Company's convertible promissory back end note, which included $975 in principal and a $72 portion of accrued interest issued to LG on January 9, 2015.

On July 7, 2016, the Company issued 95,764 shares of common stock to JSJ Investments, Inc. (“JSJ”) in partial satisfaction of its obligations under, and the holder's election to convert a $527 portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On July 11, 2016, the Company issued 99,443 shares of common stock to Carebourn Capital LP (“Carebourn”) in partial satisfaction of its obligations under, and the holder's election to convert a $609 portion of, the Company's convertible promissory note issued to Carebourn on October 12, 2015.

On July 11, 2016, the Company issued 193,709 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $1,065 portion of, the Company's convertible promissory note, which included $900 in principal and $165 in accrued interest, issued to Union on December 19, 2014.

On July 12, 2016, the Company issued 194,840 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $1,072 portion of, the Company's convertible promissory note, which included $905 in principal and $167 in accrued interest, issued to Union on December 19, 2014.

On July 12, 2016, the Company issued 158,673 shares of common stock to Adar Bays, LLC (“Adar Bays”) in partial satisfaction of its obligations under, and the holder's election to convert a $785 portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On July 12, 2016, the Company issued 125,729 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a $629 portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On July 15, 2016, the Company issued 193,925 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $1,067 portion of, the Company's convertible promissory note, which included $900 in principal and $167 in accrued interest, issued to Union on December 19, 2014.

On July 21, 2016, the Company issued 312,955 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $1,721 portion of, the Company's convertible promissory note, which included $1,450 in principal and $271 in accrued interest, issued to Union on December 19, 2014.

On July 22, 2016, the Company issued 155,812 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a $771 portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On August 2, 2016, the Company issued 186,557 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a $451 portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On August 3, 2016, the Company issued 1,230,727 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $2,978 portion of, the Company's convertible promissory note, which included $2,500 in principal and $478 in accrued interest, issued to Union on December 19, 2014.

On August 4, 2016, the Company issued 688,979 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a $1,667 portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On August 15, 2016, the Company issued 779,763 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a $1,501 portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On August 18, 2016, the Company issued 831,834 shares of common stock to LG in partial satisfaction of its obligations under, and the holder's election to convert a $1,235 portion of, the Company's convertible note, and $103 of accrued interest issued to LG on January 9, 2015.

On August 22, 2016, the Company issued 832,992 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a $1,604 portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On August 24, 2016, the Company issued 817,972 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $1,718 portion of, the Company's convertible promissory note issued to Carebourn on October 12, 2015.

On August 31, 2016, the Company issued 954,823 shares of common stock to LG in partial satisfaction of its obligations under, and the holder's election to convert a $1,100 portion of, the Company's convertible note, and $115 of accrued interest issued to LG on January 9, 2015.

On August 31, 2016, the Company issued 779,763 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a $643 portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On September 1, 2016, the Company issued 1,892,291 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $1,300 portion of, the Company's convertible note, and $261 of accrued interest issued to Union on December 19, 2014.

On September 1, 2016, the Company issued 956,885 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a $789 portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On September 2, 2016, the Company issued 1,907,370 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $1,310 portion of, the Company's convertible note, and $264 of accrued interest issued to Union on December 19, 2014.

On September 2, 2016, the Company issued 817,972 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $1,194 portion of, the Company's convertible promissory note issued to Carebourn on October 12, 2015.

On September 6, 2016, the Company issued 2,501,018 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $1,800 portion of, the Company's convertible note, and $263 of accrued interest issued to Union on December 19, 2014.

On September 6, 2016, the Company issued 939,629 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $1,372 portion of, the Company's convertible promissory note issued to Carebourn on October 12, 2015.

On September 6, 2016, the Company issued 958,232 shares of common stock to LG in partial satisfaction of its obligations under, and the holder's election to convert a $1,100 portion of, the Company's convertible note, and $120 of accrued interest issued to LG on January 9, 2015.

On September 7, 2016, the Company issued 1,398,655 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a $1,154 portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014.

On September 8, 2016, the Company issued 2,979,117 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $2,000 portion of, the Company's convertible note, and $294 of accrued interest issued to Union on December 19, 2014.

On September 9, 2016, the Company issued 939,629 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $958 portion of, the Company's convertible promissory note issued to Carebourn on October 12, 2015.

On September 13, 2016, the Company issued 1,581,854 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a $783 portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On September 13, 2016, the Company issued 1,610,909 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder's election to convert a $797 portion of, the Company's convertible promissory note issued to Adar Bays on December 19, 2014

On September 15, 2016, the Company issued 1,727,831 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $795 portion of, the Company's convertible promissory note issued to Carebourn on October 12, 2015.

On September 16, 2016, the Company issued 1,727,800 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $691 portion of, the Company's convertible promissory note issued to Carebourn on October 12, 2015.

On September 20, 2016, the Company issued 2,929,564 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $700 portion of, the Company's convertible note, and $106 of accrued interest issued to Union on December 19, 2014.

On September 21, 2016, the Company issued 4,186,291 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $1,000 portion of, the Company's convertible note, and $151 of accrued interest issued to Union on December 19, 2014.

On September 21, 2016, the Company issued 1,727,820 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $587 portion of, the Company's convertible promissory note issued to Carebourn on October 12, 2015.

On September 21, 2016, the Company issued 2,014,982 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a $554 portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On September 22, 2016, the Company issued 4,360,865 shares of common stock to LG in partial satisfaction of its obligations under, and the holder's election to convert a $1,305 portion of, the Company's convertible note, and $156 of accrued interest issued to LG on January 9, 2015.

On September 27, 2016, the Company issued 4,398,805 shares of common stock to LG in partial satisfaction of its obligations under, and the holder's election to convert a $1,050 portion of, the Company's convertible note, and $129 of accrued interest issued to LG on January 9, 2015.

On September 27, 2016, the Company issued 5,241,864 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $1,000 portion of, the Company's convertible note, and $8153 of accrued interest issued to Union on December 19, 2014.

On September 28, 2016, the Company issued 2,532,984 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder's election to convert a $759 portion of, the Company's convertible promissory notes accrued interest issued to YP Holdings on August 17, 2015.

On September 28, 2016, the Company issued 2,845,401 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a $313 portion of, the Company's replacement convertible promissory note issued to JSJ on January 19, 2015.

On September 29, 2016, the Company issued 5,244,818 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $500 portion of, the Company's convertible note, and $77 of accrued interest issued to Union on December 19, 2014.

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

BRAVATEK SOLUTIONS, INC.

Date: August 23, 2017	By:	/s/ Thomas A. Cellucci
Thomas A. Cellucci
CEO

