Form 10-Q
period 2016-12-31
Bravatek Solutions, Inc.
filed 2017-08-29
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of August 29, 2017, the Company had 7,504,753,526 issued and outstanding shares of common stock.

BRAVATEK SOLUTIONS, INC.

BRAVATEK SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2016	2016
ASSETS
CURRENT ASSETS
Cash	$257	$15,244
Accounts receivable	-	46,898
Prepaid expenses	-	1,150
Other assets	-	9,952
TOTAL CURRENT ASSETS	257	73,244

Property and equipment, net	30,988	37,631
Intangible assets, net	21,774	36,934

TOTAL ASSETS	$53,019	$147,809

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Convertible notes payable, net of discount	$1,256,712	$854,396
Notes payable, net of discount	1,167,141	1,093,598
Notes payable related party	131,850	105,000
Accounts payable and accrued liabilities	204,571	136,831
Accounts payable-related party	223,750	106,500
Accrued interest	373,270	246,745
Accrued interest related party	19,862	11,550
Derivative liabilities	2,144,913	1,955,721
TOTAL CURRENT LIABILITIES	5,522,069	4,510,341

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock (5,000,000 Shares Authorized; Par Value $0.0001, -0- shares issued and outstanding at December 31, 2016 and March 31, 2016)	-	-
Series B preferred stock (350,000 Shares Authorized; Par Value $0.0001, 264,503 shares issued and outstanding at December 31, 2016 and March 31, 2016)	26	26
Series C preferred stock (1,000,000 Shares Authorized; Par Value $0.0001, 319,768 shares issued and outstanding at December 31, 2016 and March 31, 2016)	32	32
Common stock (10,000,000,000 Shares Authorized; No Par Value; 1,265,448,353 and 998,236 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively)	3,687,993	3,461,300
Common stock to be issued (1,221 shares issuable at December 31, 2016 and March 31, 2016)	66,917	66,917
Deferred stock compensation	-	(5,380)
Additional paid in capital	10,138,482	9,880,912
Accumulated deficit	(19,362,500)	(17,766,338)
TOTAL STOCKHOLDERS' DEFICIT	(5,469,050)	(4,362,532)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$53,019	$147,809

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRAVATEK SOLUTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
REVENUES
Sales, related party	$50,534	$465	$145,362	$187,302
Sales, other	-	119,911	57,692	182,884
Total sales	50,534	120,376	203,054	370,186
Cost of services	54,259	26,011	154,348	109,798
GROSS PROFIT (LOSS)	(3,725)	94,365	48,706	260,388

OPERATING EXPENSES
Management fees and expenses, related parties	57,000	92,500	155,500	235,500
Advertisement and promotion	350	47,129	26,074	105,778
General and administrative	5,333	159,340	35,032	274,329
Research and development	6,254	52,626	27,748	460,875
Professional fees	36,200	79,780	206,873	248,051
Amortization and depreciation	7,450	8,474	21,802	23,824
TOTAL OPERATING EXPENSES	112,587	439,849	473,029	1,348,357

OPERATING LOSS	(116,312)	(345,484)	(424,323)	(1,087,969)

OTHER INCOME (EXPENSES)
Interest expense	(61,062)	(129,527)	(177,555)	(245,628)
Interest expense related party	(3,033)	(20,420)	(8,312)	(30,393)
Other income	2,400	-	14,400	-
Gain (loss) on fair value of derivatives	450,211	(754,392)	(391,263)	(184,969)
Amortization of debt discount	(141,035)	(395,495)	(609,109)	(915,936)
TOTAL OTHER INCOME (EXPENSES), NET	247,481	(1,299,834)	(1,171,839)	(1,376,926)

INCOME (LOSS) BEFORE INCOME TAXES	131,169	(1,645,318)	(1,596,162)	(2,464,895)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$131,169	$(1,645,318)	$(1,596,162)	$(2,464,895)

INCOME (LOSS) PER SHARE BASIC	$0.00	$(40.42)	$(0.01)	$(125.55)

INCOME (LOSS) PER SHARE DILUTED	$0.00	$(40.42)	$(0.01)	$(125.55)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	464,463,792	40,708	162,920,226	19,633
Diuted	21,110,892,579	40,708	162,920,226	19,633

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRAVATEK SOLUTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31,

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,596,162)	$(2,464,895)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	21,803	23,824
Non-cash interest and fees	7,500	-
Bad debt expense	2,270	-
Common stock and options issued for interest	-	75,000
Common stock and options issued for compensation	71,000	27,349
Common stock issued for services	-	8,797
Non cash advertising expenses (barter)	23,625	-
Issuance of convertible notes for services	-	27,000
Options issued for services, related party	5,380	7,875
Amortization of debt discounts	609,109	915,936
Loss on fair value of derivatives	391,263	184,969
Changes in operating assets and liabilities:
Accounts receivable	21,002	(295,914)
Prepaid expenses and other recevables	11,102	50,136
Accounts payable and accrued liabilities	228,934	213,032
Accounts payable and accrued liabilities, related party	125,562	-
Accrued interest on loan-related party	-	30,137
Accounts payable-related party	-	(13,200)
NET CASH USED IN OPERATING ACTIVITIES	(77,612)	(1,209,954)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and computer equipment	-	(43,279)
Investment in note receivable	-	(30,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(73,279)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds used in related party asset transfer	-	(157,000)
Proceeds from note payable	-	350,000
Payments of principal on notes payable	-	(63,613)
Payments of principal on convertible notes payable	(12,224)	-
Payments to loan-related party	-	(51,512)
Proceeds from issuance of convertible debt	48,000	984,173
Proceeds from loan-related party	26,850	51,512
NET CASH PROVIDED BY FINANCING ACTIVITIES	62,626	1,113,560

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,986)	(169,673)

CASH AND CASH EQUIVALENTS
Beginning of period	15,244	203,072
End of period	$258	$33,399

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$15,239	$-
Cash paid for income taxes	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued in settlement of debt and interest on convertible debt	$155,693	$846,332
Original issue discounts	$5,739	$1,016,508
Original debt discount against derivative liabilities	$55,500	$-
Common stock issued to satisfy common stock to be issued	$-	$3,496
Initial value of derivative liabilities	$95,553	$2,029,932
Asset and intangibles purchased from related party with common stock	$-	$740,000
Reclassification of derivatives upon conversion of convertible debt	$257,570	$-

The accompanying notes are an integral part of these anudited condensed financial statements.

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2016

(UNAUDITED)

NOTE 1 - Nature of Operations

Bravatek Solutions, Inc. a Colorado corporation (the “Company”), was incorporated on April 19, 2007. Effective September 29, 2015, the Company changed its name to “Bravatek Solutions, Inc.” in order to better reflect the Company’s expanding operations and strategy. The Company’s business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, tools and systems, including telecom services. Solutions span a diverse variety of world-wide markets including, but not limited to, email security, user authentication, telecommunications and cyber breach protection.

NOTE 2 - Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed unaudited financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form 10-K for the year ended March 31, 2016, filed with the SEC on July 21, 2017. Interim results of operations for the three and nine months ended December 31, 2016 and 2015 are not necessarily indicative of future results for the full year. Certain amounts from the 2015 period have been reclassified to conform to the presentation used in the current period.

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

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and nine months ended December 31, 2016, and 2015:

	Sales % Three Months Ended December 31, 2016	Sales % Three Months Ended December 31, 2015	Sales % Nine Months Ended December 31, 2016	Sales % Nine Months Ended December 31, 2015
Customer A, related party	100.0%	-	71.4%	34.1%
Customer B, related party	-	-	-	16.0%
Customer C	-	23.2%		24.5%
Customer D	100.0%	76.5%	11.9%	24.9%

There were no accounts receivable balances as of December 31, 2016.

Accounts Receivable/Allowance for Doubtful Accounts

The Company records its client receivables and unbilled services at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and unbilled services and establishes allowances based on historical experience and other currently available information. As of December 31, 2016, and March 31, 2016, management determined there was no need to establish an allowance for doubtful accounts because there had been little history of nonpayment or indicators of credit risk, such as bankruptcy.

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

Depreciation expense was $2,378 and $6,643 for the three and nine months December 31, 2016, respectively, and $3,403 and $8,666 for the three and nine months ended December 31, 2015, respectively.

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

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. During the nine months ended December 31, 2016, the Company incurred no capitalized software development costs. Capitalized software is amortized over the software’s estimated economic life of 3 years. For the three and nine months ended December 31, 2016, and 2015, amortization expense for capitalized software development was $5,072 and $15,159, respectively.

Research and Development

Costs and expenses that can be clearly identified as research and development (“R&D”) are charged to expense as incurred in accordance with GAAP. All research and development costs have been expensed as incurred, totaling $6,254 and $27,748 for the three and nine months ended December 31, 2016, respectively, and $52,626 and $460,875 for the three and nine months ended December 31, 2015, respectively. For the nine months ended December 31, 2016, the Company had no development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software.

Advertising and Promotions

The Company expenses advertising costs as incurred. Advertising expenses for the three and nine months ended December 31, 2016, were $350 and $26,074, respectively, and for the three and nine months ended December 31, 2015, were $47,129 and $105,778, respectively. Advertising expenses of $23,625 for the nine months ended December 31, 2016 were the result of barter transactions, whereby, the Company received advertising and promotional services in exchange for sales of software.

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

Uncertainty as a Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception (April 19, 2007) through December 31, 2016 of $19,362,500 and has a working capital deficit of $5,521,812 as of December 31, 2016, which raises substantial doubt about its ability to continue as a going concern.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2016, and March 31, 2016, for each fair value hierarchy level:

December 31, 2016	Derivative Liability	Total
Level I	$-	$-
Level II	$-	$-
Level III	$2,144,913	$2,144,913

March 31, 2016
Level I	$-	$-
Level II	$-	$-
Level III	$1,955,721	$1,955,721

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

10

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

Net Earnings (Loss) per Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share” ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the three and nine months ended December 31, 2015, and for the nine months ended December 31, 2016, all potential common shares were excluded from the computation of diluted EPS because their impact was anti-dilutive. The following table illustrates the computation of basic and diluted EPS for the three months ended December 31, 2016:

	For the three months ended December 31, 2016
	Net Loss	Shares	Per Share Amount
Basic EPS
Income available to stockholders	$131,169	464,463,792	$0.00

Effect of Dilutive Securities
Convertible debt	(415,015)	20,646,428,787	—
Dilute EPS
Loss available to stockholders plus assumed conversions	$(283,846)	21,110,892,579	$(0.00)

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	Three months ended December 31, 2016	Nine months ended December 31, 2016
Options	102	102
Warrants	3,263	3,263
Convertible debt	-	20,205,505,408
Total Anti-Dilutive Potential Common Shares	3,365	20,205,508,773

NOTE 3 - Recent Accounting Pronouncements

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

NOTE 4 - Related Party Activity

Revenues

For the three and nine months ended December 31, 2016, related party sales were $50,334 and $145,362, respectively, representing sales of 100% and 71%, respectively, for each period. The party was temporarily a related party based on the percentage of shares owned by management of the related, of the issued and outstanding common stock of the Company at the time of the sales. The party is no longer a related party. For the nine months ended December 31, 2015, the Company recorded sales to three related party companies in the amounts of $126,148, $59,404 and $1,750, respectively. The sales of $1,750 were to a limited liability company controlled by our chief executive officer (“CEO”). Total related party revenues for the three and nine months ended December 31, 2015 was $465 and $187,302, respectively.

Notes payable

The Company issued multiple unsecured notes payable from June 27, 2015 to December 31, 2016, to the Company’s CEO, for amounts advanced to the Company, or paid by the CEO, on behalf of the Company, totaling $183,608 and the Company has made repayments of $51,758. The notes carry interest at 10% per annum and are due on demand. As of December 31, 2016, and March 31, 2016, the principal balance of the notes was $131,850 and $105,000 (included in note payable related party in the balance sheets presented herein), and included in accrued interest related party is the accrued and unpaid interest as of December 31, 2016, and March 31, 2016, of $19,862 and $11,550, respectively. For the three and nine months ended December 31, 2016, the Company recorded interest expense related party of $3,033 and $8,312, respectively.

Management Fees

For the three and nine months ended December 31, 2016, and 2015, the Company recorded expenses to its officers in the following amounts:

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
CEO	$42,000	$84,000	$98,000	$222,000
CFO	15,000	8,500	57,500	13,500
Total	$57,000	$92,500	$155,500	$235,500

Included in the CEO’s compensation for the nine months ended December 31, 2016, is a credit of $28,000, whereby the CEO agreed to reduce past amounts due. As of December 31, 2016, included in accounts payable - related party is $201,000 and $22,750, for amounts owed the Company’s CEO and CFO, respectively, for unpaid fees.

NOTE 5 - Notes Payable

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

On June 15, 2015, Company entered into a Settlement Agreement and Partial Waiver and Release (the “Settlement Agreement”) with Global. Global owned 2,377,500 shares of the Company’s Series A Convertible Preferred Stock, and is the holder of outstanding promissory notes in the original principal amount of $558,500, with accrued interest thereon due to Global of approximately $267,960 (the “Global Notes”) immediately prior to the Settlement Agreement. Pursuant to the Settlement Agreement, Global agreed to (1) waive interest due of $267,960 under the Global Notes and $158,500 of principal, such that only $400,000 of principal and interest would be considered outstanding as of the settlement agreement date, and (2) immediately return all of the Preferred Stock to the Company for cancellation, in consideration for the Company issuing 856 shares of common stock to Global. As of December 31, 2016, and March 31, 2016, the note balance was $400,000. As of June 15, 2015, the note is payable on demand as part of the Settlement Agreement. Accrued interest as of December 31, 2016 and March 31, 2016 was $40,110.

The Company issued five notes from December 18, 2012 to May 30, 2013 totaling $199,960 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from December 18, 2014 through May 30, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no change in original terms of the agreements. The notes payable were again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement. As of December 31, 2016, and March 31, 2016, the note balance was $199,960 and the notes are currently in default. Accrued interest as of December 31, 2016, and March 31, 2016, was $72,786 and $62,788, respectively.

The Company issued six notes from July 12, 2013 to June 16, 2014, totaling $230,828 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from July 12, 2014 through June 16, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no change in original terms of the agreements. The notes payable were again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreements. As of December 31, 2016, and March 31, 2016 the note balance was $230,828 and the notes are currently in default Accrued interest as of December 31, 2016, and March 31, 2016, was $68,994 and $51,682, respectively

On June 2, 2015, as part of the Asset Purchase Agreement with DCI, the Company assumed limited liabilities associated with Viking (loan payment for Chevrolet truck in the amount of $668 per month with a principal balance of $36,202, and a loan payment to Joshua Claybaugh of $5,000 per month for 11 months for a total of $55,000). The Chevrolet truck loan was paid off as of March 31, 2016. As of December 31, 2016, and March 31, 2016, the loan with Joshua Claybaugh had a remaining principal balance of $20,000. There was no accrued interest as of December 31, 2016, and March 31, 2016.

The Company entered into a Senior Secured Credit Facility Agreement (the “Credit Agreement”) dated June 30, 2015 with TCA Global Credit Master Fund, LP (“TCA”) that was executed on June 30, 2015 and made effective as of November 25, 2015, which was to allow the Company to borrow up to $3,000,000. The Credit Agreement bears interest at 18%, compounded annually, and matured on January 25, 2017. The loan is secured against all existing and after-acquired tangible and intangible assets of the Company. On November 25, 2015, the Company received $310,600, net of loan costs and fees of $39,400. In connection with the Credit Agreement, the Company issued 1,412 shares of common stock upon execution valued by TCA at $75,000 as an advisory fee payment. The Company recorded the advisory fee and loan cost and fees of $114,400 as a discount to the TCA note and is amortizing the costs over the maturity of the note. Accordingly, for the three and nine months ended December 31, 2016, the Company expensed $24,514 and $73,543, respectively, included in amortization of debt discount in the unaudited Condensed Consolidated Statement of Operations presented herein. As of December 31, 2016, and March 31, 2016, the TCA loan had a principal balance of $323,162. Interest expense for the three and nine months ended December 31, 2016 was $14,542 and $43,967, respectively. Accrued interest as of December 31, 2016, and March 31, 2016, was $29,085 and $0, respectively.

A summary of the notes payable balance as of December 31, 2016, is as follows:

Principal Balance	$1,173,950
Unamortized discount	(6,809)
Ending Balance, net	$1,167,141

The following is a roll-forward of the Company’s notes payable and related discounts for the nine months ended December 31, 2016:

	Principal Balance	Debt Discounts	Total
Balance March 31, 2016	$1,173,950	$(80,352)	$1,093,598
Amortization	-	73,543	73,543
Balance at December 31, 2016	$1,173,950	$(6,809)	$1,167,141

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

NOTE 6 - Convertible Notes Payable

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

On December 19, 2014, the Company issued a convertible note payable, with a face value of $156,000 and stated interest of 8% to a third-party investor. The note is convertible, at any time following the funding of the note, into a variable number of the Company’s common stock, based on a conversion ratio of 68% of the lowest closing bid price for 20 days prior to conversion. For the nine months ended December 31, 2016, the investor converted a total of $12,380 of the face value and $2,332 of accrued interest into 6,593,919 shares of common stock. As of December 31, 2016, and March 31, 2016, the outstanding principal amount of the note was $1,125 and $13,505, respectively.

On December 19, 2014, the Company issued a convertible back end note, with a face value of $156,000 and stated interest of 8% to a third-party investor. The note is convertible at any time following the funding of the note, convertible into a variable number of the Company’s common stock, based on a conversion ratio of 68% of the lowest closing bid price for 20 days prior to conversion. The note was funded on June 18, 2015, when the Company received proceeds of $143,333, net of $12,663 of OID and costs. For the nine months ended December 31, 2016, the investor converted a total of $18,500 of the face value and $3,070 of accrued interest into 248,836,126 shares of common stock. As of December 31, 2016, and March 31, 2016, the outstanding principal amount of the note was $137,500 and $156,000, respectively.

On December 19, 2014, the Company issued a convertible note payable, with a face value of $156,000 and stated interest of 8% to a third-party investor. The outstanding balance of this note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 67% of the lowest closing bid price for 20 days prior to conversion. For the nine months ended December 31, 2016, the investor converted a total of $9,073 of the face value into 39,601,275 shares of common stock. As of December 31, 2016, and March 31, 2016, the outstanding principal amount of the note was $49,427 and $58,500, respectively.

On December 19, 2014, the Company issued a convertible back end note, with a face value of $156,000 and stated interest of 8% to a third-party investor. The note is convertible at any time following the funding of the note, convertible into a variable number of the Company’s common stock, based on a conversion ratio of 68% of the lowest closing bid price for 20 days prior to conversion. The note was funded on June 18, 2015, when the Company received proceeds of $143,333, net of $12,663 of OID and costs. As of December 31, 2016, and March 31, 2016, the outstanding principal amount of the note was $156,000.

On January 11, 2015, the Company issued two convertible promissory notes in the principal amount of $52,000 each. One of the notes was funded on January 13, 2015, with the Company receiving $47,500 of net proceeds after payment of legal and origination expenses. The note bears interest at the rate of 8% per annum, was due and payable on January 9, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to 67% of the lowest closing bid price on the OTCQB during the 15 prior trading days. The second note, which was funded on August 7, 2015, has the same interest and conversion terms as the first note, but may be offset by a secured promissory note issued to the Company for $50,000, due on September 9, 2015, and accruing interest at the rate of 8% per annum. For the nine months ended December 31, 2016, the investor converted a total of $25,040 of the face value and $2,815 of accrued interest into 183,304,767 shares of common stock. As of December 31, 2016, and March 31, 2016, the outstanding principal amount of the second note was $26,960 and $52,000, respectively.

On January 19, 2015, the Company issued a convertible promissory note in the face amount of $100,000, which bears interest at the rate of 12% per annum, was due and payable on July 16, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to the lesser of (a) 55% of the lowest trading price during the 20 days preceding the execution of the note, or (b) 55% of the of the lowest traded price during the 20 trading days preceding conversion. The note was funded on January 28, 2015, with the Company receiving $93,000 of net proceeds after payment of legal and origination expenses. For the nine months ended December 31, 2016, the investor converted a total of $20,528 of the face value into 210,312,824 shares of common stock. As of December 31, 2016, and March 31, 2016, the outstanding principal amount of the note was $38,295 and $58,823, respectively.

On January 21, 2015, the Company issued a convertible promissory note in the face amount of $400,000, of which the Company is to assume $40,000 in original interest discount (“OID”), which together with any unpaid accrued interest is due two years after any funding of the note. The note is to be funded at the note holder’s discretion, and the initial tranche was funded on January 21, 2015, when the Company received cash in the amount of $50,000, and received an additional $25,000 on April 28, 2015. The note is pre-payable for 90 days without interest, and incurs a one-time interest charge of 12% thereafter. The note balance funded (plus a pro rata portion of the OID together with any unpaid accrued interest) is convertible into shares of Company common stock at a conversion price equal to the lesser of $0.08 or 60% of the lowest traded price during the 25 prior trading days. As of December 31, 2016, and March 31, 2016, the outstanding principal amount of the note was $15,480.

On August 17, 2015, the Company issued a convertible promissory note in the face amount of $325,000, which bears interest at the rate of 10% per annum, was due and payable on August 17, 2016, and may be converted at any time after funding into shares of Company common stock at a conversion price equals the lesser of $.02 or 70% of the closing trading prices immediately preceding the conversion date. In conjunction with the convertible note issued by the Company, the Company issued 2,064 warrants valued at $412,698. The warrants have an exercise price of $270, subject to adjustment, and expire on August 17, 2020. For the nine months ended December 31, 2016, the investor converted a total of $18,642 of accrued and unpaid interest into 250,574,242 shares of common stock. As of December 31, 2016, and March 31, 2016, the outstanding principal amount of the note was $325,000.

On October 12, 2015, the Company issued a replacement convertible promissory note in the face amount of $110,351, to Carebourn Capital LP (“Carebourn”) that replaces the convertible promissory note issued on April 10, 2015, with a face value of $105,000, and accrued interest of $5,351. The outstanding balance of this note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. For the nine months ended December 31, 2016, the investor converted a total of $24,308 of the face value into 86,266,028 shares of common stock. Additionally, Carebourn assigned $10,000 of the note to Carebourn Partners. As of December 31, 2016, and March 31, 2016, the outstanding principal amount of the note was $-0- and $34,308, respectively.

Also on October 12, 2015, Carebourn and the Company assigned $15,000 of the replacement issued to Carebourn, to More Capital, LLC. (“More Capital”). The outstanding balance of this note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. As of December 31, 2016, and March 31, 2016, the outstanding principal amount of the note was $2,050.

On October 26, 2015, the Company issued a convertible note, with a face value of $110,000 and stated interest of 10% to a third-party investor, of which the company was to assume an OID of $10,000. The outstanding balance of this note was convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the lowest average of the three lowest closing bid prices for 20 days prior to conversion. The investor sold $25,000 of the note on April 27, 2016, and the Company issued a replacement note to the buyer, as described below. On June 7, 2016, the Company and the third-party investor agreed to extend the maturity of the note from July 26, 2016 to October 26, 2016, and to require daily payments of $250 per day via ACH. For the nine months ended December 31, 2016, the Company paid $6,003 of the note. As of December 31, 2016, and March 31, 2016, the outstanding principal amount of the note was $78,997 and $110,000, respectively.

On October 27, 2015, the Company issued a convertible note, with a face value of $110,000 and stated interest of 8% to a third-party investor, of which the company was to assume an OID of $10,000. The outstanding balance of this note was convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the lowest average of the three lowest closing bid prices for 20 days prior to conversion. As of December 31, 2016, and March 31, 2016, the outstanding principal amount of the note was $110,000.

On November 12, 2015, the Company issued a replacement convertible promissory note in the face amount of $47,808, to Carebourn that replaces the collateralized secured convertible promissory issued on February 3, 2015, that had a remaining face value of $43,479 and accrued interest of $4,326. The replacement note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. . For the nine months ended December 31, 2016, the investor converted a total of $1,724 of the face value into 28,741,200 shares of common stock. As of December 31, 2016, and March 31, 2016, the outstanding principal amount of the note was $46,084 and $47,808, respectively.

On November 27, 2015, the Company issued a convertible note for legal services previously provided with a face value of $27,000 and stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 70% of the average of the three lowest closing bid prices for 10 days prior to conversion. As of December 31, 2016, and March 31, 2016, the outstanding principal amount of the note was $27,000.

On January 5, 2016, the Company issued a convertible note for legal services previously provided with a face value of $20,000 and stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 70% of the average of the three lowest closing bid prices for 10 days prior to conversion. As of December 31, 2016, and March 31, 2016, the outstanding principal amount of the note was $20,000.

On February 4, 2016, the Company issued a convertible note, with a face value of $82,500 and stated interest of 8% to a third-party investor, LG Capital Funding LLC (“LG”), of which the Company was to assume an OID of $7,500, and stated interest of 8% to a third-party investor. The outstanding balance of this note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. As of December 31, 2016, and March 31, 2016, the outstanding principal amount of the note was $82,500. The Company’s CEO agreed to guarantee this note by pledging 111,884 shares of his Series C Preferred Stock.

On February 8, 2016, the Company issued a convertible note, with a face value of $80,000 and stated interest of 10% to a third-party investor, Carebourn, of which the Company was to assume an original issue discount of $5,000. The outstanding balance of this note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion and a maturity date of November 8, 2016. As of December 31, 2016, and March 31, 2016, the outstanding principal amount of the note was $80,000. On March 23, 2016, as collateral security for this note and the $110,351 convertible promissory note entered into with Carebourn on October 12, 2015, the Company’s CEO agreed to pledge 111,884 shares of his Series C Preferred Stock.

On March 24, 2016, the Company issued a convertible note, with a face value of $19,000 and stated interest of 10% to a third-party investor, Carebourn, of which the company received $16,000 in proceeds. The outstanding balance of this note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion and matured on December 24, 2016. As of December 31, 2016, and March 31, 2016, the outstanding principal amount of the note was $19,000.

On March 24, 2016, the Company issued a convertible note, with a face value of $18,000 and stated interest of 10% to a third-party investor, of which the Company received $15,000 in proceeds. The outstanding balance of this note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion and a maturity date of December 24, 2016. As of December 31, 2016, and March 31, 2016, the outstanding principal amount of the note was $18,000.

On April 11, 2016, the Company issued a convertible note, with a face value of $18,889 and stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The Company received proceeds of $13,000 on April 28, 2016, of $13,000, after disbursements for the lender’s transaction costs, fees, and expenses. The embedded feature included in the note resulted in an initial debt discount of $17,000 an initial derivative liability expense of $11,880 and an initial derivative liability of $28,880. As of December 31, 2016, the outstanding principal amount of the note was $18,889.

On April 11, 2016, the Company issued a replacement convertible promissory note in the face amount of $26,123, to a third-party investor that replaces part of the convertible promissory note issued on October 26, 2015, with a face value of $25,000, and accrued interest of $1,123. The outstanding balance of this note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. For the nine months ended December 31, 2016, the investor converted a total of $10,596 of the face value and $2,842 of accrued interest and fees into 200,215,238 shares of common stock. As of December 31, 2016, the outstanding principal amount of the replacement note was $15,527.

On June 3, 2016, the Company issued a convertible note, with a face value of $42,350 and stated interest of 12% to a third-party investor. The note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The Company received proceeds on June 3, 2016, of $35,000, after disbursements for the lender’s transaction costs, fees, and expenses. The embedded feature included in the note resulted in an initial debt discount of $38,500, an initial derivative liability expense of $28,173 and an initial derivative liability of $66,673. The note also requires 177 daily payments of $239 per day via ACH. For the nine months ended December 31, 2016, the Company paid $6,003 of the note. The balance of the note as of December 31, 2016 was $36,129.

A summary of the convertible notes payable balance as of December 31, 2016 and March 31, 2016 is as follows:

	December 31, 2016	March 31, 2016
Principal Balance	$1,313,962	$1,385,975
Unamortized discount	(57,250)	(531,578)
Ending Balance, net	$1,256,712	$854,396

The following is a roll-forward of the Company’s convertible notes and related discounts for the nine months ended December 31, 2016:

	Principal Balance	Debt Discounts	Total
Balance March 31, 2016	$1,385,974	$(531,578)	$854,396
New issuances	62,362	(61,239)	1,123
Conversions	(122,150)	-	(122,150)
Cash payments	(12,224)	-	(12,224)
Amortization	-	535,567	535,567
Balance at December 31, 2016	$1,313,962	$(57,250)	$1,256,712

NOTE 7 - Derivative Liabilities

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

The Company valued the derivative liabilities at December 31, 2016, and March 31, 2016, at $2,144,913 and $1,955,721, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions for the nine months ended December 31, 2016; a risk-free interest rates from 0.51% to 0.63% and volatility of 317% to 327%, trading prices.

A summary of the activity related to derivative liabilities for the nine months ended on December 31, 2016 is as follows:

December 31, 2016
Beginning Balance	$1,955,721
Initial Derivative Liability	95,553
Reclassification for note conversions	(257,570)
Fair Value Change	351,209
Ending Balance	$2,144,913

Derivative liability expense of $391,263 for the nine months ended December 31, 2016, consisted of the initial derivative expense of $40,053 and the above fair value change of $351,209.

NOTE 8 - Stockholders’ Deficit

Common stock

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

During the nine months ended December 31, 2016, the Company issued 1,254,445,618 shares of common stock for conversion of $122,150 of principal and $33,573 of accrued interest, for a total of $155,693 (see Note 6).

On August 1, 2016, the Company entered into a consulting agreement with YKTG, LLC (“YKTG”), pursuant to which YKTG would, in consideration of the issuance of 10,000,000 shares of Company common stock, assist in the selection and management of subcontractors for new and forthcoming POs from major telecom carries (Verizon, Sprint, AT&T, etc.), offer PMO skills, systems, tools, and advice to the Company and the Company’s strategic alliance partners, provide sales personnel and management to assist the Company with obtaining additional telecom purchase orders, provide sales leads for government telecom applications, assist the Company to drive sales for its existing indefinite delivery/indefinite quantity (“IDIQ”) contracts, and assist the Company in updating its five-year strategic business plan. On August 3, 2016, the Company issued the 10,000,000 shares to YKTG. The Company valued the shares at $0.0071 per share (the market price on the date of the consulting agreement), and recorded stock compensation expense of $71,000 for the nine months ended December 31, 2016.

As of December 31, 2016, there are 1,265,448,353 shares of common stock issued and outstanding and 1,221 shares of common stock to be issued.

Preferred Stock

10,000,000 shares of preferred stock, $0.0001 par value have been authorized.

Series A Convertible Preferred Stock.

5,000,000 shares of preferred stock are designated as Series A Convertible Preferred Stock (Series A Preferred Stock”). Each share of Series A Convertible Preferred Stock is convertible at the election of the holder into 0.004 shares of common stock, subject to a 4.9% beneficial ownership limitation, but has no voting rights until converted into common stock. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the outstanding shares of Series A Convertible Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, whether from capital, surplus funds or earnings, and before any payment is made in respect of the shares of Common Stock, an amount equal to $2.50 per share of Series A Convertible Preferred Stock, subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like with respect to the Series A Convertible Preferred Stock, plus any and all accrued but unpaid dividends. The holders of Series A Convertible Preferred Stock are entitled to dividends when declared by the board of directors. As of December 31, 2016, there are no shares of Series A Preferred Stock outstanding.

Series B Preferred Stock

350,000 shares of preferred stock are designated as Series B Preferred Stock. Each share of Series B Preferred Stock is convertible at the election of the holder into .004 shares of common stock, subject to a 4.9% beneficial ownership limitation. Series B Preferred Stock has no voting rights until converted into common stock. The holders of the Series B Preferred Stock do not have any rights to dividends or any liquidation preferences. As of December 31, 2016, there are 264,503 shares of Series B Preferred Stock outstanding.

Series C Preferred Stock

1,000,000 shares of preferred stock are designated as Series C Preferred Stock. Each share of Series C Preferred Stock, as amended, is convertible at the election of the holder into 100 shares of common stock, and entitles the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company. The holders of the Series C Preferred Stock do not have any rights to dividends or any liquidation preferences. As of December 31, 2016, there are 319,768 shares of Series C preferred stock outstanding, of which 223,768 shares are owned by our Chairman and CEO, Dr. Cellucci. As collateral security on certain obligations of the Company, Dr. Cellucci has pledged all of his shares of Series C Preferred Stock to holders of certain convertible promissory notes (see Note 6).

Stock Options

For the nine months ended December 31, 2016, the Company did not issue any stock options, and there were no exercises of any existing stock options. For the nine months ended December 31, 2016, the Company recorded an expense of $5,380 for the vesting of previously issued options. All option grants are 100% vested. The following table summarizes activities related to stock options of the Company for the nine months ended December 31, 2016:

	Number of Options	Weighted-Average Exercise Price per share	Weighted-Average Remaining Life (Years)
Outstanding at March 31, 2016	102	$1,102.94	-
Outstanding and exercisable at December 31, 2016	102	$1,102.94	8.19

The following table summarizes stock option information as of December 31, 2016:

Exercise Prices	Outstanding	Weighted Average Contractual Life	Exercisable
$7,500.00	12	5.13 Years	12
$250.00	90	8.60 Years	90
Total	102	8.19 Years	102

Warrants

For the nine months ended December 31, 2016, the Company did not grant any warrants, and there were no exercises of any existing warrants. The following table summarizes the activity related to warrants of the Company for the nine months ended December 31, 2016:

	Number of Warrants	Weighted-Average Exercise Price per share	Weighted-Average Remaining Life (Years)
Outstanding at March 31, 2016	3,263	$446.52	-
Outstanding and exercisable at December 31, 2016	3,263	$446.52	3.49

NOTE 9 - Commitments and Contingencies

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

On January 27, 2016, one of the Company’s creditors, JSJ Investments Inc. (“JSJ”), sent a demand for payment of amounts allegedly owed by the Company to JSJ pursuant to a convertible note dated January 19, 2015, in the original principal amount of $100,000, and threatening potential legal action against the Company. Since that time, JSJ has continued to convert the note into shares of common stock and the parties are currently negotiating a settlement of the remaining amounts due under the note.

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

NOTE 10 - Subsequent Events

From January 1, 2017 through August 21, 2017 (the date the last conversion notice has been received), the Company has issued 6,239,305,173 shares of common stock in satisfaction of $1,125,409 and $185,184 of principal and accrued interest, respectively, pursuant to conversion notices received by the Company from convertible debt holders.

From January 1, 2017 through August 21, 2017, our CEO has advanced to the Company, or made payments directly to vendors of the Company, in the aggregate $22,801. On May 4, 2017, and August 11, 2017, the Company repaid our CEO $38,151 and $11,500, respectively, of amounts previously advanced.

On April 21, 2017, the Company, Dr. Cellucci and TCA executed a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay $2,500 by April 30, 2017, $2,500 by May 31, 2017, and $405,357 on or before June 16, 2017. The Company fully complied with its obligations under the settlement agreement, paying TCA all amounts owed thereunder within the times required, and the case has now been dismissed.

On May 1, 2017, the Company issued to a third-party investor, three convertible notes, two of which were for $50,000 each and one for $17,500, and three back-end convertible notes, two of which were for $50,000 each and one for $25,000. All of the notes have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company’s common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six-month anniversary of the note the conversion price shall have ceiling of $0.0005. The three convertible notes were funded on May 1, 2017, when the Company received proceeds of $111,625, after disbursements for the lender’s transaction costs, fees and expenses. On August 8, 2017, the investor funded the $25,000 back end note when the Company received $23,750 after disbursements for the lender’s transaction costs, fees and expenses.

On May 1, 2017, the Company issued to a third-party investor, three convertible notes, two of which were for $50,000 each and one for $17,500, and three back-end convertible notes, two of which were for $50,000 each and one for $25,000. All of the notes have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company’s common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six-month anniversary of the note the conversion price shall have ceiling of $0.0005.The three convertible notes were funded on April 28, 2017 and May 3, 2017, when the Company received proceeds of $85,000 and $26,625, respectively, after disbursements for the lender’s transaction costs, fees and expenses. On August 8, 2017, the investor funded the $25,000 back end note when the Company received $23,750 after disbursements for the lender’s transaction costs, fees and expenses.

On May 2, 2017, the Company issued a convertible note for legal services previously provided with a face value of $23,000 and stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 70% of the average of the three lowest closing bid prices for 10 days prior to conversion.

On May 3, 2017, the Company issued a convertible promissory note, with a face value of $124,775 and stated interest of 10% to Carebourn. The note is convertible at any time after ninety days following the funding of the note into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on May 4, 2017, when the Company received proceeds of $100,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires 240 daily payments of $520 per day via ACH.

On May 3, 2017, the Company issued three replacement convertible promissory notes in the amounts of $29,700, $25,300 and $22,000, respectively, which replaced three convertible promissory notes issued on November 27, 2015, with a face value of $27,000, January 5, 2016, with a face value of $23,000 and May 2, 2017, with a face value of $20,000, respectively. Each of the replacement convertible notes have a stated interest of 8% and each note is convertible at any time, into a variable number of the Company’s common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six-month anniversary of the note the conversion price shall have a ceiling of $0.0005.

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

On June 8, 2017, the Company issued to a third-party investor a convertible promissory note for $140,750 and a back-end convertible note for $140,750. The notes have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company’s common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six-month anniversary of the note the conversion price shall have ceiling of $0.0005. The note was funded on June 15, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses.

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

On June 9, 2017, the Company issued a convertible promissory note, with a face value of $165,025 and stated interest of 10% to Carebourn. The note is convertible at any time after ninety days following the funding of the note into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on May 12, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires 240 daily payments of $680 per day via ACH.

On June 23, 2017, the Company issued a convertible promissory note, with a face value of $262,775 and stated interest of 10% to Carebourn. The note is convertible at any time after ninety days following the funding of the note into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on June 23, 2017, when the Company received proceeds of $220,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires 180 daily payments of $1,460 per day via ACH.

On July 10, 2017, the Company filed an Affidavit of Claim in the amount of $552,444 with The Hanover Insurance Company as surety for YKTG, related to YKTG’s alleged breaches of contract and failure to cure.

On July 12, 2017, the Company entered into a Settlement Agreement and Mutual Release with a holder of a note payable. The Company paid $9,000 and mutual releases between the parties, in full settlement of the note payable of $20,000.

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

On August 1, 2017, the Company issued a convertible promissory note, with a face value of $181,700, maturing on February 1, 2018 (the “Maturity Date”) and stated interest of 10% to More Capital. The note is convertible at any time following the funding of the note into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices quoted for the 20 days prior to conversion. The note was funded on August 3, 2017, when the Company received proceeds of $150,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires daily ACH payments beginning on September 5, 2017, in the amount equal to the remaining balance on September 5, 2017, divided by the remaining days to the Maturity Date. As of August 11, 2017, the lender has converted $130,351 of the note in exchange for 141,330,143 restricted shares of common stock. As of August 11, 2017, the note balance is $51,349.

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

On August 7, 2017, the Company issued a convertible promissory note, with a face value of $223,422 and stated interest of 10% to Carebourn. The note is convertible at any time following the funding of the note into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices for the 20 days prior to conversion. The note was funded on August 9, 2017, when the Company received proceeds of $186,280, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires 240 daily payments of $931 per day via ACH.

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

On August 25, 2017, the Company entered into a Strategic Alliance Agreement, dated August 24, 2017, with AmbiCom Holdings Inc. (“AMBICOM”), a Nevada corporation engaged in acquiring and investing in technology, designating the Company as AMBICOM’s non-exclusive sales lead finder and project-based business partnership channel for governmental and non-governmental departments, agencies and units, for the purpose of promoting AMBICOM’S technologies, and pursuant to which AMBICOM will cross-promote the Company’s products and services, the Company will investigate and propose new joint investment opportunities for AMBICOM and the Company, and the Company will be paid sales commissions for clients introduced to AMBICOM by the Company.

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

Results of Operation for Bravatek Solutions, Inc. for the three and nine months ended December 31, 2016 compared to the three and nine months ended December 31, 2015.

Revenue

During the three and nine months ended December 31, 2016, the Company had revenues of $50,534 and $203,054, respectively, compared to $120,376 and $370,186, respectively, for the three and nine months ended December 31, 2015. Related party revenue (YKTG) for the three and nine months ended December 31, 2016, was $50,534 and $145,362, compared to related party revenue for the three and nine months ended December 31, 2015 of $465 and $187,302. For the nine months ended December 31, 2016, revenues of $23,625 were recorded in barter transactions in exchange for advertising and promotional expenses.

Operating Expenses

For the three and nine months ended December 31, 2016, the Company had operating expenses of $112,587 and $473,029, respectively, compared to $439,849 and $1,348,357 for the three and nine months ended December 31, 2015. The decrease in operating expenses experienced by the Company was attributable to decreases in research and development, professional fees, advertising and promotional costs and general and administrative costs.

Other Income (Expenses)

Other income for the three months ended December 31, 2016 was $247,481 compared to other expenses of $1,299,834 for the three months ended December 31, 2015. The 2016 result is primarily attributable to the decrease in the fair value of derivatives of $450,211, partially offset by other expenses including the amortization of debt discount and interest expense. Other expenses were $1,171,839 and $1,376,926 for the nine months ended December 31, 2016 and 2015, respectively. The decrease was primarily due to decreases on the amortization expense of debt discount and interest expense, partially offset by an increase in the change in the fair value of derivatives.

Net Income (Loss)

The Company had net income of $131,169 for the three months ended December 31, 2016, compared to a net loss of $1,645,318 for the three months ended December 31, 2015 and net losses of $1,596,162 and $2,464,895 for the nine months ended December 31, 2016 and 2015, respectively. The three month change was primarily attributable to a gain of $450,211 on the fair value change in derivatives for the three months ended December 31, 2016, compared to a loss on the fair value change in derivatives of $754,392 for the three months ended December 31, 2015. The decrease in net loss for the nine months ended December 31, 2016, compared to the nine months ended December 31, 2015, was due to the decreases in operating expenses and other expenses, reduced by the lower gross profit realized for the nine months ended December 31, 2016, compared to the nine months ended December 31, 2015.

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

For the nine months ended December 31, 2016, we primarily funded our business operations with $223,726 of cash collected from accounts receivable and $48,000 from the proceeds from convertible note financing. From January 1, 2017, through August 31, 2017, we received proceeds of $1,467,030 from the issuance of $1,664,947 of convertible promissory notes. These activities funded our business operations since December 31, 2016, and were also used to pay off existing debt of approximately $754,000, and to fund $200,000 for our Strategic Alliance Agreement with Helpcomm. We may conduct a private placement offering to seek to raise the necessary working capital to continue to fund our business operations, or continue to rely on the issuance of convertible promissory notes to fund our business operations.

As of December 31, 2016, we had cash of $257, as compared to $15,244 at March 31, 2016. The Company did not have any accounts receivable as of December 31, 2016, compared to $46,898 as of March 31, 2016. As of December 31, 2016, we had current liabilities of $5,522,069 (including $2,144,913 of non-cash derivative liabilities) compared to current assets of $257 which resulted in working capital deficit of $5,521,812. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, note payable-related party and notes payable.

Operating Activities

For the nine months ended December 31, 2016, net cash used in operating activities was $77,613 compared to $1,209,954 for the nine months ended December 31, 2015. For the nine months ended December 31, 2016, our net cash used in operating activities was primarily attributable to the net loss adjusted by amortization of debt discounts, derivative liability expenses non-cash interest and fees related to convertible promissory notes and depreciation. Net changes of $386,601 in operating assets and liabilities positively impacted the cash used in operating activities. The 2015 results were primarily attributable to net loss adjusted by the fair value change of derivative liabilities, amortization and depreciation, and net changes of $15,809 in operating assets and liabilities negatively impacted the cash used in operating activities.

Investing Activities

There was no investing activity for the nine months ended December 31, 2016, compared to net cash used in investing activities of $73,279 during the nine months ended December 31, 2015. In the 2015 period, cash used in investing activities was attributable to the Company purchasing assets from a related party of $43,279 and an investment in a note receivable of $30,000.

Financing Activities

For the nine months ended December 31, 2016, the net cash provided by financing activities was $62,626 compared to $1,113,560 for the nine months ended December 31, 2015. The results for the 2016 period was the result of proceeds received of $48,000 from the issuance of $61,239 of convertible promissory notes, receipt of $26,850 of proceeds from a related party loan and the repayment of $12,224 against convertible promissory notes. The 2015 activity was the result of proceeds from notes payable of $350,000, convertible promissory notes of $984,173 and proceeds received from a related party of $51,512 and payments of $157,000 in a related party asset transaction, $51,512 related party loan repayments and $63,613 note repayment.

Critical Accounting Policies

Our financial statements are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements are included in the Company’s Current Report on Form 10-K filed on July 21, 2017. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred. The Company recognizes revenue in accordance with Accounting Standards Codification Section 605-10-599, Revenue Recognition, Overall, SEC Materials (“Section 605-10-599”). Section 605-10-599 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Cost of products sold consists of the cost of the purchased goods and labor related to the corresponding sales transaction. When a right of return exists, the Company defers revenues until the right of return expires. The Company recognizes revenue from services at the time the services are completed.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 27, 2016, one of the Company’s creditors, JSJ Investments Inc. (“JSJ”), sent a demand for payment of amounts allegedly owed by the Company to JSJ pursuant to a convertible note dated January 19, 2015, in the original principal amount of $100,000, and threatening potential legal action against the Company. Since that time, JSJ has continued to convert the note into shares of common stock and the parties are currently negotiating a settlement of the remaining amounts due under the note.

On September 6, 2016, TCA commenced an action against the Company and the Company’s CEO, Dr. Cellucci, as “validity guarantor,” filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, for amounts owed to TCA by the Company under their revolving credit agreement with the Company. On April 21, 2017, the Company, Dr. Cellucci and TCA executed a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay $2,500 by April 30, 2017, $2,500 by May 31, 2017, and $405,357 on or before June 16, 2017. The Company fully complied with its obligations under the settlement agreement, paying TCA all amounts owed thereunder within the times required, and the case has now been dismissed.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 6, 2016, the Company issued 3,838,330 shares of common stock to Carebourn Capital L.P. (“Carebourn”) in partial satisfaction of its obligations under, and the holder’s election to convert a $690 portion of, the Company’s convertible promissory note, issued to Carebourn on October 12, 2015.

On October 6, 2016, the Company issued 7,748,955 shares of common stock to LG Capital Funding LLC. (“LG”) in partial satisfaction of its obligations under, and the holder’s election to convert a $1,558 portion of, the Company’s convertible promissory back-end note, which included $1,380 in principal, and a $178 portion of accrued interest issued to LG on January 9, 2015.

On October 6, 2016, the Company issued 3,916,000 shares of common stock to YP Holdings, LLC (“YP Holdings”) in partial satisfaction of its obligations under, and the holder’s election to convert a $704 portion of, the Company’s convertible promissory notes accrued interest issued to YP Holdings on August 17, 2015.

On October 10, 2016, the Company issued 3,838,330 shares of common stock to JSJ Investments, Inc. (“JSJ”) in partial satisfaction of its obligations under, and the holder’s election to convert a $422 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On October 13, 2016, the Company issued 3,838,300 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $614 portion of, the Company’s convertible promissory note, issued to Carebourn on October 12, 2015.

On October 17, 2016, the Company issued 4,786,069 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $526 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On October 19, 2016, the Company issued 5,208,644 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $573 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On October 24, 2016, the Company issued 3,838,330 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $461 portion of, the Company’s convertible promissory note, issued to Carebourn on October 12, 2015.

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

On October 28, 2016, the Company issued 12,056,852 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder’s election to convert a $723 portion of, the Company’s convertible promissory note’s accrued interest issued to YP Holdings on August 17, 2015.

On November 1, 2016, the Company issued 6,209,761 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $673 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On November 2, 2016, the Company issued 3,838,330 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $307 portion of, the Company’s convertible promissory note, issued to Carebourn on October 12, 2015.

On November 2, 2016, the Company issued 13,128,432 shares of common stock to LG in partial satisfaction of its obligations under, and the holder’s election to convert a $1,759 portion of, the Company’s convertible promissory back-end note, which included $1,600 in principal, and a $159 portion of accrued interest issued to LG on January 9, 2015.

On November 4, 2016, the Company issued 7,292,905 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $583 portion of, the Company’s convertible promissory note, which included $170 in principal, and a $413 portion of accrued interest issued to Carebourn on October 12, 2015.

On November 4, 2016, the Company issued 7,292,904 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $790 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On November 7, 2016, the Company issued 14,868,595 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder’s election to convert a $1,784 portion of, the Company’s convertible promissory note’s accrued interest issued to YP Holdings on August 17, 2015.

On November 8, 2016, the Company issued 7,292,900 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $583 portion of, the Company’s convertible promissory note’s accrued interest issued to Carebourn on October 12, 2015.

On November 8, 2016, the Company issued 8,650,902 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $904 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On November 9, 2016, the Company issued 16,000,000 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder’s election to convert a $960 portion of, the Company’s convertible promissory note’s accrued interest issued to YP Holdings on August 17, 2015.

On November 10, 2016, the Company issued 17,657,636 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder’s election to convert a $1,059 portion of, the Company’s convertible promissory note’s accrued interest issued to YP Holdings on August 17, 2015.

On November 11, 2016, the Company issued 10,160,709 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $559 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On November 11, 2016, the Company issued 13,152,014 shares of common stock to LG in partial satisfaction of its obligations under, and the holder’s election to convert a $1,762 portion of, the Company’s convertible promissory back-end note, which included $1,600 in principal, and a $162 portion of accrued interest issued to LG on January 9, 2015.

On November 11, 2016, the Company issued 20,174,545 shares of common stock to Union Capital, LLC (“Union”) in partial satisfaction of its obligations under, and the holder’s election to convert a $2,219 portion of, the Company’s convertible promissory note, which included $1,900 in principal, and $319 in accrued interest, issued to Union on December 19, 2014.

On November 15, 2016, the Company issued 20,736,121 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder’s election to convert a $1,244 portion of, the Company’s convertible promissory note’s accrued interest issued to YP Holdings on August 17, 2015.

On November 17, 2016, the Company issued 13,075,585 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $719 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On November 17, 2016, the Company issued 22,751,321 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder’s election to convert a $1,365 portion of, the Company’s convertible promissory note’s accrued interest issued to YP Holdings on August 17, 2015.

On November 18, 2016, the Company issued 7,292,905 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $438 portion of, the Company’s convertible promissory note’s accrued interest issued to Carebourn on October 12, 2015.

On November 21, 2016, the Company issued 14,938,865 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert an $822 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On November 23, 2016, the Company issued 15,240,000 shares of common stock to Rock Capital, LLC (“Rock”) in partial satisfaction of its obligations under, and the holder’s election to convert a $914 portion of, the Company’s replacement convertible promissory note’s accrued interest note issued to Rock on April 27, 2016.

On November 29, 2016, the Company issued 16,686,940 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $917 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On November 30, 2016, the Company issued 30,000,000 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder’s election to convert a $1,800 portion of, the Company’s convertible promissory note’s accrued interest issued to YP Holdings on August 17, 2015.

On December 1, 2016, the Company issued 19,366,174 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $1,065 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On December 1, 2016, the Company issued 19,700,000 shares of common stock to Rock in partial satisfaction of its obligations under, and the holder’s election to convert a $1,182 portion of, the Company’s replacement convertible promissory note, which included $728 in principal, and a $454 portion of accrued interest issued to Rock on April 27, 2016.

On December 5, 2016, the Company issued 20,315,117 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $1,117 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On December 5, 2016, the Company issued 15,184,477 shares of common stock to LG in partial satisfaction of its obligations under, and the holder’s election to convert a $2,357 portion of, the Company’s convertible promissory back-end note, which included $2,130 in principal, and a $227 portion of accrued interest issued to LG on January 9, 2015.

On December 5, 2016, the Company issued 19,700,000 shares of common stock to Rock in partial satisfaction of its obligations under, and the holder’s election to convert a $1,182 portion of, the Company’s replacement convertible promissory note, which included $1,005 in principal, and a $177 portion of accrued interest issued to Rock on April 27, 2016.

On December 5, 2016, the Company issued 20,600,000 shares of common stock to Rock in partial satisfaction of its obligations under, and the holder’s election to convert a $1,236 portion of, the Company’s replacement convertible promissory note, which included $1,080 in principal, and a $156 portion of accrued interest issued to Rock on April 27, 2016.

On December 7, 2016, the Company issued 47,062,000 shares of common stock to Union in partial satisfaction of its obligations under, and the holder’s election to convert a $2,588 portion of, the Company’s convertible promissory note, which included $2,200 in principal and $388 in accrued interest, issued to Union on December 19, 2014.

On December 8, 2016, the Company issued 24,711,158 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $1,359 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On December 8, 2016, the Company issued 47,075,091 shares of common stock to Union in partial satisfaction of its obligations under, and the holder’s election to convert a $2,589 portion of, the Company’s convertible promissory note, which included $2,200 in principal, and $389 in accrued interest, issued to Union on December 19, 2014.

On December 8, 2016, the Company issued 45,000,000 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder’s election to convert a $2,700 portion of, the Company’s convertible promissory note’s accrued interest issued to YP Holdings on August 17, 2015.

On December 12, 2016, the Company issued 28,741,326 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $1,724 portion of, the Company’s convertible promissory note’s accrued interest issued to Carebourn on October 12, 2015.

On December 12, 2016, the Company issued 35,220,746 shares of common stock to LG in partial satisfaction of its obligations under, and the holder’s election to convert a $2,360 portion of, the Company’s convertible promissory back-end note, which included $2,010 in principal, and a $350 portion of accrued interest issued to LG on January 9, 2015.

On December 13, 2016, the Company issued 33,879,091 shares of common stock to Adar Bays, LLC (“Adar Bays”) in partial satisfaction of its obligations under, and the holder’s election to convert a $1,863 portion of, the Company’s convertible promissory note issued to Adar Bays on December 19, 2014.

On December 13, 2016, the Company issued 11,400,333 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $684 portion of, the Company’s convertible promissory note’s accrued interest issued to Carebourn on October 12, 2015.

On December 13, 2016, the Company issued 33,900,000 shares of common stock to Rock in partial satisfaction of its obligations under, and the holder’s election to convert a $2,034 portion of, the Company’s replacement convertible promissory note, which included $1,840 in principal, and a $194 portion of accrued interest issued to Rock on April 27, 2016.

On December 13, 2016, the Company issued 47,140,909 shares of common stock to Union in partial satisfaction of its obligations under, and the holder’s election to convert a $2,593 portion of, the Company’s convertible promissory note, which included $2,200 in principal, and $393 in accrued interest, issued to Union on December 19, 2014.

On December 13, 2016, the Company issued 65,000,000 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder’s election to convert a $3,900 portion of, the Company’s convertible promissory note’s accrued interest issued to YP Holdings on August 17, 2015.

On December 14, 2016, the Company issued 34,993,929 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder’s election to convert a $1,886 portion of, the Company’s replacement convertible promissory note issued to JSJ on January 19, 2015.

On December 14, 2016, the Company issued 67,187,462 shares of common stock to LG in partial satisfaction of its obligations under, and the holder’s election to convert a $4,502 portion of, the Company’s convertible promissory back end note, which included $3,830 in principal, and a $672 portion of accrued interest issued to LG on January 9, 2015.

On December 14, 2016, the Company issued 39,000,000 shares of common stock to Rock in partial satisfaction of its obligations under, and the holder’s election to convert a $2,340 portion of, the Company’s replacement convertible promissory note, which included $2,184 in principal, and a $156 portion of accrued interest issued to Rock on April 27, 2016.

On December 14, 2016, the Company issued 64,300,000 shares of common stock to Union in partial satisfaction of its obligations under, and the holder’s election to convert a $3,537 portion of, the Company’s convertible promissory note, which included $3,000 in principal, and $537 in accrued interest, issued to Union on December 19, 2014.

On December 16, 2016, the Company issued 28,741,200 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $1,724 portion of, the Company’s convertible promissory note’s accrued interest issued to Carebourn on October 12, 2015.

On December 20, 2016, the Company issued 52,000,000 shares of common stock to Rock in partial satisfaction of its obligations under, and the holder’s election to convert a $3,120 portion of, the Company’s replacement convertible promissory note, which included $2,944 in principal, and a $176 portion of accrued interest issued to Rock on April 27, 2016.

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

BRAVATEK SOLUTIONS, INC.

Date: August 29, 2017	By:	/s/ Thomas A. Cellucci
Thomas A. Cellucci
CEO

