Form 10-K
period 2017-03-31
Bravatek Solutions, Inc.
filed 2017-09-27
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant's most recently completed second fiscal quarter; $23,500. Shares of the registrant’s common stock held by each executive officer and director and by each person who owned 10 percent or more of the registrant’s outstanding common stock were excluded in that such persons may be deemed to be “affiliates” of the Registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of September 27, 2017, the Company had 7,531,184,221 shares issued and outstanding.

PART I

ITEM 1. BUSINESS.

Overview

Bravatek Solutions, Inc., a Colorado corporation (the “Company"), was incorporated on April 19, 2007. Effective October 23, 2015, the Company changed its name to "Bravatek Solutions, Inc." in order to better reflect the Company's expanding operations and strategy. The Company's business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, tools and systems, including telecom services. Solutions span a diverse variety of world-wide markets including, but not limited to, email security, user authentication, telecommunications and cyber breach protection.

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

Currently, the Company's primary business operations are focused on establishing a strategic leadership position in cybersecurity email solutions and telecom services within the U.S. and abroad. The Company also has a “Market Alliance Program” (“MAP”) that enables Bravatek to rapidly introduce additional allied software, tools and systems to the worldwide marketplace through “win-win” contracts offering Bravatek, in virtually all cases, exclusive distribution rights in specified markets.

Currently, the Company's primary proprietary product development efforts are focused on enhancing its sales-released enterprise-level information security software-appliance called Ecrypt One. It was designed to protect email and attachments in transit and at rest. It incorporates and supports multiple security technologies and techniques, such as encryption, role based access controls, server rules that enforce security, and multi-factor authentication. It was designed, with our rigorous new product development process, to assist organizations and governments to meet and maintain compliance with information security regulations, such as the Health Insurance Portability and Accountability Care Act of 1996 (“HIPAA”).

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

Additionally, the Company will list its solutions on the General Services Administration (“GSA”) Schedules or other government contract vehicles, for acquisition by authorized users. GSA is an independent agency of the United States government that, amongst other responsibilities, supplies products and communications for US government offices. The Company recently had its software related products and capabilities listed on the SEWP contract vehicle, administered by NASA, useable by many civilian and military agencies in the U.S.

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

Marketing

Over the next twelve months, the Company will focus on orders and sales for its products and services. It will also continue to grow its strategic alliance network of allied products and service providers, who will also market Bravatek's products.

The Company will focus its marketing efforts on customer acquisitions of Ecrypt One and Viking Telecom services, as well as allied products and services. The Company anticipates that it will continue to market its proprietary and allied products on the Internet, using the Company's websites (www.bravatek.com and www.vikingtelecomservices.com, not incorporated in this filing except as a reference), on social networking sites like Facebook and Twitter, and on industry websites, blogs and forums.

The Company also intends to expand its sales capabilities.

Competition

Ecrypt One, the Company's enterprise-level information security server software package, is a very unique offering that faces indirect competition from companies such as: i) Symantec Corporation; ii) Voltage Security; iii) Proofpoint Inc.; iv) Axway Software; v) Watchguard; and, vi) Zix Corporation.

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

Cybersecurity Software is classified as a "dual-use good," meaning that it can be used by both the general public and the military. Export of such goods is regulated by the Wassenaar Arrangement on Export Controls for Conventional Arms and Dual-Use Goods and Technologies (the "Wassenaar Arrangement").

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

Employees

The Company currently has one full-time employee, its Chief Executive Officer, Dr. Thomas A. Cellucci. Deborah King is contracted to act as Interim Chief Financial Officer. Ian Treleaven is contracted to act as Vice President of Product Development of the Company. Various consultants have been contracted to fulfill sales, software development and web programming duties.

Reports to Security Holders

Once filed with the SEC, the Company provides its annual report that includes its audited financial information to its shareholders upon written request. The Company also makes its financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Exchange Act. The Company is subject to disclosure filing requirements including filing Form 10-K's annually and Form 10-Q's quarterly. In addition, the Company files current reports on Form 8-K and other proxy and information statements from time to time as required.

The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS.

Not required for Smaller Reporting Companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

The Company does not currently own any real property. Currently, the Company's principal business address is 2028 E. Ben White Blvd., #240-2835, Austin, TX 78741. The costs associated are immaterial to the financial statements and, accordingly have not been reflected therein. The Company anticipates that it will explore leasing opportunities for office space during the next twelve months.

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

On July 16, 2015, the Company's then independent certifying accounting firm, Sadler Gibb & Associates, LLC, notified the Company during a phone call that a consultant, Jay Lake, to the Company's outside accountant, One Blue Mountain, was subject to a PCAOB order barring Mr. Lake from being an associated person of a registered public accounting firm. Pursuant to Section 105(c)(7) of the Sarbanes-Oxley Act of 2002, it is unlawful for a person subject to such an association bar to willfully associate with an issuer in an accountancy or a financial management capacity without the consent of the PCAOB or the Securities and Exchange Commission, and for an issuer to permit such person to associate with the issuer if the issuer knew or should have known in the exercise of reasonable care of the association bar. On July 17, 2015, the Company transitioned to using another outside accountant in lieu of One Blue Mountain, and on July 22, 2015, formally terminated One Blue Mountain. On July 21, 2015, the Company reported the matter to the Securities and Exchange Commission.

On January 27, 2016, one of the Company’s creditors, JSJ Investments, Inc. (“JSJ”), sent a demand for payment of amounts allegedly owed by the Company to JSJ pursuant to a convertible note dated January 19, 2015, in the original principal amount of $100,000, and threatening potential legal action against the Company. On or about September 5, 2017, JSJ assigned its interest in the note to Carebourn Partners, LLC, and the Company and JSJ mutually released each other from all claims.

On April 21, 2017, the Company, Dr. Cellucci and TCA Global Credit Master Fund, LP (“TCA”) executed a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay $2,500 by April 30, 2017, $2,500 by May 31, 2017 and $405,357 on or before June 16, 2017. The Company has fully complied with its obligations under the settlement agreement, paying TCA all amounts owed thereunder within the times required, and the case has now been dismissed.

On or about December 7, 2016, Bears Global Construction Holdings, LLC (“Bears”) commenced an action against the Company in the County Court at Law No. 1 for Travis County, Texas, the Company denied liability and filed a counterclaim and motion to dismiss, and the parties entered into a settlement agreement on or about February 23, 2017, whereby they each released the other party from all claims. The case was subsequently dismissed.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's shares are approved for trading on the OTCBB under the symbol "BVTK." The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)
Fiscal year ended March 31, 2017	HIGH	LOW
Quarter ended June 30, 2016	$0.50	$0.03
Quarter ended September 30, 2016	$0.06	$0.0003
Quarter ended December 31, 2016	$0.0004	$0.0001
Quarter ended March 31, 2017	$0.0001	$0.0001

Fiscal year ended March 31, 2016	HIGH	LOW
Quarter ended June 30, 2015	$1,032.50	$400.00
Quarter ended September 30, 2015	$412.50	$20.00
Quarter ended December 31, 2015	$30.00	$1.00
Quarter ended March 31, 2016	$1.75	$0.245

Holders

As of September 27, 2017, there were 7,504,753,161 shares of common stock issued and outstanding and approximately 140 shareholders of record.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2017, or 2016. There are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors and the loan agreements and general security agreements covering the Company's assets do not limit its ability to pay dividends. The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company's assets, after payment of the liabilities, is less than the aggregate of the Company's liabilities and stated capital of all classes.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects" and the like often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-K and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Overview and Plan of Operation

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

Currently, the Company's primary business operations are focused on establishing a strategic leadership position in cybersecurity email solutions and telecom services within the U.S. and abroad. The Company also has a “Market Alliance Program” (“MAP”) that enables Bravatek to rapidly introduce additional allied software, tools and systems to the worldwide marketplace through “win-win” contracts offering Bravatek, in virtually all cases, exclusive distribution rights in specified markets.

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

On June 2, 2015, the Company strategically acquired some of the assets of Viking Telecom Services, LLC, a Minnesota limited liability company ("Viking”) from Dependable Critical Infrastructure, Inc. f/k/a DTREDS Consolidated Inc., a Delaware corporation ("DCI"). The Company continues to provide telecommunication services under the "Viking," "Viking Telecom," and "Viking Tower" brands. Services provided include cellular tower mapping and audits, ground audits, civil equipment installation, cellular site decommissioning, 3G/4G installations, project/construction management, battery installation and maintenance, shelter and compound preventative maintenance, site cleanup, and other related services.

On June 6, 2017, the Company entered into a Strategic Alliance Agreement with HelpComm, Inc. (“HelpComm”), a telecom construction services corporation located in Manassas, Virginia, pursuant to which the Company would provide at least $200,000 in business expansion funding to HelpComm within ten (10) business days of execution of the agreement, and 40% of profits from services performed by HelpComm pursuant to receipt of the expansion funding from the Company would be allotted to the Company. The Company remitted the $200,000 to HelpComm on June 26, 2017, and expects revenue from Helpcomm from orders already received by HelpComm. On September 20, 2017, the Company entered into a Letter of Intent to potentially acquire Helpcomm.

In addition to the foregoing, in an effort to advance the business operations of the Company, over the next twelve (12) months the Company plans to undertake the following actions in the order in which they are listed:

1.	Continue distribution on Ecrypt One Software packages;
2.	Continue providing telecom services;
3.	Continue distribution of allied products and services;
4.	Continue developing strategic marketing alliance program; and
5.	Continue development and testing of additional Ecrypt One features and capabilities.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended March 31, 2017, as compared to the fiscal year ended March 31, 2016. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States ("GAAP").

Results of Operation for Bravatek Solutions, Inc. for the Fiscal Year Ended March 31, 2017, Compared to the Fiscal Year Ended March 31, 2016.

Revenue

For the fiscal year ended March 31, 2017, the Company had revenues of $203,054 as compared to revenues of $391,872 for the fiscal year ended March 31, 2016. For the year ended March 31, 2017, revenues of $23,625 were recorded in barter transactions in exchange for advertising and promotional expenses. Related party and other revenue for the years ended March 31, 2017, and 2016, were as follows:

	Sales Year Ended March 31, 2017	Sales Year Ended March 31, 2016
Revenue, related party	$145,362	$186,837
Revenue, other	57,692	205,035
Total revenue	$203,054	$391,872

The related party for the year ended March 31, 2017, was temporarily a related party based on the percentage of shares owned by management of the related party, of the issued and outstanding common stock of the Company at the time of the sales. The party is no longer a related party. For the year ended March 31, 2016, the Company recorded sales to three related party companies in the amounts of $126,148, $59,404 and $1,750, respectively. The sales of $1,750 were to a limited liability company controlled by our chief executive officer (“CEO”).

Operating Expenses

For the year ended March 31, 2017, the Company had operating expenses of $544,586 compared to $1,808,992 for the year ended March 31, 2016. The decrease in operating expenses experienced by the Company was primarily attributable to significant decreases in research and development, professional fees, general and administrative costs and advertising and promotional costs.

Other Income (Expenses)

Other expenses for the year ended March 31, 2017, decreased to $837,433 from $3,734,871 for the year ended March 31, 2016. The decrease was primarily due to a decrease in the fair value of derivatives of $67,603 for the year ended March 31, 2017, compared to an increase in the fair value of derivatives of $942,280 for the year ended March 31, 2016. Amortization of debt discount decreased by $552,922 as several notes reached their maturity during the year ended March 31, 2016, and were fully amortized that year. Other expenses in the year ended March 31, 2016, included the loss on acquisition of assets from a related party and loss on investment in unconsolidated investee.

Net Loss

The Company had a net loss of $1,334,396 for the year ended March 31, 2017, compared to $5,351,059 for the year ended March 31, 2016. The change in net loss was primarily attributable to the decreases in operating expenses and other expenses as described above.

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

For the fiscal year ended March 31, 2017, we primarily funded our business operations with the proceeds from convertible note financing. Since April 1, 2017, through September 20, 2017, we received proceeds of $1,467,030 from the issuance of $1,664,947 of convertible promissory notes. These activities funded our business operations from March 31, 2017, and were also used to pay off existing debt of approximately $754,000, and to fund $200,000 for our Strategic Alliance Agreement with Helpcomm. We may conduct a private placement offering to seek to raise the necessary working capital to continue to fund our business operations, or continue to rely on the issuance of convertible promissory notes to fund our business operations.

As of March 31, 2017, we had cash of $125, as compared to $15,244 at March 31, 2016. As of March 31, 2017, we had current liabilities of $5,174,058 (including $1,654,015 of non-cash derivative liabilities) which resulted in working capital deficit of $5,173,933. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, note payable-related party, notes payable, accounts payable and accrued expenses and derivative liabilities.

Operating Activities

For the year ended March 31, 2017, net cash used in operating activities was $80,065 compared to $1,469,120 for the year ended March 31, 2016. For the year ended March 31, 2017, adjustments to the net loss included $633,732 for the amortization of debt discount, $76,380 of common stock and options expensed for services, and net changes of $520,157 in operating assets and liabilities positively impacted the cash used in operating activities. For the year ended March 31, 2016, our net cash used in operating activities was primarily attributable to the net loss adjusted by amortization of debt discounts, derivative liability expenses, loss on assets acquired from related party, non-cash interest and fees related to convertible promissory notes and depreciation. Net increases of $259,173 in operating assets and liabilities also reduced the cash used in operating activities.

Investing Activities

During the fiscal year ended March 31, 2017, there was no investing activity, compared to net cash used in investing activities of $200,280 for the year ended March 31, 2016. The 2016 net cash used by investing activities was primarily attributable to the fact that the Company purchased assets per the Asset Purchase Agreement with DCI dated June 2, 2015.

Financing Activities

During the year ended March 31, 2017, the net cash provided by financing activities was $64,946 compared to $1,481,573 for the year ended March 31, 2016. The results for the year ended March 31, 2017, was the result of proceeds received of $48,000 from the issuance of $61,239 of convertible promissory notes, receipt of $31,850 of proceeds from a related party loan and the repayments of $12,224 against convertible promissory notes and $3,500 of repayments of note payable. The activity for the year ended March 31, 2016, was the result of proceeds from notes payable of $310,600, convertible promissory notes of $1,161,424, and proceeds received from a related party of $156,512 and repayments of $51,512 related party loan obligations and $95,451 note repayments.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition or results of operations.

Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America ("U.S. GAAP").

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

Accounts Receivable/Allowance for Doubtful Accounts

The Company records its client receivables and unbilled services at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and unbilled services and establishes allowances based on historical experience and other currently available information. As of March 31, 2017, and 2016, management determined there was no need to establish an allowance for doubtful accounts because there had been little history of nonpayment or indicators of credit risk, such as bankruptcy.

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

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. Capitalized software is amortized over the software's estimated economic life of 3 years. For the years ended March 31, 2017, and 2016, amortization expense for capitalized software development was $20,121 and $20,176, respectively.

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

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP. All research and development costs have been expensed as incurred, totaling $29,998 and $492,986 for the years ended March 31, 2017, and 2016, respectively. The company had no development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software, in the years ended March 31, 2017 and 2016.

Advertising and Promotions

The Company expenses advertising costs as incurred. Advertising expenses for the year ended March 31, 2017, and 2016, were $26,074 and $105,778, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2017 and 2016, for each fair value hierarchy level:

March 31, 2017	Derivative Liability	Total
Level I	$-	$-
Level II	$-	$-
Level III	$1,654,015	$1,654,015
March 31, 2016
Level I	$-	$-
Level II	$-	$-
Level III	$1,955,721	$1,955,721

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

The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred. The Company recognizes revenue in accordance with Accounting Standards Codification Section 605-10-S99, Revenue Recognition, Overall, SEC Materials ("Section 605-10-S99"). Section 605-10-S99 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. The Company recognizes revenue from services at the time the services are completed. The Company’s sale of licensed software has significant standalone functionality with a perpetual right to use the Company’s intellectual property. Accordingly, the Company recognizes licensed software revenue at the time the software is delivered or available to the customer, at which time the company had no further obligations related to the sale of the software. Cost of products sold consists of the cost of the purchased goods and labor related to the corresponding sales transaction.

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

On June 2, 2015, the Company completed an acquisition of some of the assets and assumed certain liabilities of Viking Telecom Services, LLC (“Viking Telecom”) from Dependable Critical Infrastructure, Inc. (“DCI,” f/k/a DTREDS Consolidated, Inc.). To acquire the assets, the Company issued 2,265 shares of common stock, 224 shares of common stock to be issued (valued in the aggregate at $740,000), paid $200,000 cash and forgave $59,204 of a note receivable from DCI. The Company now provides telecom services under a new Viking Telecom brand. Services provided by Viking Telecom include cellular tower mapping and audits, ground audits, civil equipment installation, cellular site decommissioning, 3G/4G installations, project/construction management, battery installation and maintenance, shelter and compound preventative maintenance, site cleanup, and other related services. At the time of the acquisition, our CEO owned approximately 30% of DCI. The Company recorded a loss on the acquisition of $1,044,817 for the year ended March 31, 2016.

Net Earnings (Loss) per Share

Basic and diluted net loss per share information is presented under the requirements of ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive. As of March 31, 2017, there were warrants and options to purchase 3,365 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 22,762,118,935 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

BRAVATEK SOLUTIONS, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED MARCH 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Bravatek Solutions, Inc.

We have audited the accompanying balance sheets of Bravatek Solutions, Inc. as of March 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. Bravatek Solutions, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bravatek Solutions, Inc. as of March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, under Uncertainty as a Going Concern, the Company has suffered recurring losses from operations since inception. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.

West Palm Beach, Florida

September 25, 2017

BRAVATEK SOLUTIONS, INC.
BALANCE SHEETS

	March 31,	March 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash	$125	$15,244
Accounts receivable	-	46,898
Prepaid expenses	-	1,150
Other assets	-	9,952
TOTAL CURRENT ASSETS	125	73,244

Property and equipment, net	28,661	37,631
Intangible assets, net	16,813	36,934

TOTAL ASSETS	$45,599	$147,809

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Convertible notes payable, net of discounts	$1,271,727	$854,396
Notes payable, net of discounts	1,170,450	1,093,598
Notes payable, related party	136,850	105,000
Bank overdraft	820	-
Accounts payable and accrued liabilities	205,312	136,831
Accounts payable - related party	286,442	106,500
Accrued interest	425,290	246,745
Accrued interest related party	23,153	11,550
Derivative liabilities	1,654,015	1,955,721
TOTAL CURRENT LIABILITIES	5,174,058	4,510,341

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock (5,000,000 shares authorized; par value $0.0001, -0- shares issued and outstanding at
March 31, 2017, and 2016)	-	-
Series B preferred stock (350,000 shares authorized; par
value $0.0001, 264,503 shares issued and outstanding at
March 31, 2017, and 2016)	26	26
Series C preferred stock (1,000,000 shares authorized; par
value $0.0001, 319,768 shares issued and outstanding at
March 31, 2017 and 2016)	32	32
Common stock (10,000,000,000 shares authorized; no par value;
2,053,703,772 and 998,236 shares issued and outstanding at
March 31, 2017, and 2016, respectively)	3,734,786	3,461,300
Common stock to be issued (1,221 shares issuable
at March 31, 2017, and 2016)	66,917	66,917
Deferred stock compensation	-	(5,380)
Additional paid in capital	10,170,515	9,880,912
Accumulated deficit	(19,100,734)	(17,766,338)
TOTAL STOCKHOLDERS' DEFICIT	(5,128,459)	(4,362,532)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$45,599	$147,809

The accompanying notes are an integral part of these financial statements.

BRAVATEK SOLUTIONS, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2017	2016
REVENUES
Sales, related parties	$145,362	$186,837
Sales, other	57,692	205,035
Total revenue	203,054	391,872
Cost of services	155,431	199,068
GROSS PROFIT	47,623	192,804

OPERATING EXPENSES
Management fees and expenses, related parties	212,000	118,678
Advertisement and promotion	26,074	105,778
General and administrative	46,351	519,524
Research and development	29,998	492,986
Professional fees	201,073	539,861
Amortization and depreciation	29,090	32,165
TOTAL OPERATING EXPENSES	544,586	1,808,992

OPERATING LOSS	(496,963)	(1,616,188)

OTHER INCOME (EXPENSES)
Interest expense	(274,101)	(403,666)
Interest expense related party	(11,603)	(11,550)
Loss on acquisition of assets from related party	-	(1,044,817)
Loss on investment in unconsolidated investee	-	(150,000)
Other income	14,400	-
Gain (loss) on fair value of derivatives	67,603	(942,280)
Gain on extinguishment of debt	-	4,096
Amortization of debt discounts	(633,732)	(1,186,654)
TOTAL OTHER EXPENSES, NET	(837,433)	(3,734,871)

NET LOSS	$(1,334,396)	$(5,351,059)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	162,920,226	158,967

LOSS PER SHARE
Basic and diluted	$(0.01)	$(33.66)

The accompanying notes are an integral part of these financial statements.

BRAVATEK SOLUTIONS, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED MARCH 31, 2017 and 2016

	Preferred Stock								Common Stock to		Additional	Deferred		Total
	Series A		Series B		Series C		Common Stock		be issued		Paid in	Stock	Retainted	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compenstion	Deficit	Deficit

Balance April 1, 2015	5,000,000	$500	-	$-	-	$-	6,429	$2,072,814	59	$55,480	$8,150,332	$-	$(12,415,279)	$(2,136,153)

Issuance of common stock for shares to be issued	-	-	-	-	-	-	59	55,480	(59)	(55,480)	-	-	-	-
Rounding up for reverse split	-	-	-	-	-	-	347	-	-	-	-	-	-	-
Issuances of Series B preferred stock, common stock issued and common stock to be issued for assets acquired from related party	-	-	264,503	26	-	-	1,208	673,319	224	66,655	-	-	-	740,000
Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	989,190	575,719	-	-	-	-	-	575,719
Common stock issued for interest pursuant to Credit Agreement	-	-	-	-	-	-	1,412	75,000	-	-	-	-	-	75,000
Cancellation of common stock for Series C preferred stock from related party	-	-	-	-	319,768	32	(1,279)	(32)	-	-	208,951	-	-	208,951
Agreement for cancellation of Series A preferred stock and common stock to be issued	(2,622,500)	(262)	-	-	-	-	-	-	997	262	-	-	-	-
Cancellation of Series A preferred stock and issuance of common stock	(2,377,500)	(238)	-	-	-	-	856	-	-	-	238		-	-
Debt forgiveness from stockholder	-	-	-	-	-	-	-				426,460			426,460
Common stock issued for legal services	-	-	-	-	-	-	14	9,000	-	-	-		-	9,000
Compensation-warrants/options	-	-	-	-	-	-	-	-	-	-	21,524	(5,380)	-	16,144
Reclassification of derivative liabilities upon conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	1,073,407	-	-	1,073,407
Net loss for the year ended March 31, 2016	-	-	-	-	-	-	-	-	-	-	-	-	(5,351,060)	(5,351,060)
Balance March 31, 2016	-	-	264,503	26	319,768	32	998,236	3,461,300	1,221	66,917	9,880,912	(5,380)	(17,766,338)	(4,362,532)

Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	2,042,701,037	202,486	-	-	-	-	-	202,486
Stock -based compensation	-	-	-	-	-	-	-	-	-	-	-	5,380	-	5,380
Reclassification of derivative liabilities upon conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	289,603	-	-	289,603
Shares issued for rounding in reverse split	-	-	-	-	-	-	4,499	-	-	-	-	-	-	-
Common stock issued for cinulting services	-	-	-	-	-	-	10,000,000	71,000	-	-	-	-	-	71,000
Net loss for the year ended March 31, 2017	-	-	-	-	-	-	-	-	-	-	-	-	(1,334,396)	(1,334,396)
Balance March 31, 2017	-	$-	264,503	$26	319,768	$32	2,053,703,772	$3,734,786	$1,221	$66,917	$10,170,515	$-	$(19,100,734)	$(5,128,459)

The accompanying notes are an integral part of these financial statements.

BRAVATEK SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31,

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,334,396)	$(5,351,059)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	29,090	32,165
Non-cash interest and fees	37,500	126,075
Loss on acquisition of assets from related party	-	1,044,817
Bad debt expense	2,270	82,522
Common stock and options issued for compensation	5,380	16,144
Common stock issued for services	71,000	9,000
Fair value of Series C preferred stock	-	208,951
Non-cash advertising expenses (barter)	23,625	-
Gain on extinguishment of debt	-	(4,096)
Issuance of convertible notes for services	-	47,000
Amortization of debt discounts	633,732	1,186,654
(Gain) loss on fair value of derivatives	(67,603)	942,280
Changes in operating assets and liabilities:
Accounts receivable	21,003	(231,985)
Prepaid expenses and other recevables	11,102	38,955
Accounts payable and accrued liabilities	295,688	238,498
Accounts payable and accrued liabilities, related party	191,545	144,959
NET CASH USED IN OPERATING ACTIVITIES	(80,065)	(1,469,120)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and computer equipment	-	(280)
Cash paid for acquisition of assets related party	-	(200,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(200,280)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	820	-
Proceeds from note payable	-	310,600
Payments of principal on notes payable	(3,500)	(95,451)
Payments of principal on convertible notes payable	(12,224)	-
Payments to loan-related party	-	(51,512)
Proceeds from issuance of convertible debt	48,000	1,161,424
Proceeds from loan-related party	31,850	156,512
NET CASH PROVIDED BY FINANCING ACTIVITIES	64,946	1,481,573

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,119)	(187,827)

CASH AND CASH EQUIVALENTS
Beginning of year	15,244	203,072
End of year	$125	$15,244

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$15,771	$23,918.00
Cash paid for income taxes	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued in settlement of debt and interest on convertible debt	$202,486	$575,719
Original issue discounts	$5,739	$158,019
Original debt discount against derivative liabilities	$55,500	$1,262,085
Common stock issued to satisfy common stock to be issued	$-	$55,480
Initial value of derivative liabilities	$95,553	$2,234,601
Asset and intangibles purchased from related party with common stock	$-	$740,000
Reclassification of derivatives upon conversion of convertible debt	$289,603	$1,073,407
Increase in convertible notes payable for additional interest	$30,000	$-

The accompanying notes are an integral part of these financial statements.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 1 - Nature of Operations

Bravatek Solutions, Inc., a Colorado corporation (the “Company"), was incorporated on April 19, 2007. Effective September 29, 2015, the Company changed its name to "Bravatek Solutions, Inc." in order to better reflect the Company's expanding operations and strategy. The Company's business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, hardware and services, and telecom services. Products include software, hardware and services, and span a diverse variety of industries including, but not limited to, email security, user authentication, telecommunications and cyber breach protection.

On May 31, 2016, the Company filed Articles of Amendment to increase the number of shares of common stock the corporation is authorized to issue to 10,000,000,000.

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

NOTE 2 - Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America ("U.S. GAAP").

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

MARCH 31, 2017

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents.

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the years ended March 31, 2017, and 2016:

Customer	Sales % Year Ended March 31, 2017	Sales % Year Ended March 31, 2016
Customer A, related party	71.4%	-
Customer B, related party	-	32.2%
Customer C, related party	-	15.5%
Customer D	-	23.2%
Customer E	-	28.7%

There was no accounts receivable at March 31, 2017.

Accounts Receivable/Allowance for Doubtful Accounts

The Company records its client receivables and unbilled services at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and unbilled services and establishes allowances based on historical experience and other currently available information. As of March 31, 2017, and 2016, management determined there was no need to establish an allowance for doubtful accounts because there had been little history of nonpayment or indicators of credit risk, such as bankruptcy.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and is reviewed for impairment whenever occurrence of events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Depreciation expense was $8,970 and $11,989 for the years ended March 31, 2017, and 2016, respectively.

Software Development Costs

Costs for software developed for internal use are accounted for through the capitalization of those costs incurred in connection with developing or obtaining internal-use software. Capitalized costs for internal-use software are included in intangible assets in the balance sheet. Capitalized software development costs are amortized over three years.

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. During the years ended March 31, 2017, and 2016, the Company incurred no capitalized software development costs. Capitalized software is amortized over the software's estimated economic life of 3 years. For the years ended March 31, 2017, and 2016, amortization expense for capitalized software development was $20,121 and $20,176, respectively.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

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

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP. All research and development costs have been expensed as incurred, totaling $29,998 and $492,986 for the years ended March 31, 2017, and 2016, respectively.

Advertising and Promotion

The Company expenses advertising costs as incurred. Advertising expenses for the years ended March 31, 2017, and 2016, was $26,074 and $105,778, respectively. Advertising expenses of $23,625 for the year ended March 31, 2017, were the result of barter transactions, whereby, the Company received advertising and promotional services in exchange for sales of software.

Advertising and Revenue Barter Transactions

The Company recognized revenue and expense, in accordance with ASC 845 - Nonmonetary Transactions, at fair value only if the fair value of the advertising received is determinable based in the entity’s own historical practice of receiving cash or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the Company. If the fair value of the advertising received is not determinable within these limits, the barter transaction would be recorded based on the carrying amount of the advertising received, which likely will be zero. The Company recorded barter transactions during the year ended March 31, 2017, based on the entity’s own historical practice of receiving cash or other consideration.

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $19,100,734, and has a working capital deficit of $5,173,933 as of March 31, 2017, which raises substantial doubt about its ability to continue as a going concern.

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

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2017, and 2016, for each fair value hierarchy level:

March 31, 2017	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$1,654,015	$1,654,015

March 31, 2016
Level I	$-	$-
Level II	$-	$-
Level III	$1,955,721	$1,955,721

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

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

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

Original Issue Discount

For certain convertible debt issued, the Company may provide the debt holder with an original issue discount. The original issue discount would be recorded to debt discount, reducing the initial carrying value of the note and is amortized to interest expense through the maturity of the debt. If a conversion of the underlying debt occurs prior to maturity a proportionate share of the unamortized amounts is immediately expensed.

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

The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred. The Company recognizes revenue in accordance with Accounting Standards Codification Section 605-10-S99, Revenue Recognition, Overall, SEC Materials ("Section 605-10-S99"). Section 605-10-S99 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. The Company recognizes revenue from services at the time the services are completed. The Company’s sale of licensed software has significant standalone functionality with a perpetual right to use the Company’s intellectual property. Accordingly, the Company recognizes licensed software revenue at the time the software is delivered or available to the customer, at which time the company had no further obligations related to the sale of the software. Cost of products sold consists of the cost of the purchased goods and labor related to the corresponding sales transaction.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

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

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

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

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

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

Net Earnings (Loss) per Share

Basic and diluted net loss per share information is presented under the requirements of ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive. For the years ended March 31, 2017, and 2016, there were warrants and options to purchase 3,365 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 22,762,118,935 and 8,095,224 shares of common stock, respectively. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

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

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended March 31, 2017, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, that are of significance or potential significance to us.

NOTE 3 - Related Party Activity

Asset Acquisition

On June 2, 2015, the Company completed an acquisition of certain of the assets and assumed certain liabilities of Viking Telecom Services, LLC (“Viking Telecom”) from Dependable Critical Infrastructure, Inc. (“DCI”), f/k/a DTREDS Consolidated, Inc., a related party due to the Company’s Chief Executive Officer (“CEO”) owned approximately 30% of DCI. To acquire the assets, the Company issued 2,265 shares of common stock, 224 shares of common stock to be issued (valued in the aggregate at $740,000), paid $200,000 cash and forgave $59,204 of a note receivable from DCI. The Company now provides telecom services under a new Viking Telecom brand. Services provided by Viking Telecom include cellular tower mapping and audits, ground audits, civil equipment installation, cellular site decommissioning, 3G/4G installations, project/construction management, battery installation and maintenance, shelter and compound preventative maintenance, site cleanup, and other related services. The Company recorded a loss on the acquisition of $1,044,817 for the year ended March 31, 2016.

Revenues

For the years ended March 31, 2017, and 2016, related party revenues were $145,362 and $186,837, respectively, representing revenues of 71.6% and 48.2%, respectively, for each period. For the year ended March 31, 2017, the related party was temporarily a related party based on the percentage of shares owned by management of the related party, of the issued and outstanding common stock of the Company at the time of the sales. The party is no longer a related party. For the year ended March 31, 2016, the Company recorded sales to three related party companies in the amounts of $126,148, $59,404 and $1,750, respectively. The sales of $1,750 were to a limited liability company controlled by our CEO.

Notes payable

The Company issued multiple unsecured notes payable from June 27, 2015, to March 31, 2017, to the Company’s CEO, for amounts advanced to the Company, or expenses paid by the CEO, on behalf of the Company., For the years ended March 31, 2017 and 2016, advances were $31,850 and $156,512, and the Company made repayments of $51,512 for the year ended March 31, 2016. The notes carry interest at 10% per annum and are due on demand. As of March 31, 2017, and 2016, the principal balance of the notes was $136,850 and $105,000, respectively, (included in note payable related party in the balance sheets presented herein), and included in accrued interest related party is the accrued and unpaid interest as of March 31, 2017, and 2016, of $23,153 and $11,550, respectively. For the years ended March 31, 2017, and 2016, the Company recorded interest expense related party of $11,603 and $11,550, respectively.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

Management Fees

For the years ended March 31, 2017, and 2016, the Company recorded expenses to its officers in the following amounts:

	Year Ended March 31,
	2017	2016
CEO	$140,000	$523,220
CFO	72,000	33,500
Total	$212,000	$556,720

Included in the year ended March 31, 2016, expenses are $217,220 for the fair value of the amendment to the Series C Preferred Stock, whereby each share of preferred stock has voting rights equal to 10,000 shares of common stock. As of March 31, 2017, included in accounts payable - related party is $248,692 and $37,750, for amounts owed the Company’s CEO and CFO, respectively, for unpaid fees and expenses.

NOTE 4 - Notes Payable

From May 18, 2010 through June 27, 2013, the Company issued in the aggregate $558,500 of unsecured notes payable to a Nevada corporation, lender and preferred shareholder of the Company ("Global"). The notes bear interest at 10%, compounded annually and $553,000 and $5,500 matured on November 30, 2014, and June 27, 2015, respectively. On February 16, 2015, the Company secured extensions on all of the notes that matured on November 30, 2014 through April 1, 2015, with no other changes in original terms of the agreement.

On June 15, 2015, the Company entered into a Settlement Agreement and Partial Waiver and Release (the "Settlement Agreement") with Global. Global owned 2,377,500 shares of the Company's Series A Convertible Preferred Stock, and is the holder of outstanding promissory notes in the original principal amount of $558,500, with accrued interest thereon due to Global of approximately $267,960 (the "Global Notes") immediately prior to the Settlement Agreement. Pursuant to the Settlement Agreement, Global agreed to (1) waive interest due of $267,960 under the Global Notes and forgive $158,500 of principal, such that only $400,000 of principal and interest would be considered outstanding as of the settlement agreement date, and (2) immediately return all of the Series A Convertible Preferred Stock to the Company for cancellation, in consideration for the Company issuing 856 shares of common stock to Global. Due to the related party nature at the time of the Settlement Agreement, the $238 balance in Series A Convertible Preferred Stock and the debt forgiveness was recorded as additional paid in capital. As of March 31, 2017 and 2016, the note balance was $400,000. As of June 15, 2015, the note is payable on demand as part of the Settlement Agreement. Accrued interest as of March 31, 2017, and 2016, was $40,110.

The Company issued five notes from December 18, 2012 to May 30, 2013 totaling $199,960 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from December 18, 2014 through May 30, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no other changes in original terms of the agreements. The notes payable were again extended on August 6, 2015, through January 1, 2016, with no other changes in original terms of the agreement. As of March 31, 2017, and 2016, the note balance was $199,960 and the notes are currently in default. Accrued interest as of March 31, 2017, and 2016, was $82,784 and $62,788, respectively.

The Company issued six notes from July 12, 2013 to June 16, 2014, totaling $230,828 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from July 12, 2014 through June 16, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no change in original terms of the agreements. The notes payable were again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreements. As of March 31, 2017, and 2016 the note balance was $230,828 and the notes are currently in default Accrued interest as of March 31, 2017, and 2016, was $74,765 and $51,682, respectively

On June 2, 2015, as part of the Asset Purchase Agreement with DCI, the Company assumed limited liabilities associated with Viking (loan payment for Chevrolet truck in the amount of $668 per month with a principal balance of $36,202, and a loan payment to Joshua Claybaugh of $5,000 per month for 11 months for a total of $55,000). The Chevrolet truck loan was paid off as of March 31, 2016. As of March 31, 2017, and 2016, the loan with Joshua Claybaugh had a remaining principal balance of $20,000. There was no accrued interest as of March 31, 2017, and 2016.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

The Company entered into a Senior Secured Credit Facility Agreement (the “Credit Agreement”) dated June 30, 2015 with TCA Global Credit Master Fund, LP (“TCA”) that was executed on June 30, 2015 and made effective as of November 25, 2015, which was to allow the Company to borrow up to $3,000,000. The Credit Agreement bears interest at 18%, compounded annually, and matured on January 25, 2017. The loan is secured against all existing and after-acquired tangible and intangible assets of the Company. On November 25, 2015, the Company received $310,600, net of loan costs and fees of $39,400. In connection with the Credit Agreement, the Company issued 1,412 shares of common stock upon execution, initially valued at $75,000 as an advisory fee payment (the “Advisory Fee”) and is obligated to issue additional shares until TCA has recouped $75,000 from the sale of the shares. The Company recorded the Advisory Fee and loan cost and fees of $114,400 as a discount to the TCA note and amortized the costs over the maturity of the note. Accordingly, for the years ended March 31, 2017, and 2016, the Company expensed $80,352 and $34,048, respectively, included in amortization of debt discount in the Statement of Operations presented herein. As of March 31, 2017, and 2016, the TCA loan had a principal balance of $319,662. Interest expense for the years ended March 31, 2017, and 2016, was $73,051 and $15,750, respectively. Accrued interest as of March 31, 2017, and 2016, was $58,169 and $0, respectively.

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

NOTE 5 - Convertible Notes Payable

The Company accounted for the conversion features embedded in the following Notes under ASC Topic 815-15 "Embedded Derivative." The derivative component of the obligation isinitially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are amortized to interest expense over the respective terms of the related notes. See Note 6.

On December 19, 2014, the Company issued a convertible note payable, with a face value of $156,000 and stated interest of 8% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, and based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. For the year ended March 31, 2017, the investor converted a total of $12,380 of the face value and $2,332 of accrued interest into 6,593,919 shares of common stock. During the year ended March 31, 2016, the investor converted a total of $142,495 of the face value and $13,440 of accrued interest into 120,984 shares of common stock. For the year ended March 31, 2016, amortization of the debt discount of $89,462 was charged to interest expense. As of March 31, 2017, and 2016, the outstanding principal amount of the note was $1,125 and $13,505, respectively.

On December 19, 2014, the Company issued a convertible back-end note, with a face value of $156,000 and stated interest of 8% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. The note was funded on June 18, 2015, when the Company received proceeds of $143,333, net of $12,663 of OID and costs. For the year ended March 31, 2017, the investor converted a total of $24,300 of the face value and $4,146 of accrued interest into 373,844,490 shares of common stock. The embedded conversion feature included in the note resulted in an initial debt discount of $150,000, an initial derivative expense of $84,000 and an initial derivative liability of $234,000. For the years ended March 31, 2017, and 2016, amortization of the debt discount of $32,055 and $117,945, respectively, was charged to interest expense. As of March 31, 2017, and 2016, the outstanding principal amount of the note was $131,700 and $156,000, respectively.

On December 19, 2014, the Company issued a convertible note payable, with a face value of $156,000 and stated interest of 8% to a third-party investor. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. For the year ended March 31, 2017, the investor had converted a total of $12,543 of the face value into 102,692,184 shares of common stock. During the year ended March 31, 2016, the investor converted a total of $97,500 of the face value into 247,818 shares of common stock. For the year ended March 31, 2016, amortization of the debt discount of $89,462 was charged to interest expense. As of March 31, 2017, and 2016, the outstanding principal amount of the note was $45,957 and $58,500, respectively.

On December 19, 2014, the Company issued a convertible back-end note, with a face value of $156,000 and stated interest of 8% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. The note was funded on June 18, 2015, when the Company received proceeds of $143,333, net of $12,663 of OID and costs The embedded conversion feature included in the note resulted in an initial debt discount of $150,000, an initial derivative expense of $84,000 and an initial derivative liability of $234,000. For the years ended March 31, 2017, and 2016, amortization of the debt discount of $32,055 and $117,945, respectively, was charged to interest expense. As of March 31, 2017, and 2016, the outstanding principal amount of the note was $156,000.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

On January 11, 2015, the Company entered in to a securities purchase agreement providing for the issuance of two convertible promissory notes in the principal amount of $52,000 each. One of the notes was funded on January 13, 2015, with the Company receiving $47,500 of net proceeds after payment of legal and origination expenses. The note bears interest at the rate of 8% per annum, is due and payable on January 9, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to 67% of the lowest closing bid price on the OTCQB during the 15 prior trading days. The second note, which was funded on August 7, 2015, has the same interest and conversion terms as the first note. The embedded conversion feature included in the second note resulted in an initial debt discount of $50,000, an initial derivative expense of $45,000 and an initial derivative liability of $95,000. For the year ended March 31, 2016, amortization of the debt discount of $86,471 was charged to interest expense. During the year ended March 31, 2017, the investor converted a total of $32,094 of the face value of the second note and $4,154 of accrued interest into 308,572,080 shares of common stock. During the year ended March 31, 2016, the investor converted a total of $52,000 of the face value of the first note and $3,357 of accrued interest into 82,604 shares of common stock. As of March 31, 2017, and 2016, the outstanding principal amount of the second note was $19,906 and $52,000, respectively.

On January 19, 2015, the Company issued a convertible promissory note in the face amount of $100,000, which bears interest at the rate of 12% per annum, is due and payable on July 16, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to the lesser of (a) 55% of the lowest trading price during the 20 days preceding the execution of the note, or (b) 55% of the of the lowest traded price during the 20 trading days preceding conversion. The note was funded on January 28, 2015, with the Company receiving $93,000 of net proceeds after payment of legal and origination expenses. During the year ended March 31, 2017, the investor converted a total of $24,403 of the face value into 282,194,706 shares of common stock. During the year ended March 31, 2016, the investor converted a total of $41,177 of the face value into 202,075 shares of common stock. For the years ended March 31, 2017, and 2016, amortization of the debt discount of $35,732 and $54,214, respectively, was charged to interest expense. As of March 31, 2017, and 2016, the outstanding principal amount of the note was $34,420 and $58,823, respectively.

On January 21, 2015, the Company issued a convertible promissory note in the face amount of $400,000, of which the Company is to assume $40,000 in original interest discount ("OID"), which together with any unpaid accrued interest is due two years after any funding of the note. The note is to be funded at the note holder's discretion, and the initial tranche was funded on January 21, 2015, when the Company received cash in the amount of $50,000, and received an additional $25,000 (the “Second Funding”) on April 28, 2015. The note is pre-payable for 90 days without interest, and incurs a one-time interest charge of 12% thereafter. The note balance funded (plus a pro rata portion of the OID together with any unpaid accrued interest) is convertible into shares of Company common stock at a conversion price equal to the lesser of $0.08 or 60% of the lowest traded price during the 25 prior trading days. During the year ended March 31, 2016, the investor converted a total of $67,885 of the face value and $6,667 of accrued interest into 115,055 shares of common stock. The embedded conversion feature included in the Second Funding resulted in an initial debt discount of $25,000, an initial derivative expense of $26,000 and an initial derivative liability of $51,000. For the years ended March 31, 2017, and 2016, amortization of the debt discount of $29,635 and $45,221, respectively, was charged to interest expense. As of March 31, 2017, and 2016, the outstanding principal amount of the note was $15,480.

On February 3, 2015, the Company issued a collateralized secured convertible promissory for a 10% convertible promissory note with an aggregate principal amount of $252,500, of which the company is to assume an OID of $22,500 and legal fees and other expenses totaling $5,000, which together with any unpaid accrued interest was due on November 3, 2015. The note is to be issued in tranches with an initial tranche of $87,500, of which the company received $75,000 on February 6, 2015, with the remaining $5,000 being used for legal and other expenses and the Company assuming $7,500 of the OID. This convertible note together with any unpaid accrued interest is convertible into shares of Company common stock at a conversion price equal to the 60% of the average of the lowest three closing bid prices during the 20 prior trading days. The remaining three tranches, which have not yet been funded, of $55,000 under the note will consist of $50,000 in principal and $5,000 of the OID, and may be offset by three $50,000 promissory notes issued in favor of the Company, accruing interest at 8% per annum and maturing on November 3, 2015. In conjunction with the convertible note issued by the Company and the three promissory notes issued to the Company for the three additional tranches of funding to the Company, the Company issued four warrants for a total number of shares equal to $123,750 ($41,250 for the first warrant corresponding to funding on February 6, 2015, and $27,500 for the other three warrants corresponding to the future tranches of funding to the Company) divided by the conversion market price in the convertible note. The warrants have an exercise price of $0.10, subject to adjustment, and expire on January 3, 2020. Each of the warrants is only exercisable after the corresponding tranche of funding to the Company has been paid.

Therefore, the first warrant is currently exercisable, but the other three warrants are not. On or about September 17, 2015, the company added $27,832 in principal and $3,333 of fees as part of a true up add back (the “True Up”). During the year ended March 31, 2016, the investor converted a total of $71,853 of the face value and $5,383 of accrued interest into 2,808 shares of common stock. The embedded conversion feature included in the True Up resulted in an initial debt discount of $27,832, an initial derivative expense of $11,168 and an initial derivative liability of $39,000. For the year ended March 31, 2016, amortization of the debt discount of $94,734 was charged to interest expense. On November 12, 2015, the investor sold the note and the Company issued a replacement note of $47,808, as described below.

On April 10, 2015, the Company issued a convertible note, with a face value of $105,000, of which the company was to assume an OID of $5,000, and stated interest of 10% to a third-party investor. The outstanding balance of this note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest closing bid prices for 15 days prior to conversion. The embedded conversion feature included in the note resulted in an initial debt discount of $100,000, an initial derivative expense of $65,000 and an initial derivative liability of $165,000. For the years ended March 31, 2016, amortization of the debt discount of $100,000 was charged to interest expense. On October 12, 2015, the investor sold the note and the Company issued a replacement note of $110,351, as described below.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

On August 17, 2015, the Company issued a convertible promissory note in the face amount of $325,000, which bears interest at the rate of 10% per annum, was due and payable on August 17, 2016, and may be converted at any time after funding into shares of Company common stock at a conversion price equals the lesser of $.02 or 70% of the closing trading prices immediately preceding the conversion date. In conjunction with the convertible note issued by the Company, the Company issued 2,064 warrants valued at $412,698. The warrants have an exercise price of $270, subject to adjustment, and expire on August 17, 2020. During the year ended March 31, 2017, the Company and the noteholder agreed to add $30,000 to the principal balance of the note in exchange for the noteholder’s waiver of Liquidated Damages as defined in the note. During the year ended March 31, 2017, the investor converted $29,741 of accrued interest into 435,574,242 shares of common stock. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $139,286. For the years ended March 31, 2017, and 2016, amortization of the debt discount of $52,661 and $86,624, respectively was charged to interest expense. The embedded conversion feature included in the warrant resulted in an initial debt discount and derivative liability of $181,818. For the years ended March 31, 2017, and 2016, amortization of the debt discount of $36,364 and $113,076, respectively, was charged to interest expense. As of March 31, 2017, and 2016, the outstanding principal amount of the note was $355,000 and $325,000, respectively.

On October 12, 2015, the Company issued a replacement convertible promissory note in the face amount of $110,351, to Carebourn Capital, LLC (“Carebourn”) that replaced the convertible promissory note issued on April 10, 2015, with a face value of $105,000, and accrued interest of $5,351. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. During the year ended March 31, 2017, Carebourn converted a total of $24,308 of the face value into 189,121 shares of common stock. During the year ended March 31, 2016, Carebourn converted a total of $61,043 of the face value into 189,121 shares of common stock. Additionally, on January 19, 2016, Carebourn assigned $10,000 of the note to Carebourn Partners, LLC (“Carebourn Partners”). As of March 31, 2017, and 2016, the outstanding principal amount of the note was $-0- and $34,308, respectively.

Also on October 12, 2015, Carebourn and the Company assigned $15,000 of the replacement issued to Carebourn, to More Capital. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. During the year ended March 31, 2016, the investor converted a total of $12,950 of the face value into 28,726 shares of common stock. As of March 31, 2017, and 2016, the outstanding principal amount of the note was $2,050.

On October 26, 2015, the Company issued a convertible note, with a face value of $110,000 and stated interest of 10% to a third-party investor, of which the company was to assume an OID of $10,000. The outstanding balance of this note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the lowest average of the three lowest closing bid prices for 20 days prior to conversion. The embedded conversion feature included in the note resulted in an initial debt discount of $100,000, an initial derivative expense of $149,496 and an initial derivative liability of $249,496. For the years ended March 31, 2017, and 2016, amortization of the debt discount of $42,700 and $57,300, respectively, was charged to interest expense. The investor sold $25,000 of the note on April 27, 2016, and the Company issued a replacement note to the buyer, as described below. On June 7, 2016, the Company and the third-party investor agreed to extend the maturity of the note from July 26, 2016, to October 26, 2016, and to require daily payments of $250 per day via ACH. For the year ended March 31, 2017, the Company paid $6,003 of the note. As of March 31, 2017, and 2016, the outstanding principal amount of the note was $78,997.

On October 27, 2015, the Company issued a convertible note, with a face value of $110,000 and stated interest of 8% to a third-party investor, of which the company was to assume an OID of $10,000. The outstanding balance of this note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the lowest average of the three lowest closing bid prices for 20 days prior to conversion. The embedded conversion feature included in the note resulted in an initial debt discount of $100,000, an initial derivative expense of $102,000 and an initial derivative liability of $202,000. For the years ended March 31, 2017, and 2016, amortization of the debt discount of $57,377 and $42,623, respectively, was charged to interest expense. As of March 31, 2017, and 2016, the outstanding principal amount of the note was $110,000.

On November 12, 2015, the Company issued a replacement convertible promissory note in the face amount of $47,808, to Carebourn that replaces the collateralized secured convertible promissory issued on February 3, 2015, that had a remaining face value of $43,479 and accrued interest of $4,326. The replacement note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. During the year ended March 31, 2017, the investor converted a total of $5,445 of the face value into 90,748,151 shares of common stock. As of March 31, 2017, and 2016, the outstanding principal amount of the note was $42,363 and $47,808, respectively.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

On November 27, 2015, the Company issued a convertible note for legal services previously provided with a face value of $27,000 and stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 70% of the average of the three lowest closing bid prices for 10 days prior to conversion. The embedded conversion feature included in the note resulted in an initial debt discount of $25,000, an initial derivative expense of $851 and an initial derivative liability of $25,851. For the years ended March 31, 2017, and 2016, amortization of the debt discount of $4,808 and $20,192, respectively, was charged to interest expense. As of March 31, 2017, and 2016, the outstanding principal amount of the note was $27,000.

On January 5, 2016, the Company issued a convertible note for legal services previously provided with a face value of $20,000 and stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 70% of the average of the three lowest closing bid prices for 10 days prior to conversion. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $19,149. For the years ended March 31, 2017, and 2016, amortization of the debt discount of $10,101 and $9,048, respectively, was charged to interest expense. As of March 31, 2017, and 2016, the outstanding principal amount of the note was $20,000.

On January 19, 2016, Carebourn assigned $10,000 of the October 12, 2015, replacement note to Carebourn Partners, LLC (“Carebourn Partners”). As of March 31, 2017, and 2016, the outstanding principal amount of the replacement note was $10,000.

On February 4, 2016, the Company issued a convertible note, with a face value of $82,500 and stated interest of 8% to a third-party investor, of which the Company assumed an OID of $7,500, and stated interest of 8% to a third-party investor. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The embedded conversion feature included in the note resulted in an initial debt discount of $80,000, an initial derivative expense of $70,000 and an initial derivative liability of $150,000. For the years ended March 31, 2017, and 2016, amortization of the debt discount of $67,760 and $12,240, respectively, was charged to interest expense. As of March 31, 2017, and 2016, the outstanding principal amount of the note was $82,500.

On February 8, 2016, the Company issued a convertible note, with a face value of $80,000 and stated interest of 10% to a third-party investor, of which the Company assumed an original issue discount of $5,000. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion and a maturity date of November 8, 2016. The embedded conversion feature included in the note resulted in an initial debt discount of $80,000, an initial derivative expense of $67,009 and an initial derivative liability of $147,009. For the years ended March 31, 2017, and 2016, amortization of the debt discount of $64,818 and $15,182, respectively, was charged to interest expense. As of March 31, 2017, and 2016, the outstanding principal amount of the note was $80,000.

On March 24, 2016, the Company issued a convertible note, with a face value of $19,000 and stated interest of 10% to a third-party investor, of which the Company received $16,000 in proceeds. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion and a maturity date of December 24, 2016. The embedded conversion feature included in the note resulted in an initial debt discount of $19,000, an initial derivative expense of $15,915 and an initial derivative liability of $34,915. For the years ended March 31, 2017, and 2016, amortization of the debt discount of $18,516 and $484, respectively, was charged to interest expense. As of March 31, 2017, and 2016, the outstanding principal amount of the note was $19,000.

On March 24, 2016, the Company issued a convertible note, with a face value of $18,000 and stated interest of 10% to a third-party investor, of which the Company received $15,000 in proceeds. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion and a maturity date of December 24, 2016. The embedded conversion feature included in the note resulted in an initial debt discount of $15,000, an initial derivative expense of $18,077 and an initial derivative liability of $33,077. For the years ended March 31, 2017, and 2016, amortization of the debt discount of $14,618 and $382, respectively, was charged to interest expense. As of March 31, 2017, and 2016, the outstanding principal amount of the note was $18,000.

On April 11, 2016, the Company issued a convertible note, with a face value of $18,889 and stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The Company received net proceeds of $13,000 on April 28, 2016, after disbursements for the lender’s transaction costs, fees, and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $18,889 an initial derivative expense of $9,991 and an initial derivative liability of $28,880. For the year ended March 31, 2017, amortization of the debt discount of $18,889 was charged to interest expense. As of March 31, 2017, the outstanding principal amount of the note was $18,889.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

On April 11, 2016, the Company issued a replacement convertible promissory note in the face amount of $26,123, to a third-party investor that replaces part of the convertible promissory note issued on October 26, 2015, with a face value of $25,000, and accrued interest of $1,123. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. During the year ended March 31, 2017, the investor converted a total of $19,476 of the face value and $3,332 of accrued interest and fees into 356,215,238 shares of common stock. As of March 31, 2017, the outstanding principal amount of the replacement note was $6,647.

On June 3, 2016, the Company issued a convertible note, with a face value of $42,350 and stated interest of 12% to a third-party investor. The note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The Company received proceeds on June 3, 2016, of $35,000, after disbursements for the lender’s transaction costs, fees, and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $42,350, an initial derivative liability expense of $24,323 and an initial derivative liability of $66,673. The note also requires 177 daily payments of $239 per day via ACH. For the year ended March 31, 2017, amortization of the debt discount of $35,292 was charged to interest expense. For the year ended March 31, 2017, the Company paid $6,221 of the note. The balance of the note as of March 31, 2017, was $36,129.

A summary of the convertible notes payable balance as of March 31, 2017, and 2016 is as follows:

	March 31, 2017	March 31, 2016
Principal Balance	$1,311,163	$1,385,974
Unamortized discount	(39,436)	(531,578)
Ending Balance, net	$1,271,727	$854,396

The following is a roll-forward of the Company’s convertible notes and related discounts for the years ended March 31, 2017, and 2016:

	Principal Balance	Debt Discounts	Total
Balance April 1, 2015	$603,723	$(422,099)	$181,624
New issuances	1,329,123	(1,262,085)	67,038
Conversions	(546,872)	-	(546,872)
Amortization	-	1,152,606	1,152,606
Balance March 31, 2016	1,385,974	(531,578)	854,396
New issuances	62,362	(61,239)	1,123
Liquidated damages added to note	30,000	-	30,000
Conversions	(154,949)	-	(154,949)
Cash payments	(12,224)	-	(12,224)
Amortization	-	553,381	553,381
Balance at March 31, 2017	$1,311,163	$(39,436)	$1,271,727

NOTE 6 - Derivative liabilities

The Company determined that the conversion features of the convertible notes represented embedded derivatives since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature is bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments are recorded as liabilities on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note, with any excess of the fair value of the derivative component over the face amount of the note recorded as an expense on the issue date. Such discounts are amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the derivative liabilities are recorded in other income or expenses in the condensed consolidated statements of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. See Note 5.

The Company valued the derivative liabilities at March 31, 2017, and 2016, at $1,645,015 and $1,955,721, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions for the year ended March 31, 2017; a risk-free interest rate of .76% and volatility of 225%. The assumptions used in the Monte Carlo simulation valuation for the year ended March 31, 2016 were; a risk free interest rate of 1.5% and a volatility of 300%.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

A summary of the activity related to derivative liabilities for the year ended on March 31, 2017, and 2016, is as follows:

	2017	2016
Beginning Balance	$1,955,721	$824,763
Initial Derivative Liability	95,553	2,049,004
Reclassification for note conversions	(289,603)	(1,073,408)
Fair Value Change	(107,656)	155,362
Ending Balance	$1,654,015	$1,955,721

For the year ended March 31, 2017, the Company recorded a net credit to derivative expense of $67,603 consisting of the initial derivative expense of $40,053 and the above fair value change of $107,656. For the year ended March 31, 2016, derivative expense of $942,280 was comprised of the initial derivative expense of $786,918 and the above fair value change of $155,362.

NOTE 7 - Stockholders' Deficit

Common stock

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

As of March 31, 2017, and 2016, there were 2,053,703,772 and 998,236 shares of common stock issued and outstanding, respectively, and 1,221 shares of common stock to be issued.

During the year ended March 31, 2017, the Company issued 2,042,701,037 shares of common stock for conversion of $154,949 of principal and $47,537 of accrued interest, for a total of $202,486 and 4,499 shares were issued for rounding up in the reverse split

On August 1, 2016, the Company entered into a consulting agreement with YKTG, LLC ("YKTG"), pursuant to which YKTG would, in consideration of the issuance of 10,000,000 shares of Company common stock, assist in the selection and management of subcontractors for new and forthcoming POs from major telecom carries (Verizon, Sprint, AT&T, etc.), offer PMO skills, systems, tools, and advice to the Company and the Company's strategic alliance partners, provide sales personnel and management to assist the Company with obtaining additional telecom purchase orders, provide sales leads for government telecom applications, assist the Company to drive sales for its existing indefinite delivery/indefinite quantity ("IDIQ") contracts, and assist the Company in updating its five-year strategic business plan. On August 3, 2016, the Company issued the 10,000,000 shares to YKTG. The Company valued the shares at $0.0071 per share (the market price on the date of the consulting agreement), and recorded stock compensation expense of $71,000 for the year ended March 31, 2017, as no further services were expected to be performed after March 31, 2017.

During the year ended March 31, 2016, the Company issued 989,180 shares of common stock for conversion of $546,872 of principal and $28,847of accrued interest, for a total of $575,719.

In connection with the TCA Credit Agreement (See Note 4), the Company issued 1,412 shares of common stock, initially valued at $75,000 as an advisory fee payment (the “Advisory Fee”) and was obligated to issue additional shares until TCA has recouped $75,000 from the sale of the shares. The Company recorded the Advisory Fee and loan cost and fees of $114,400 as a discount to the TCA note and amortized the costs over the maturity of the note. Accordingly, for the years ended March 31, 2017, and 2016, the Company expensed $80,352 and $34,048, respectively, included in amortization of debt discount in the Statement of Operations presented herein.

During the year ended year ended March 31, 2016, the Company issued 59 shares of common stock for the shares of common stock to be issued that were to be issued as of March 31, 2015. The shares were valued at $55,480.

During the year ended year ended March 31, 2016, the Company issued 14 shares of common stock in exchange for legal services valued at $9,000.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

On June 15, 2015, the Company issued 856 shares of common stock to Global pursuant to a settlement agreement. Due to the related party nature at the time of the Settlement Agreement, the $238 balance in Series A Convertible Preferred Stock and the debt forgiveness (see Note 3) was recorded as additional paid in capital.

On July 9, 2015, the Company issued 1,208 shares of common stock and reserved 224 shares of common stock to be issued, and issued 264,503 shares of Series B Preferred Stock to the owners of DCI, pursuant to the Asset Purchase Agreement (see below).

On July 20, 2015, the Company pursuant to a Settlement Agreement (the "Micro-Tech Settlement Agreement") with Micro-Tech Industries, Ltd., a lender and preferred shareholder of the Company ("Micro-Tech"). Micro-Tech owned 839,500 shares of the Company's shares of Series A Convertible Preferred Stock. Pursuant to the Micro-Tech Settlement Agreement, Micro-Tech agreed to immediately return the 839,500 shares of Series A Preferred Stock to the Company for cancellation and the Company agreed to issue 319 shares of common stock to Micro-Tech. The Company debited the par value of the Series A preferred stock of $84, with the offset to common stock to be issued. As of the date of this report Micro-Tech has not returned the Series A Preferred Stock and the Company has not certificated and delivered the 319 shares of common stock. As of March 31, 2017, and 2016, the Company has included 319 shares as common stock to be issued.

Also on July 20, 2015, the Company entered into a Settlement Agreement (the "Whonon Settlement Agreement") with Whonon Trading S. A., lender and preferred shareholder of the Company ("Whonon"). Whonon owned 1,783,000 shares of the Company's shares of Series A Convertible Preferred Stock. Pursuant to the Whonon Settlement Agreement, Whonon agreed to immediately return the 1,783,000 shares of Series A Preferred Stock to the Company for cancellation and the Company agreed to issue 678 shares of common stock to Whonon. The Company debited the par value of the Series A preferred stock of $178, with the offset to common stock to be issued. As of the date of this report Micro-Tech has not returned the Series A Preferred Stock and the Company has not certificated and delivered the 319 shares of common stock. As of March 31, 2017, and 2016, the Company has included 997 shares as common stock to be issued.

During the year ended March 31, 2016, the Company's CEO and another shareholder returned a total of 1,279 shares of common stock to the Company for cancellation in exchange for the issuance of 319,768 shares of Series C Preferred Stock.

During the year ended March 31, 2016, 347 shares were issued for rounding up in the reverse split.

Preferred Stock

10,000,000 shares of preferred stock, $0.0001 par value have been authorized.

Series A Convertible Preferred Stock.

5,000,000 shares of preferred stock are designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”). Each share of Series A Convertible Preferred Stock is convertible at the election of the holder into 0.004 shares of common stock, subject to a 4.9% beneficial ownership limitation, but has no voting rights until converted into common stock. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the outstanding shares of Series A Convertible Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, whether from capital, surplus funds or earnings, and before any payment is made in respect of the shares of Common Stock, an amount equal to $2.50 per share of Series A Convertible Preferred Stock, subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like with respect to the Series A Convertible Preferred Stock, plus any and all accrued but unpaid dividends. The holders of Series A Convertible Preferred Stock are entitled to dividends when declared by the board of directors. As of March 31, 2017, and 2016, there are no shares of Series A Preferred Stock outstanding.

On June 15, 2015, pursuant to the Settlement Agreement with Global (see Note 3), Global returned 2,377,500 shares of Series A Convertible Preferred Stock to the Company and the Company issued 856 shares of common stock to Global. Due to the related party nature at the time of the Settlement Agreement, the $238 balance in Series A Convertible Preferred Stock and the debt forgiveness was recorded as additional paid in capital.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

On July 20, 2015, pursuant to the Micro-Tech Settlement Agreement, Micro-Tech agreed to immediately return 839,500 shares of Series A Preferred Stock they owned to the Company for cancellation and the Company agreed to issue 319 shares of common stock to Micro-Tech.

Also on July 20, 2015, pursuant to the Whonon Settlement Agreement, Whonon agreed to immediately return the 1,783,000 shares of Series A Preferred Stock they owned to the Company for cancellation and the Company agreed to issue 678 shares of common stock to Whonon.

Series B Preferred Stock

350,000 shares of preferred stock are designated as Series B Preferred Stock. Each share of Series B Preferred Stock is convertible at the election of the holder into .004 shares of common stock, subject to a 4.9% beneficial ownership limitation. Series B Preferred Stock has no voting rights until converted into common stock. The holders of the Series B Preferred Stock do not have any rights to dividends or any liquidation preferences. As of March 31, 2017, and 2016, there are 264,503 shares of Series B Preferred Stock outstanding.

On June 2, 2015, the Company entered into an Asset Purchase Agreement with Dependable Critical Infrastructure, Inc., f/k/a DTREDS Consolidated Inc., a Delaware corporation ("DCI"), a related party due to the Company’s Chief Executive Officer (“CEO”) owned approximately 30% of DCI, and Viking Telecom Services, LLC, a Minnesota limited liability company ("Viking"). Pursuant to the Agreement, the parties agreed that the Company would purchase assets of DCI relating to Viking which DCI had acquired from Viking (general intangibles, including contract rights, office furniture totaling $7,392, IBM server, 2011 Chevrolet Silverado 2500 Diesel truck for $35,608, and accounts receivable after January 1, 2015 totaling $0), in consideration of the Company (1) assuming limited liabilities associated with Viking (loan payment for Chevrolet truck with a principal balance of $36,202, loan payment to a third party of $5,000 per month for 11 months totaling $55,000), (2) issuing the owners of DCI a total of 2,489 shares of Company common stock valued at $740,000, and (3) paying DCI $200,000, which was paid on June 19, 2015, and an initial deposit of $59,204. Since the Company’s CEO owned approximately 30% of DCI, the Company recorded a loss on the acquisition of $1,044,817 for the year ended March 31, 2016. On July 9, 2015, the Company issued 1,208 shares of common stock, reserved 224 shares of common stock and issued 264,503 shares of Series B Preferred Stock to the owners of DCI, in lieu of 1,048 shares of common stock. The shares of Series B Preferred Stock are convertible into 1,048 shares of common stock (ignoring the 4.9% conversion limitation in the Series B designation of rights). The 224 shares reserved for issuance are included in common stock to be issued as of March 31, 2017, and 2016.

Series C Preferred Stock

1,000,000 shares of preferred stock are designated as Series C Preferred Stock. Each share of Series C Preferred stock is convertible at the election of the holder into 100 shares of common stock. On October 23, 2015, (the “Amendment Date”), the Company amended the terms and conditions of the Series C Preferred stock, whereby each share of Series C Preferred stock entitles the holder thereof to 10,000 votes (the “Voting Rights”) on all matters submitted to a vote of the stockholders of the Company. The holders of the Series C Preferred stock do not have any rights to dividends or any liquidation preferences. During the year ended March 31, 2016, the Company's CEO and another shareholder returned a total of 1,279 shares of common stock to the Company for cancellation in exchange for the issuance of 319,768 shares of Series C Preferred Stock. As of March 31, 2017, there are 319,768 shares of Series C preferred stock outstanding, of which 223,768 shares are owned by our Chairman and CEO, Dr. Thomas Cellucci. The Company determined that on the Amendment Date, the amended voting rights of the preferred stock resulted in a change of control of the Company. The Company determined that the excess of the fair value of the Series C Preferred Stock over the value of the common stock, for the 223,768 shares issued to the Company’s CEO was $208,951. The Company determined that the fair value of the other 96,000 shares of Series C Preferred Stock did not exceed the fair value of the associated returned common stock. The fair value was determined as set forth in the Statement of Financial Accounting Standard ASC 820-10-35-37, Fair Value in Financial Instruments and incorporated the Voting Rights which had increased to approximately 64%

Stock Options

On July 23, 2015 (the “Grant Date”), the Company granted non-qualified stock options to two of its directors as compensation for their services. The directors are entitled to purchase a total of thirty (30) shares each of restricted common stock for a price equal to $250.00 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12-month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the "Vesting Period"). As of March 31, 2017, none of the options have been exercised. The total fair value of these options at the date of grant was estimated to be $15,750 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk-free interest rate of 2.28%, a dividend yield of 0% and expected volatility of 230.55%. For the years ended March 31, 2017, and 2016, the Company has included $3,937 and $11,813, respectively, as stock based compensation expense based on the period when options vested.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

On August 26, 2015 (the “Grant Date”), the Company granted non-qualified stock options to a member of its board of directors as compensation for his services. The director is entitled to purchase a total of thirty (30) shares of restricted common stock for a price equal to $250.00 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12-month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the "Vesting Period"). As of March 31, 2017, none of the options have been exercised. The total fair value of these options at the date of grant was estimated to be $5,775 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk-free interest rate of 2.18%, a dividend yield of 0% and expected volatility of 230.25%. For the year ending March 31, 2017, and 2016, the Company has included $1,444 and $4,331, respectively, as stock based compensation expense.

The following table summarizes activities related to stock options of the Company for the years ended March 31, 2017, and 2016:

	Number of Options	Weighted-Average Exercise Price per share	Weighted-Average Remaining Life (Years)
Outstanding April 1, 2015	12	$7,500	6.88
Granted	90	250	10.0
Outstanding at March 31, 2016	102	$1,102.94	8.94
Exercisable at March 31, 2016	80	1,337.50
Outstanding and exercisable at March 31, 2017	102	$1,102.94	7.94

The following table summarizes stock option information as of March 31, 2017:

Exercise Prices	Outstanding	Weighted Average Contractual Life	Exercisable
$7,500.00	12	4.88 Years	12
$250.00	90	8.35 Years	90
Total	102	7.94 Years	102

Warrants

On March 27, 2015, the Company granted a non-qualified cashless stock warrant to its officer as compensation for his services. The officer is entitled to purchase a total of one thousand two hundred (1,200) shares of restricted common stock for a price equal to $750.00 per share (Exercise Price), exercisable over a five-year period thereafter. The total fair value of these warrants at the date of grant was estimated to be $813,827 and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk-free interest rate of 1.42%, a dividend yield of 0% and expected volatility of 207.12%. As of March 31, 2017, the warrants to purchase 1,200 shares of common stock are outstanding and exercisable.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

On August 17, 2015, the Company issued 2,063 warrants in conjunctions with a convertible note issued by the Company with an estimated value of $412,698. The warrants have an exercise price of $270.00, subject to adjustment, and expire on August 17, 2020. As of March 31, 2017, the warrants to purchase 2,063 shares of common stock are outstanding and exercisable.

For the year ended March 31, 2017, the Company did not grant any warrants, and there were no exercises of any existing warrants. The following table summarizes the activity related to warrants of the Company for the year ended March 31, 2017, and 2016:

	Number of Warrants	Weighted-Average Exercise Price per share	Weighted-Average Remaining Life (Years)
Outstanding April 1, 2015	1,266	$870	5.00
Granted	2,063	270	5.00
Cancelled/expired	(66)	(3,049)	-
Outstanding at March 31, 2016	3,263	$446.52	4.24
Outstanding and exercisable at March 31, 2017	3,263	$446.52	3.24

NOTE 8 - Income Taxes

The Company has a deferred tax asset as shown in the following:

	2017	2016
Deferred tax asset:
Tax loss carryforward	$4,068,832	$3,833,589
Stock and warrant compensation	733,673	704,167
Depreciation and amortization	954,834	710,023
Derivative expense	492,024	518,139
Other	461,558	461,558
Valuation allowance	(6,710,921)	(6,227,476)
Net deferred tax asset	$-	$-

A valuation allowance has been recognized to offset the deferred tax assets because realization of such assets is uncertain.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	2017	2016
Tax benefit at statutory rates	$483,445	$3,064,131
Valuation allowance	$(483,445)	$(3,064,131)
Net provision for income taxes	$-	$-

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended March 31, 2017 and 2016 is as follows:

	2017	2016
Income tax expense (benefit) at federal statutory rate	(34.00%)	(34.00%)
State taxes, net of federal benefit	(4.63%)	(4.63%)
Change in valuation allowance	38.63%	38.63%

The Company has net operating loss carry-forwards of approximately $11,967,000 at March 31, 2017, that expire beginning in 2026. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to a recapitalization and subsequent stock issuances.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

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

On or about April 13, 2015, the Company was served with a lawsuit filed by an individual residing in the State of California against the Company and numerous other defendants, with a cause of action against the Company for its alleged participation in sending "spam" emails to the individual. The Company did not participate in sending any emails to the individual, retained California litigation counsel, and filed a demurrer in California. On, or about, June 3, 2015, the Company entered into a settlement agreement, and the case against the Company was subsequently dismissed with prejudice. Pursuant to the settlement agreement the Company paid $7,500.

On January 27, 2016, one of the Company’s creditors, JSJ Investments Inc. (“JSJ”), sent a demand for payment of amounts allegedly owed by the Company to JSJ pursuant to a convertible note dated January 19, 2015, in the original principal amount of $100,000, and threatening potential legal action against the Company. On or about September 5, 2017, JSJ assigned its interest in the note to Carebourn Partners, LLC, and the Company and JSJ mutually released each other from all claims.

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

NOTE 10 - Subsequent Events

From April 1, 2017, through September 27, 2017, the Company has issued 5,477,480,814 shares of common stock in satisfaction of $1,107,987 and $190,701 of principal and accrued interest, respectively, pursuant to conversion notices received by the Company from convertible debt holders.

From April 1, 2017 through September 27, 2017, our CEO has advanced to the Company, or made payments directly to vendors of the Company, in the aggregate $22,801. On May 4, 2017, and August 11, 2017, the Company repaid our CEO $38,151 and $11,500, respectively, of amounts previously advanced.

On May 1, 2017, the Company issued to a third-party investor, three convertible notes, two of which were for $50,000 each and one for $17,500, and three back-end convertible notes, two of which were for $50,000 each and one for $25,000. All of the notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six- month anniversary of the note the conversion price shall have ceiling of $0.0005. The three convertible notes were funded on May 1, 2017, when the Company received proceeds of $111,625, after disbursements for the lender’s transaction costs, fees and expenses. On August 8, 2017, the investor funded the $25,000 back end note when the Company received $23,750 after disbursements for the lender’s transaction costs, fees and expenses.

On May 1, 2017, the Company issued to a third-party investor, three convertible notes, two of which were for $50,000 each and one for $17,500, and three back-end convertible notes, two of which were for $50,000 each and one for $25,000. All of the notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six- month anniversary of the note the conversion price shall have ceiling of $0.0005. The three convertible notes were funded on April 28, 2017, and May 3, 2017, when the Company received proceeds of $85,000 and $26,625, respectively, after disbursements for the lender’s transaction costs, fees and expenses. On August 8, 2017, the investor funded the $25,000 back end note when the Company received $23,750 after disbursements for the lender’s transaction costs, fees and expenses.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

On May 2, 2017, the Company issued a convertible note for legal services previously provided with a face value of $23,000 and stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 70% of the average of the three lowest closing bid prices for 10 days prior to conversion.

On May 3, 2017, the Company issued a convertible promissory note, with a face value of $124,775 and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety days following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on May 4, 2017, when the Company received proceeds of $100,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires 240 daily payments of $520 per day via ACH.

On May 3, 2017, the Company issued three replacement notes to a third-party investor. The replacement notes were in the amounts of $22,000, $29,700 and $25,300 and replaced notes issued in the amounts of $20,000, $27,000 and $23,000, respectively. The three replacement notes have a stated interest of 8% and each note is convertible at any time into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six-month anniversary of the notes the conversion price shall have ceiling of $0.0005. As of June 30, 2017, the principal balance of the three replacement notes in the aggregate is $77,000.

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

On June 8, 2017, the Company issued to a third-party investor a convertible promissory note for $140,750 and a back-end convertible note for $140,750. The notes have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six-month anniversary of the note the conversion price shall have ceiling of $0.0005. The note was funded on June 15, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses.

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

On June 9, 2017, the Company issued a convertible promissory note, with a face value of $165,025 and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety days following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on May 12, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires 240 daily payments of $680 per day via ACH.

On June 23, 2017, the Company issued a convertible promissory note, with a face value of $262,775 and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety days following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on June 23, 2017, when the Company received proceeds of $220,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires 180 daily payments of $1,460 per day via ACH.

BRAVATEK SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

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

On August 1, 2017, the Company issued a convertible promissory note, with a face value of $181,700, maturing on February 1, 2018 (the “Maturity Date”) and stated interest of 10% to More Capital. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices quoted for the 20 days prior to conversion. The note was funded on August 3, 2017, when the Company received proceeds of $150,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires daily ACH payments beginning on September 5, 2017, in the amount equal to the remaining balance on September 5, 2017, divided by the remaining days to the Maturity Date. As of September 27, 2017, the lender has converted $130,351 of the note in exchange for 141,330,143 restricted shares of common stock. As of September 27, 2017, the note balance is $51,349.

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

On August 7, 2017, the Company issued a convertible promissory note, with a face value of $223,422 and stated interest of 10% to Carebourn. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices for the 20 days prior to conversion. The note was funded on August 9, 2017, when the Company received proceeds of $186,280, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires 240 daily payments of $931 per day via ACH.

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

On September 5, 2017, the Company entered into a Strategic Alliance Agreement with DarkPulse Technology Holdings, Inc. (“DarkPulse”), a New York corporation engaged in manufacturing hardware and software based on its BOTDA (Brillouin Optical Time Domain Analysis) technology, designating the Company as DarkPulse’s project-based business partnership channel for governmental and non-governmental departments, agencies and units, for the purpose of promoting DarkPulse’s products, and pursuant to which DarkPulse will cross-promote the Company’s products and services, and the Company will be paid sales commissions for clients introduced to DarkPulse by the Company

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2017, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that the Company's internal controls over financial reporting were not effective as of March 31, 2017. A material weakness due to a failure by the Company to properly record and value conversions of convertible debt and related stock transactions relating to convertible notes issued by the Company was observed. To remediate the weaknesses in our internal controls over financial reporting, we intend to: i) reconcile stock issuance transactions against the agreements underlying such stock issuance transactions to ensure that equity issuances are properly accounted for; and ii) implement a review board to review the stock issuance transactions to ensure that they are properly valued and accounted for.

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

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Significant Employees

The following table sets forth, as of March 31, 2017, the respective positions and ages of our directors and executive officers of the Company. Each director has been elected to hold office until the next annual meeting of shareholders and thereafter until his successor is elected. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Name	Age	Position	Director or Officer Since
Dr. Thomas A. Cellucci	59	Chief Executive Officer Director	June 17, 2014 March 27, 2014

Deborah King	57	Director CFO	March 16, 2015 August 6, 2015

Charles Brooks	60	Director	March 16, 2015

Hans Holmer	56	Director	September 1, 2015

Biographical Information

Dr. Thomas A. Cellucci - Dr. Thomas A. Cellucci ("Dr. Cellucci") currently serves as the Chief Executive Officer and a Director of the Company. Additionally, from 1999 to the present, Dr. Cellucci serves as the Chairman and CEO of Cellucci Associates, a high-tech marketing firm focused on developing business and marketing plans for worldwide high-tech firms.

From 2013 to the present, Dr. Cellucci serves as the Executive Director at AGVE (Alliance for Government Virtual Engagements) located in Washington DC. AGVE is a non-profit dedicated to fostering technology-focused bridges, best practices and communications between government and the private sector to enable high performance/price business operations for government. He is also the Founding and Managing Partner of Union Core Technology Partners, a private equity fund.

From 2007 to 2011, Dr. Cellucci served as the First Chief Commercialization Officer of the United States of America, where he was responsible for overseeing the development and execution of programs and processes that identified, evaluated, and commercialized privately owned technologies into products or services that meet the needs of the Department of Homeland Security's (DHS) stakeholders, including DHS operating components and end users such as the nation's first responders, and critical infrastructure owner/operators.

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

Deborah King (a/k/a Debbie King) - Ms. King possesses over 25 years of entrepreneurial leadership experience and has served as a business and financial advisor to a number of firms in her career. She currently serves as the Business Manager to a privately held firm in Dallas, Texas, and brought a unique set of skills to her position including financial, operations, and business management. Ms. King has assisted a number of firms in business start-up, acquisition, expansion, and reorganization. She possesses a diverse skill set that allows a broad perspective of business financial and operations management. Ms. King's background as an accountant has allowed her to serve numerous firms in various industries in optimizing profit outputs and streamlining business practices. She is a strong-minded and focused individual that utilizes her education and experience to assist in analyzing, identifying and implementing operational changes to increase efficiency and profits. Ms. King possesses a broad knowledge in financial, legal and business tax applications.

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

Hans Holmer - Mr. Holmer is a retired CIA officer with extensive experience in strategic cyber issues. His experience in nation-state intelligence collection and corporate defense goes back nearly 20 years and his engagement with the interface of humans and technology goes back to 1973. He spent over half of his career overseas and served on every continent except South America. Among other awards, Mr. Holmer has received the CIA Intelligence Star "in recognition of his especially valorous performance of duty."

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

Code of Ethics

The Company has adopted a code of ethics, as required by the rules of the SEC, a copy of the Company's code of ethics was filed as Exhibit 14.1 to Form 10-K for the fiscal year ended March 31, 2010, filed with the Securities and Exchange Commission on July 13, 2010, and is hereby incorporated by reference. The code of ethics applies to all of the Company's senior financial officers. The code of ethics, and any amendments to, or waivers from, the code of ethics, is available in print, at no charge, to any stockholder who requests such information.

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

Name and principal position	For Fiscal Year Ending March 31,	Salary $	Stock Options $	Option Awards $	Total $
Brad Lever, COO, CFO & Director (1)	2017	-0-	-0-	-0-	-0-
	2016	4,500	-0-	-0-	4,500

Dr. Thomas A Cellucci, CEO & Director (2)	2017	140,000	-0-	-0-	140,000
	2016	274,000	-0-	-0-	274,000

Deborah King, CFO, & Director (3)	2017	72,000	-0-	-0-	72,000
	2016	35,000	-0-	7,875	42,975

____________

(1)	On March 11, 2015, Brad Lever resigned as Director. On May 12, 2015, Brad Lever resigned as COO and CFO, respectively.
(2)

Dr. Cellucci was named CEO of the Company on June 17, 2014. Pursuant to Dr. Cellucci’s employment agreement, as amended, the Company currently accrues compensation of $12,500 per month for his services as CEO of the Company. The Company also accrues $1,500 a month to Dr. Cellucci as reimbursement for health and dental insurance costs. On March 27, 2015, Dr. Cellucci was granted a warrant to purchase 1,200 shares of the Company's common stock at a $750.00 per share exercise price, exercisable on a cashless basis, having a term of 5 years, and vested immediately on March 27, 2015. As of March 31, 2017, the Company owed Dr. Cellucci $243,000 (included in accounts payable, related party on the March 31, 2017, balance sheet presented herein) for the expensed but unpaid part of the above reported salary.

(3)

Ms. King was named CFO of the Company on August 6, 2015. Pursuant to Ms. King’s consulting agreement, as amended, the Company currently compensates Ms. King for her services as CFO of the Company at $5,000 per month. As of March 31, 2017, the Company owed Ms. King $37,750 (included in accounts payable, related party on the March 31, 2017, balance sheet presented herein) for the expensed but unpaid part of the above reported salary.

Option Grants in Last Fiscal Year

The Company did not issue any options during the year ended March 31, 2017.

Equity Compensation Plan Information

On April 12, 2011, subject to shareholder approval, the Board of Directors of Bravatek, Inc. (the "Company") approved the adoption of the Bravatek, Inc. Stock Compensation Program (the "Program") under which 540 shares have been reserved for purposes of possible future issuance of incentive stock options, non-qualified stock options, and restricted stock grants to employees, directors and certain key individuals. On April 15, 2011, pursuant to a written consent in lieu of a meeting, a majority of the Company's shareholders approved the Program. The purpose of the Program is to attract and retain key employees, consultants and other persons, and to provide such key individuals with an additional incentive to contribute to the success of the Company. In order to maintain flexibility in the award of stock benefits, the Program constitutes a single "omnibus" plan, but is composed of three parts. The first part is the Incentive Stock Option Plan ("Incentive Option Plan) which provides grants of incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended. The second part is the Nonqualified Stock Option Plan ("Nonqualified Option Plan") which provides grants of nonqualified stock options. The third part is the Restricted Shares Plan ("Restricted Plan") which provides grants of restricted shares of Company common stock. The Incentive Option Plan, the Nonqualified Option Plan and the Restricted Plan respectively comprise Plan I, Plan II, and Plan III of the Program. The foregoing description of the Program is qualified in its entirety by reference to the Bravatek, Inc. Stock Compensation Program which was filed as Exhibit 10.9 to Form 8-K filed with the Securities and Exchange Commission on April 20, 2011 and is hereby incorporated by reference.

Compensation Agreements

Dr. Thomas Cellucci’s Employment Agreement with the Company, as amended, includes compensation of $12,500 per month for his services as Chief Executive Officer and $1,500 in health insurance reimbursements. On March 27, 2015, Dr. Cellucci was granted a warrant to purchase 1,200 shares of the Company's common stock at a $750 per share exercise price, exercisable on a cashless basis, having a term of 5 years, and vesting immediately on March 27, 2015. As of March 31, 2017, the Company owed Dr. Cellucci $243,000 (included in accounts payable, related party on the March 31, 2017, balance sheet presented herein) for the expensed but unpaid part of the above reported salary

Director Compensation

Our Board of Directors is comprised of Dr. Cellucci, Messrs. Brooks and Holmer and Ms. King. The compensation of Dr. Cellucci and Ms. King is disclosed in the Executive Compensation table, and Dr. Cellucci and Ms. King were not compensated separately for their services as directors. The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended March 31, 2017.

Name and Principal Position	Fees Earned and Paid in Cash ($)	Stock Awarded ($)	Options Awarded ($)	Total ($)
Charles Brooks (1)	-0-	-0-	-0-	-0-

Hans Holmer (2)	-0-	-0-	-0-	-0-

______________

(1)	Charles Brooks was appointed Director on March 16, 2015
(2)	Hans Holmer was appointed Director on September 1, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan

As disclosed on Form 8-K filed with the Securities and Exchange Commission on April 20, 2011, on April 12, 2011, subject to shareholder approval, the Board of Directors of Bravatek, Inc. (the "Company") approved the adoption of the Bravatek, Inc. Stock Compensation Program (the "Program") under which 540 shares have been reserved for purposes of possible future issuance of incentive stock options, non-qualified stock options, and restricted stock grants to employees, directors and certain key individuals. On April 15, 2011, pursuant to a written consent in lieu of a meeting, a majority of the Company's shareholders approved the Program. The purpose of the Program is to attract and retain key employees, consultants and other persons, and to provide such key individuals with an additional incentive to contribute to the success of the Company. In order to maintain flexibility in the award of stock benefits, the Program constitutes a single "omnibus" plan, but is composed of three parts. The first part is the Incentive Stock Option Plan ("Incentive Option Plan) which provides grants of incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended. The second part is the Nonqualified Stock Option Plan ("Nonqualified Option Plan") which provides grants of nonqualified stock options. The third part is the Restricted Shares Plan ("Restricted Plan") which provides grants of restricted shares of Company common stock. The Incentive Option Plan, the Nonqualified Option Plan and the Restricted Plan respectively comprise Plan I, Plan II, and Plan III of the Program. The foregoing description of the Program is qualified in its entirety by reference to the Bravatek, Inc. Stock Compensation Program which was filed as Exhibit 10.9 to Form 8-K filed with the Securities and Exchange Commission on April 20, 2011. The chart below identifies information with respect to the Stock Compensation Plan:

The following table sets forth, as of September 27, 2017, the number of securities approved and available for future issuances under the Company's Stock Compensation Program.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding the beneficial ownership of our voting securities (Common Stock and Series C Preferred Stock) as of September 27, 2017, of (i) each person known to us to beneficially own more than 5% of our stock, (ii) our directors, (iii) each named executive officer, and (iv) all directors and named executive officers as a group. As of September 27, 2017, there were a total of 7,531,184,221 shares of Common Stock issued and outstanding, and 319,768 shares of Series C Preferred Stock issued and outstanding.

The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which a person or entity has sole or shared voting power or investment power plus any shares which such person or entity has the right to acquire within sixty (60) days of September 27, 2017, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity, and the address of each of the stockholders listed below is: c/o Bravatek Solutions, Inc. 2028 E. Ben White Blvd, Suite 240-2835, Austin, Texas 78741.

Title of Class	Name and Address	Number of Shares Beneficially Owned		Percent of Class (1)

Common Stock	Dr. Thomas A. Cellucci, CEO & Director	895	(2)	*	%

Common Stock	Debbie King, CFO & Director	30	(3)	*	%

Common Stock	Chuck Brooks, Director	30	(3)	*	%

Common Stock	Hans Holmer, Director	30	(3)	*	%

Common Stock	All Directors and Officers as a Group	985		*	%

Series C Preferred Stock	Dr. Thomas A. Cellucci, CEO & Director	223,768		70%

Series C Preferred Stock	All Directors and Officers as a Group	223,768		70%

________________

*	Less than 0.01%
(1)

Applicable percentages of ownership are based on 7,531,184,221 shares of our Common Stock and 319,768 shares of Series C Preferred Stock issued and outstanding as of September 27, 2017. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our Common Stock issuable upon the exercise of stock options exercisable, or convertible securities convertible, currently or within 60 days of September 27, 2017, are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person's percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Dr. Cellucci owns -0- shares of Common Stock, however, his Series C Preferred Stock is convertible into 895 shares of Common Stock. Each share of Series C Preferred stock entitles the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company. Dr. Cellucci has pledged his Series C Preferred Stock as collateral for certain of the issued convertible notes of the Company.

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

The Company issued multiple unsecured notes payable from June 27, 2015 to March 31, 2017, to the Company’s CEO, for amounts received by the Company, or paid by the CEO, on behalf of the Company, totaling $188,362 (of which $31,850 was during the year ended March 31, 2017). The advances carry interest at 10% per annum and are due on demand. The Company recorded related party interest expense of $11,603 for the year ended March 31, 2017. During the year ended March 31, 2017, the Company made repayments of $12,224 of principal. As of March 31, 2017, the principal balance was $136,850 and the accrued and unpaid interest was $23,153.

There were no other material transactions, or series of similar transactions, during our Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer's total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The fees billed by D. Brooks and Associates CPAs, P.A. for audit of the Company’s annual financial statements were $30,000 for each of the fiscal years ended March 31, 2017, and 2016.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee's Pre-Approval Policies and Procedures

The Company does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(b) Exhibits.

Number	Description
3.1	Articles of Incorporation (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.2	Bylaws (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

3.4	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.5	Certificate of Designation of Series C Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.6	Articles of Amendment to Articles of Incorporation (changing the Company's name) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

3.7	Articles of Amendment to Articles of Incorporation (increasing the Company's authorized common stock) (incorporated by reference to our Current Report on Form 8-K filed on June 6, 2016)

3.8	Articles of Amendment to Articles of Incorporation (amending the Designation of the Series C Preferred Stock) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

10.1	Commodity Classification Document (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

10.2	Director Agreement and Restricted Shares Agreement dated March 27, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

10.3	Employment Agreement and Restricted Shares Agreement dated June 16, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on June 18, 2014)

10.4	Amendments to Employment Agreement and Restricted Shares Agreement with Thomas Cellucci (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2016)

10.5	Asset Purchase Agreement with Dependable Critical Infrastructure, Inc. dated June 2, 2015 (incorporated by reference to our Form 8-K filed on June 9, 2015)

10.6	Settlement Agreement with Global Capital Corporation dated June 10, 2015 (incorporated by reference to our Form 8-K filed on June 16, 2015)

10.7	Settlement Agreement with Micro-Tech Industries, Ltd., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

10.8	Settlement Agreement with Whonon Trading S.A., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

10.9	Consulting Agreement dated December 1, 2015, with Debbie King

10.10	Amendment to Consulting Agreement dated March 1, 2016, with Debbie King

10.11	Director Agreement and Nonqualified Stock Option Agreement dated July 23, 2015, with Debbie King

10.12	Director Agreement and Nonqualified Stock Option Agreement dated July 23, 2015, with Charles Brooks

10.13	Director Agreement and Nonqualified Stock Option Agreement dated August 26, 2015, with Hans Holmer

10.14	Reseller Agreement with i3 Integrative Creative Solutions, LLC, dated April 17, 2017 (incorporated by reference to our Form 8-K filed on April 18, 2017)

10.15	Strategic Alliance Agreement with Mile High Construction dated June 2, 2017 (incorporated by reference to our Form 8-K filed on June 2, 2017)

10.16	Strategic Alliance Agreement with HelpComm dated June 6, 2017 (incorporated by reference to our Form 8-K filed on June 7, 2017)

10.17	Letter of Intent with HelpComm dated September 20, 2017 (incorporated by reference to our Form 8-K filed on September 21, 2017)

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed July 13, 2010)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

BRAVATEK SOLUTIONS, INC.

Date: September 27, 2017	By:	/s/ Thomas Cellucci
Thomas Cellucci
Chairman and Chief Executive Officer

Date: September 27, 2017	By:	/s/ Debbie King
Debbie King
Chief Financial Officer and Director

Date: September 27, 2017	By:	/s/ Charles Brooks
Charles Brooks
Director

Date: September 27, 2017	By:	/s/ Hans Holmer
Hans Holmer
Director

