Form 10-Q
period 2017-06-30
Bravatek Solutions, Inc.
filed 2017-10-06
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of October 6, 2017, the Company had 7,649,743,494 issued and outstanding shares of common stock.

BRAVATEK SOLUTIONS, INC.

BRAVATEK SOLUTIONS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2017	2017
ASSETS
CURRENT ASSETS
Cash	$65,806	$125
TOTAL CURRENT ASSETS	65,806	125

Property and equipment, net	26,321	28,661
Intangible assets, net	11,797	16,813
Other assets, net	186,667	-

TOTAL ASSETS	$290,591	$45,599

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Convertible notes payable, net of discounts	$694,176	$1,271,727
Notes payable	850,788	1,170,450
Notes payable, related party	105,000	136,850
Bank overdraft	-	820
Accounts payable and accrued liabilities	144,342	205,311
Accounts payable, related party	269,059	286,442
Accrued interest	393,976	425,290
Accrued interest related party	26,593	23,153
Derivative liabilities	5,421,877	1,654,015
TOTAL CURRENT LIABILITIES	7,905,811	5,174,058

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock (5,000,000 shares authorized; par value $0.0001, -0- shares issued and outstanding at
June 30, 2017, and March 31, 2017)	-	-
Series B preferred stock (350,000 shares authorized; par
value $0.0001, 264,503 shares issued and outstanding at
June 30, 2017, and March 31, 2017)	26	26
Series C preferred stock (1,000,000 shares authorized; par
value $0.0001, 319,768 shares issued and outstanding at
June 30, 2017, and March 31, 2017)	32	32
Common stock (10,000,000,000 shares authorized; no par value;
6,750,733,639 and 2,053,703,772 shares issued and outstanding at
June 30, 2017, and March 31, 2017, respectively)	4,419,960	3,734,786
Common stock to be issued (118,560,494 and 1,221 shares issuable
at June 30, 2017, and March 31, 2017, respectively)	73,438	66,917
Additional paid in capital	15,437,290	10,170,515
Accumulated deficit	(27,545,967)	(19,100,735)
TOTAL STOCKHOLDERS' DEFICIT	(7,615,221)	(5,128,459)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$290,591	$45,599

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRAVATEK SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,
	2017	2016
REVENUES
Sales	$-	$45,149
Cost of services	-	12,407
GROSS PROFIT	-	32,742

OPERATING EXPENSES
Management fees and expenses, related parties	57,000	69,500
Advertisement and promotion	3,600	16,100
General and administrative	27,636	12,580
Research and development	2,250	19,244
Professional fees	60,634	35,104
Amortization and depreciation	20,689	6,823
TOTAL OPERATING EXPENSES	171,809	159,351

OPERATING LOSS	(171,809)	(126,609)

OTHER INCOME (EXPENSES)
Interest expense	(191,114)	(56,892)
Interest expense related party	(2,915)	(1,575)
Other income	-	9,600
Loss on fair value of derivatives	(7,902,778)	(144,131)
Amortization of debt discount	(176,616)	(300,790)
TOTAL OTHER EXPENSES	(8,273,423)	(493,788)

NET LOSS	$(8,445,232)	$(620,397)

LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.54)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	4,791,257,907	1,140,259

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRAVATEK SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,445,232)	$(620,397)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	20,689	6,823
Non-cash interest and fees	42,504	7,500
Common stock and options issued for compensation	-	5,380
Non-cash advertising expenses (barter)	-	15,750
Amortization of debt discounts	176,616	300,790
Loss on fair value of derivatives	7,902,778	144,131
Changes in operating assets and liabilities:
Accounts receivable	-	12,304
Prepaid expenses and other recevables	-	2,268
Accounts payable and accrued liabilities	19,071	17,788
Accounts payable and accrued liabilities, related party	(13,943)	55,425
NET CASH USED IN OPERATING ACTIVITIES	(297,517)	(52,238)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of exclusivity from HelpComm	(200,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(200,000)	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Bank overdraft	(820)	-
Payments of principal on notes payable	(319,662)	(8,059)
Payments of principal on convertible notes payable	(32,720)	-
Proceeds from issuance of convertible debt , net	948,250	48,000
Proceeds from loan-related party	6,301	-
Repayments of loan-related party	(38,151)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	563,198	39,941

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,681	(12,297)

CASH AND CASH EQUIVALENTS
Beginning of period	125	15,244
End of period	$65,806	$2,947

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$134,076	$15,328
Cash paid for income taxes	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued in settlement of debt and interest on convertible debt	$685,172	$25,853
Shares to be issued in settlement of debt and interest on convertible debt	$6,521	$-
Original issue discounts	$72,075	$5,739
Original debt discount against derivative liabilities	$1,131,859	$55,500
Initial value of derivative liabilities	$3,308,630	$95,553
Reclassification of derivatives upon conversion of convertible debt	$5,266,775	$97,429

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTE 1 - Nature of Operations

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

On June 17, 2016, the Company affected a 1:2,500 reverse stock split on its shares of common stock. The reverse stock split took effect on June 20, 2016. Share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

NOTE 2 - Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in Form 10-K for the year ended March 31, 2017, filed with the SEC on September 27, 2017. Interim results of operations for the three months ended June 30, 2017, and 2016, are not necessarily indicative of future results for the full year. Certain amounts from the 2016 period have been reclassified to conform to the presentation used in the current period.

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

Depreciation expense was $2,340 and $1,807 for the three months ended June 30, 2017, and 2016, respectively.

Software Development Costs

Costs for software developed for internal use are accounted for through the capitalization of those costs incurred in connection with developing or obtaining internal-use software. Capitalized costs for internal-use software are included in intangible assets in the consolidated balance sheet. Capitalized software development costs are amortized over three years.

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. Capitalized software is amortized over the software's estimated economic life of 3 years. For the three months ended June 30, 2017, and 2016, the Company had no development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software.

For the three months ended June 30, 2017, and 2016, amortization expense for capitalized software development was $5,016.

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

Other Assets

The Company accounts for amounts paid to aquire exclusivity rights as other assets. Other assets is amortized over the term of exclusuvuty. In June 2017, the Company purchased for $200,000 exclusivity rights from HelpComm (see Note 8) for a one year term, and accordingly for the three months ended June 30, 2017, amortization expense was $13,333.

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

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP. All research and development costs have been expensed as incurred, totaling $2,250 and $19,244 for the three months ended June 30, 2017, and 2016, respectively.

Advertising and Promotion

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended June 30, 2017, and 2016, was $3,600 and $16,100, respectively.

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $27,545,967 and has a working capital deficit of $7,840,005 as of June 30, 2017, which raises substantial doubt about its ability to continue as a going concern.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2017, and March 31, 2017, for each fair value hierarchy level:

June 30, 2017	Derivative Liability	Total
Level I	$-	$-
Level II	$-	$-
Level III	$5,421,877	$5,421,877

March 31, 2017
Level I	$-	$-
Level II	$-	$-
Level III	$1,654,015	$1,654,015

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

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense through the maturity of the debt. If a conversion of the underlying debt occurs prior to maturity a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, the Company may provide the debt holder with an original issue discount. The original issue discount would be recorded to debt discount, reducing the face amount of the note and is amortized to interest expense through the maturity of the debt. If a conversion of the underlying debt occurs prior to maturity a proportionate share of the unamortized amounts is immediately expensed.

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

Net Earnings (Loss) per Share

Basic and diluted net loss per share information is presented under the requirements of ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive. As of June 30, 2017, there were warrants and options to purchase 3,365 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 2,758,798,647 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard is effective for us in the first quarter of fiscal 2018. However, in April 2015, the FASB approved to defer the effective date by one year. Further, we have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2017, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, that are of significance or potential significance to us.

NOTE 3 - Related Party Activity

Notes payable

The Company issued multiple unsecured notes payable from June 27, 2015, to June 30, 2017, to the Company’s CEO, for amounts advanced to the Company, or paid by the CEO, on behalf of the Company. For the three months ended June 30, 2017, the CEO advanced to the Company or made payments on behalf of the Company of $6,301, and the Company repaid the CEO $38,151. The notes carry interest at 10% per annum and are due on demand. As of June 30, 2017, and Mach 31, 2017, the principal balance of the notes was $105,000 and $136,850, respectively, (included in note payable related party in the balance sheets presented herein), and included in accrued interest related party is the accrued and unpaid interest as of June 30, 2017, and March 31, 2017, of $26,593 and $23,153, respectively. For the three months ended June 30, 2017, and 2016, the Company recorded interest expense related party of $2,915 and $1,575, respectively.

Management Fees

For the three months ended June 30, 2017, and 2016, the Company recorded expenses to its officers in the following amounts:

	Three Months Ended June 30,
	2017	2016
CEO	$42,000	$42,000
CFO	15,000	27,500
Total	$57,000	$69,500

As of June 30, 2017, included in accounts payable - related party is $264,059 and $5,000, for amounts owed the Company’s CEO and CFO, respectively.

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

On June 15, 2015, Company entered into a Settlement Agreement and Partial Waiver and Release (the "Settlement Agreement") with Global. Global owned 2,377,500 shares of the Company's Series A Convertible Preferred Stock, and is the holder of outstanding promissory notes in the original principal amount of $558,500, with accrued interest thereon due to Global of approximately $267,960 (the "Global Notes") immediately prior to the Settlement Agreement. Pursuant to the Settlement Agreement, Global agreed to (1) waive interest due of $267,960 under the Global Notes and $158,500 of principal, such that only $400,000 of principal and interest would be considered outstanding as of the settlement agreement date, and (2) immediately return all of the Preferred Stock to the Company for cancellation, in consideration for the Company issuing 856 shares of common stock to Global. As of June 15, 2015, the note is payable on demand as part of the Settlement Agreement. As of June 30, 2017, and March 31, 2017, the note balance was $400,000. Accrued interest as of June 30, 2017, and March 31, 2017, was $40,110.

The Company issued five notes from December 18, 2012 to May 30, 2013 totaling $199,960 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from December 18, 2014 through May 30, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no change in original terms of the agreements. The notes payable were again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement. As of June 30, 2017, and March 31, 2017, the note balance was $199,960 and the notes are currently in default. Accrued interest as of June 30, 2017, and March 31, 2017, was $87,783 and $82,784, respectively.

The Company issued six notes from July 12, 2013 to June 16, 2014, totaling $230,828 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from July 12, 2014 through June 16, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no other changes in original terms of the agreements. The notes payable were again extended on August 6, 2015, through January 1, 2016, with no other changes in original terms of the agreements. As of June 30, 2017, and March 31, 2017, the note balance was $230,828 and the notes are currently in default. Accrued interest as of June 30, 2017, and March 31, 2017, was $80,536 and $74,765, respectively.

On June 2, 2015, as part of the Asset Purchase Agreement with DCI, the Company assumed limited liabilities associated with Viking (loan payment for Chevrolet truck in the amount of $668 per month with a principal balance of $36,202, and a loan payment to Joshua Claybaugh of $5,000 per month for 11 months for a total of $55,000). The Chevrolet truck loan was paid off as of March 31, 2016. As of June 30, 2017, and March 31, 2017, the loan with Joshua Claybaugh had a remaining principal balance of $20,000. There was no accrued interest as of June 30, 2017, and March 31, 2017.

The Company entered into a Senior Secured Credit Facility Agreement (the “Credit Agreement”) dated June 30, 2015 with TCA Global Credit Master Fund, LP (“TCA”) that was executed on June 30, 2015 and made effective as of November 25, 2015, which was to allow the Company to borrow up to $3,000,000. The Credit Agreement bears interest at 18%, compounded annually, and matured on January 25, 2017. The loan is secured against all existing and after-acquired tangible and intangible assets of the Company. On November 25, 2015, the Company received $310,600, net of loan costs and fees of $39,400. In connection with the Credit Agreement, the Company issued 1,412 shares of common stock upon execution valued by TCA at $75,000 as an advisory fee payment. The Company recorded the advisory fee and loan cost and fees of $114,400 as a discount to the TCA note and has amortized the costs over the maturity of the note. On September 6, 2016, TCA commenced an action against the Company and the Company’s CEO, Dr. Cellucci, as “validity guarantor,” filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, for amounts owed to TCA by the Company under their revolving credit agreement with the Company. On April 21, 2017, the Company, Dr. Cellucci and TCA executed a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay $2,500 by April 30, 2017, $2,500 by May 31, 2017 and $405,357 on or before June 16, 2017. The Company fully complied with its obligations under the settlement agreement, paying TCA all amounts owed thereunder within the times required. As of June 30, 2017, the note had been paid in full, and the case has now been dismissed. As of March 31, 2017, the TCA loan had a principal balance of $319,662 and accrued interest was $58,169. Interest expense for the three months ended June 30, 2017, and 2016, was $27,526 and $14,882, respectively.

NOTE 5 - Convertible Notes Payable

The Company accounted for the following Notes under ASC Topic 815-15 "Embedded Derivative." The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective terms of the related notes. See Note 6.

On December 19, 2014, the Company issued a convertible note payable, with a face value of $156,000 and stated interest of 8% to a third-party investor. The note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. During the three months ended June 30, 2017, the investor added $360 of fees to the principal balance of the note. For the three months ended June 30, 2017, the investor converted a total of $1,485 of the face value and $546 of accrued interest into 36,926,585 shares of common stock. As of June 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $1,125, respectively.

On December 19, 2014, the Company issued a convertible back-end note, with a face value of $156,000 and stated interest of 8% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. The note was funded on June 18, 2015, when the Company received proceeds of $143,333, net of $12,663 of OID and costs. During the three months ended June 30, 2017, the Company and the investor agreed to add $42,144 to the principal balance of the note for penalties under the note. The embedded conversion feature included in the penalty added to the note, resulted in an initial debt discount of $42,144, an initial derivative expense of $43,213 and an initial derivative liability of $85,357. For the three months ended June 30, 2017, amortization of the debt discount of $42,144 was charged to interest expense. For the three months ended June 30, 2017, the investor converted a total of $26,535 of the face value and $8,824 of accrued interest into 642,880,608 shares of common stock. As of June 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $147,309 and $131,700, respectively.

On December 19, 2014, the Company issued a convertible note payable, with a face value of $156,000 and stated interest of 8% to a third-party investor. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. For the three months ended June 30, 2017, the investor converted a total of $44,957 of the face value and $9,482 of accrued interest into 989,798,181 shares of common stock. As of June 30, 2017, and March 31, 2017, and the outstanding principal amount of the note was $1,000 and $45,957, respectively.

On December 19, 2014, the Company issued a convertible back-end note, with a face value of $156,000 and stated interest of 8% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. The note was funded on June 18, 2015, when the Company received proceeds of $143,333, net of $12,663 of OID and costs. On May 10, 2017, the investor sent the Company a conversion notice to convert $6,521 of the face value into 118,559,273 shares of common stock. The shares were not available at the time, and the Company recorded the value of the shares to be issued, as common stock to be issued on the June 30, 2017, balance sheet. As of June 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $149,479 and $156,000, respectively.

On January 11, 2015, the Company entered in to a securities purchase agreement providing for the purchase of two convertible promissory notes in the principal amount of $52,000 each. One of the notes was funded on January 13, 2015, with the Company receiving $47,500 of net proceeds after payment of legal and origination expenses. The note bears interest at the rate of 8% per annum, was due and payable on January 9, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to 67% of the lowest closing bid price on the OTCQB during the 15 prior trading days. The second note, which was funded on August 7, 2015, has the same interest and conversion terms as the first note. As of June 30, 2017, and March 31, 2017, the outstanding principal amount of the second note was $19,906.

On January 19, 2015, the Company issued a convertible promissory note in the face amount of $100,000, which bears interest at the rate of 12% per annum, is due and payable on July 16, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to the lesser of (a) 55% of the lowest trading price during the 20 days preceding the execution of the note, or (b) 55% of the of the lowest traded price during the 20 trading days preceding conversion. The note was funded on January 28, 2015, with the Company receiving $93,000 of net proceeds after payment of legal and origination expenses. During the three months ended June 30, 2017, the investor converted a total of $19,708 of the face value into 358,332,489 shares of common stock. As of June 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $14,712 and $34,420, respectively.

On January 21, 2015, the Company issued a convertible promissory note in the face amount of $400,000, of which the Company is to assume $40,000 in original interest discount ("OID"), which together with any unpaid accrued interest is due two years after any funding of the note. The note is to be funded at the note holder's discretion, and the initial tranche was funded on January 21, 2015, when the Company received cash in the amount of $50,000, and received an additional $25,000 on April 28, 2015. The note is pre-payable for 90 days without interest, and incurs a one-time interest charge of 12% thereafter. The note balance funded (plus a pro rata portion of the OID together with any unpaid accrued interest) is convertible into shares of Company common stock at a conversion price equal to the lesser of $0.08 or 60% of the lowest traded price during the 25 prior trading days. For the three months ended June 30, 2017, the investor converted a total of $15,480 of the face value and $3,332 of accrued interest into 313,530,500 shares of common stock. As of June 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $15,480, respectively.

On August 17, 2015, the Company issued a convertible promissory note in the face amount of $325,000, which bears interest at the rate of 10% per annum, was due and payable on August 17, 2016, and may be converted at any time after funding into shares of Company common stock at a conversion price equals the lesser of $.02 or 70% of the closing trading prices immediately preceding the conversion date. In conjunction with the convertible note issued by the Company, the Company issued 2,064 warrants valued at $412,698. The warrants have an exercise price of $270, subject to adjustment, and expire on August 17, 2020. During the year ended March 31, 2017, the Company and the noteholder agreed to add $30,000 to the principal balance of the note in exchange for the noteholder’s waiver of Liquidated Damages as defined in the note. During the three months ended June 30, 2017, the investor converted $284,093 of the face value and $29,707 of accrued interest into 1,190,000,000 shares of common stock. On June 13, 2017, the investor sold $70,907 of the principal (see below). As of June 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $355,000, respectively.

On October 12, 2015, the Company issued a replacement convertible promissory note in the face amount of $110,351, to Carebourn that replaced the convertible promissory note issued on April 10, 2015, with a face value of $105,000, and accrued interest of $5,351. On October 12, 2015, Carebourn and the Company assigned $15,000 of the replacement note to More Capital, LLC. (“More Capital Assigned Note”). On January 19, 2016, Carebourn assigned $10,000 of the replacement note to Carebourn Partners, LLC (“Carebourn Partners Assigned Note”). As of June 30, 2017, and March 31, 2017, the principal amount of the replacement note issued to Carebourn was $-0-.

The outstanding balance of the More Capital Assigned Note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. During the three months ended June 30, 2017, More Capital converted $2,050 of the face value into 34,132,000 shares of common stock. As of June 30, 2017, and March 31, 2017, the outstanding principal amount of the More Capital Assigned Note was $-0- and $2,050, respectively.

The outstanding balance of the Carebourn Partners Assigned Note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. During the three months ended June 30, 2017, Carebourn Partners converted $10,000 of the face value into 61,111,111 shares of common stock. As of June 30, 2017, and March 31, 2017, the outstanding principal amount of the Carebourn Partners Assigned Note was $-0- and $10,000, respectively.

On October 26, 2015, the Company issued a convertible note, with a face value of $110,000 and stated interest of 10% to a third-party investor, of which the company was to assume an OID of $10,000. The note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the lowest average of the three lowest closing bid prices for 20 days prior to conversion. The investor sold $25,000 of the note on April 27, 2016, and the Company issued a replacement note to the buyer, as described below. On June 7, 2016, the Company and the third-party investor agreed to extend the maturity of the note from July 26, 2016, to October 26, 2016, and to require daily payments of $250 per day via ACH. During the three months ended June 30, 2017, the investor converted $78,997 of the face value and $13,950 of accrued interest into 624,136,735 shares of common stock. As of June 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $78,997, respectively.

On October 27, 2015, the Company issued a convertible note, with a face value of $110,000 and stated interest of 8% to a third-party investor, of which the company was to assume an OID of $10,000. The outstanding balance of this note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the lowest average of the three lowest closing bid prices for 20 days prior to conversion. As of June 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $110,000. See Note 9.

On November 18, 2015, the Company issued a replacement convertible promissory note in the face amount of $47,808, that replaced the collateralized secured convertible promissory issued on February 3, 2015, that had a remaining face value of $43,479 and accrued interest of $4,326. The replacement note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. During the three months ended June 30, 2017, the investor converted a total of $42,363 of the face value and $10,997 of accrued interest into 133,400,350 shares of common stock. As of June 30, 2017, and March 31, 2017, the outstanding principal amount of the replacement note was $-0- and $42,363, respectively.

On November 27, 2015, the Company issued a convertible note for legal services previously provided with a face value of $27,000 and stated interest of 10% to a third-party investor. The note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 70% of the average of the three lowest closing bid prices for 10 days prior to conversion. The investor sold the note on May 3, 2017, and the Company issued a replacement note to the buyer, as described below. As of June 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $27,000, respectively.

On January 5, 2016, the Company issued a convertible note for legal services previously provided with a face value of $20,000 and stated interest of 10% to a third-party investor. The note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 70% of the average of the three lowest closing bid prices for 10 days prior to conversion. The investor sold the note on May 3, 2017, and the Company issued a replacement note to the buyer, as described below. As of June 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $20,000, respectively.

On February 4, 2016, the Company issued a convertible note, with a face value of $82,500 and stated interest of 8% to a third-party investor, of which the company was to assume an OID of $7,500, and stated interest of 8% to a third-party investor. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. As of June 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $82,500. The Company’s CEO agreed to guarantee this note by pledging 111,884 shares of his Series C Preferred Stock. See Note 9.

On February 8, 2016, the Company issued a convertible note, with a face value of $80,000 and stated interest of 10% to a third-party investor, of which the company was to assume an original issue discount of $5,000. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion and matured on November 8, 2016. As of June 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $80,000.

On March 24, 2016, the Company issued a convertible note, with a face value of $19,000 and stated interest of 10% to a third-party investor, of which the company received $16,000 in proceeds. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion and matured on December 24, 2016. As of June 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $19,000.

On March 24, 2016, the Company issued a convertible note, with a face value of $18,000 and stated interest of 10% to a third-party investor, of which the company received $15,000 in proceeds. The note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion and a maturity date of December 24, 2016. During the three months ended June 30, 2017, the investor converted $18,000 of the face value and $2,114 of accrued interest into 192,825,852 shares of common stock. As of June 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $18,000, respectively.

On April 11, 2016, the Company issued a convertible note, with a face value of $18,889 and stated interest of 10% to a third-party investor. The note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The Company received proceeds of $13,000 on April 28, 2016, of $13,000, after disbursements for the lender’s transaction costs, fees, and expenses. The investor sold the note on June 13, 2017, and the Company issued a replacement note to the buyer, as described below. As of June 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $18,889, respectively.

On April 11, 2016, the Company issued a replacement convertible promissory note (the “first replacement note”) in the face amount of $26,123, to a third-party investor that replaces part of the convertible promissory note issued on October 26, 2015, with a face value of $25,000, and accrued interest of $1,123. The note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also carried an interest rate of 10% per annum. The investor sold a $6,646 portion of the note on June 13, 2017, and the Company issued a replacement note (the “second replacement note”) to the buyer, as described below. As of June 30, 2017, and March 31, 2017, the outstanding principal amount of the first replacement note was $-0- and $6,647, respectively.

On June 3, 2016, the Company issued a convertible note, with a face value of $42,350 and stated interest of 12% to a third-party investor. The note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The Company received proceeds on June 3, 2016, of $35,000, after disbursements for the lender’s transaction costs, fees, and expenses. The note also requires 177 daily payments of $239 per day via ACH. The balance of the note as of June 30, 2017, and March 31, 2017, was $36,129.

On May 1, 2017, the Company issued to a third-party investor, three convertible notes, two of which were for $50,000 each and one for $17,500, and three back-end convertible notes, two of which were for $50,000 each and one for $25,000. All of the notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six- month anniversary of the note the conversion price shall have ceiling of $0.0005. The three convertible notes were funded on May 1, 2017, when the Company received proceeds of $111,625, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the three notes resulted in an initial debt discount of $117,500, an initial derivative expense of $319,692 and an initial derivative liability of $437,192. For the three months ended June 30, 2017, amortization of the debt discount of $19,583 was charged to interest expense. As of June 30, 2017, the outstanding principal balance of the three convertible notes was $117,500.

On May 1, 2017, the Company issued to a third-party investor, three convertible notes, two of which were for $50,000 each and one for $17,500, and three back-end convertible notes, two of which were for $50,000 each and one for $25,000. All of the notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six- month anniversary of the note the conversion price shall have ceiling of $0.0005. The three convertible notes were funded on April 28, 2017, and May 3, 2017, when the Company received proceeds of $85,000 and $26,625, respectively, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the three notes resulted in an initial debt discount of $117,500, an initial derivative expense of $319,692 and an initial derivative liability of $437,192. For the three months ended June 30, 2017, amortization of the debt discount of $19,583 was charged to interest expense. As of June 30, 2017, the outstanding principal balance of the three convertible notes was $117,500.

On May 2, 2017, the Company issued a convertible note for legal services previously provided with a face value of $23,000 and stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 70% of the average of the three lowest closing bid prices for 10 days prior to conversion. The investor sold the note on May 3, 2017, and the Company issued a replacement note to the buyer, as described below.

On May 3, 2017, the Company issued a convertible promissory note, with a face value of $124,775 and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety days following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on May 4, 2017, when the Company received proceeds of $100,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $108,500, an initial derivative expense of $104,007 and an initial derivative liability of $212,507. For the three months ended June 30, 2017, amortization of the debt discount of $17,481 was charged to interest expense. The note also requires 240 daily payments of $520 per day via ACH. For the three months ended June 30, 2017, the Company paid $18,720. As of June 30, 2017, the outstanding principal balance of the note was $106,055.

On May 3, 2017, the Company issued three replacement notes to a third party investor. The replacement notes were in the amounts of $22,000, $29,700 and $25,300, respectively, and replaced notes issued in the amounts of $20,000, $27,000 and $23,000, respectively. The three replacement notes have a stated interest of 8% and each note is convertible at any time into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six- month anniversary of the notes the conversion price shall have ceiling of $0.0005. The embedded conversion feature included in the three replacement notes resulted in an initial debt discount of $77,000, an initial derivative expense of $158,790 and an initial derivative liability of $235,790. For the three months ended June 30, 2017, amortization of the debt discount of $12,405 was charged to interest expense. As of June 30, 2017, the principal balance of the three replacement notes in the aggregate is $77,000.

On June 8, 2017, the Company issued to a third-party investor a convertible promissory note for $140,750 and a back-end convertible note for $140,750. The notes have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six-month anniversary of the note the conversion price shall have ceiling of $0.0005. The note was funded on June 15, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $140,750, an initial derivative expense of $454,574 and an initial derivative liability of $595,324. For the three months ended June 30, 2017, amortization of the debt discount of $5,865 was charged to interest expense. As of June 30, 2017, the principal balance of the note is $140,750.

On June 8, 2017, the Company issued to a third-party investor a convertible promissory note for $140,750 and a back-end convertible note for $140,750. The notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, convertible into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six-month anniversary of the note the conversion price shall have ceiling of $0.0005. The note was funded on June 15, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $140,750, an initial derivative expense of $454,574 and an initial derivative liability of $595,324. For the three months ended June 30, 2017, amortization of the debt discount of $5,865 was charged to interest expense. As of June 30, 2017, the principal balance of the notes is $140,750.

On June 9, 2017, the Company issued a convertible promissory note, with a face value of $165,025 and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety days following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on May 12, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $143,500, an initial derivative expense of $134,496 and an initial derivative liability of $277,996. For the three months ended June 30, 2017, amortization of the debt discount of $8,371 was charged to interest expense. The note also requires 240 daily payments of $680 per day via ACH. For the three months ended June 30, 2017, the Company paid $8,160. As of June 30, 2017, the outstanding principal balance of the note was $156,865.

On June 13, 2017, an investor purchased a $6,879 portion of a collateralized secured convertible replacement promissory issued on April 11, 2016, that had a remaining face value of $6,646 and accrued interest of $233. The purchased note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. As of June 30, 2017, the outstanding principal amount of the purchased note was $6,879.

On June 13, 2017, an investor purchased a $21,056 portion of a collateralized secured convertible promissory issued on April 11, 2016, that had a remaining face value of $18,889 and accrued interest of $2,167. The purchased note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. As of June 30, 2017, the outstanding principal amount of the purchased note was $21,056.

On June 13, 2017, an investor purchased a $70,907 portion of a convertible promissory note issued on August 17, 2015. During the three months ended June 30, 2017, the investor converted $62,554 of the face value into 119,955,456 shares of common stock. As of June 30, 2017, the outstanding principal amount of the purchased note was $8,353.

On June 23, 2017, the Company issued a convertible promissory note, with a face value of $262,775 and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety days following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on June 23, 2017, when the Company received proceeds of $220,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $228,500, an initial derivative expense of $187,733 and an initial derivative liability of $416,233. For the three months ended June 30, 2017, amortization of the debt discount of $4,443 was charged to interest expense. The note also requires 180 daily payments of $1,460 per day via ACH. For the three months ended June 30, 2017, the Company paid $5,840. As of June 30, 2017, the outstanding principal balance of the note was $256,935.

A summary of the convertible notes payable balance as of June 30, 2017, and March 31, 2017 is as follows:

	June 30, 2017	March 31, 2017
Principal balance	$1,809,680	$1,311,163
Unamortized discount	(1,115,504)	(39,436)
Ending balance, net	$694,176	$1,271,727

The following is a roll-forward of the Company’s convertible notes and related discounts for the three months ended June 30, 2017:

	Principal Balance	Debt Discounts	Total
Balance at March 31, 2017	$1,311,163	$(39,436)	$1,271,727
New issuances	1,101,475	(1,210,540)	(109,065)
Liquidated damages added to note	42,504	(42,144)	360
Conversions	(612,742)	-	(612,742)
Cash payments	(32,720)	-	(32,720)
Amortization	-	176,616	176,616
Balance at June 30, 2017	$1,809,680	$(1,115,504)	$694,176

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

The Company valued the derivative liabilities at June 30, 2017, and March 31, 2017, at $5,421,877 and $1,645,015, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions as of June 30, 2017, a risk free interest rates from 1.03% to 1.24% and volatility of 248% to 290%.

A summary of the activity related to derivative liabilities for the three months ended on June 30, 2017, is as follows:

June 30, 2017
Beginning Balance	$1,654,015
Initial Derivative Liability	3,308,630
Reclassification for note conversions	(5,266,775)
Fair Value Change	5,726,007
Ending Balance	$5,421,877

Derivative liability expense of $7,902,778 for the three months ended June 30, 2017, consisted of the initial derivative expense of $2,176,771 and the above fair value change of $5,276,007.

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

As of June 30, 2017, there were 6,750,733,639 shares of common stock issued and outstanding and 118,560,494 shares of common stock to be issued.

During the three months ended June 30, 2017, the Company issued 4,697,029,867 shares of common stock for conversion of $606,221 of principal and $78,951 of accrued interest, for a total of $685,172 and there are 118,559,273 shares of common stock to be issued (issued September 29, 2017) for conversion of $6,521 of principal of converted notes payable.

Preferred Stock

10,000,000 shares of preferred stock, $0.0001 par value have been authorized.

Series A Convertible Preferred Stock.

5,000,000 shares of preferred stock are designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”). Each share of Series A Convertible Preferred Stock is convertible at the election of the holder into 0.004 shares of common stock, subject to a 4.9% beneficial ownership limitation, but has no voting rights until converted into common stock. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the outstanding shares of Series A Convertible Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, whether from capital, surplus funds or earnings, and before any payment is made in respect of the shares of Common Stock, an amount equal to $2.50 per share of Series A Convertible Preferred Stock, subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like with respect to the Series A Convertible Preferred Stock, plus any and all accrued but unpaid dividends. The holders of Series A Convertible Preferred Stock are entitled to dividends when declared by the board of directors. As of June 30, 2017, and March 31, 2017, there are no shares of Series A Preferred Stock outstanding.

On June 15, 2015, pursuant to the Settlement Agreement with Global (see Note 4), Global returned 2,377,500 shares of Series A Convertible Preferred Stock to the Company and the Company issued 856 shares of common stock to Global.

On July 20, 2015, the Company entered into a Settlement Agreement (the "Micro-Tech Settlement Agreement") with Micro-Tech Industries, Ltd., lender and preferred shareholder of the Company ("Micro-Tech"). Micro-Tech owns 839,500 shares of the Company's shares of Series A Convertible Preferred Stock. Pursuant to the Micro-Tech Settlement Agreement, Micro-Tech agreed to immediately return the 839,500 shares of Series A Preferred Stock to the Company for cancellation and the Company agreed to issue 319 shares of common stock to Micro-Tech.

Also on July 20, 2015, the Company entered into a Settlement Agreement (the "Whonon Settlement Agreement") with Whonon Trading S. A., lender and preferred shareholder of the Company ("Whonon"). Whonon owns 1,783,000 shares of the Company's shares of Series A Convertible Preferred Stock. Pursuant to the Whonon Settlement Agreement, Whonon agreed to immediately return the 1,783,000 shares of Series A Preferred Stock to the Company for cancellation and the Company agreed to issue 678 shares of common stock to Whonon. As of June 30, 2017, Micro-Tech and Whonon have not yet tendered their preferred stock certificates for cancellation and the Company has not issued the shares of common stock. As of June 30, 2017, and March 31, 2017, the Company has included 997 shares as common stock to be issued.

Series B Preferred Stock

350,000 shares of preferred stock are designated as Series B Preferred Stock. Each share of Series B Preferred Stock is convertible at the election of the holder into .004 shares of common stock, subject to a 4.9% beneficial ownership limitation. Series B Preferred Stock has no voting rights until converted into common stock. The holders of the Series B Preferred Stock do not have any rights to dividends or any liquidation preferences. As of June 30, 2017, and March 31, 2017, there are 264,503 shares of Series B Preferred Stock outstanding.

On June 2, 2015, the Company entered into an Asset Purchase Agreement with Dependable Critical Infrastructure, Inc., f/k/a DTREDS Consolidated Inc., a Delaware corporation ("DCI"), and Viking Telecom Services, LLC, a Minnesota limited liability company ("Viking"). Pursuant to the Agreement, the parties agreed that the Company would purchase assets of DCI relating to Viking which DCI had acquired from Viking (general intangibles, including contract rights, office furniture totaling $7,392, IBM server, 2011 Chevrolet Silverado 2500 Diesel truck for $35,608, and accounts receivable after January 1, 2015 totaling $0), in consideration of the Company (1) assuming limited liabilities associated with Viking (loan payment for Chevrolet truck with a principal balance of $36,202, loan payment to Joshua Claybaugh of $5,000 per month for 11 months totaling $55,000), (2) issuing the owners of DCI a total of 2,489 shares of Company common stock valued at $740,000, and (3) paying DCI $200,000, which was paid on June 19, 2015, and an initial deposit of $59,204. Since the Company’s CEO owned approximately 30% of DCI, the Company recorded a loss on the acquisition of $1,044,817 for the year ended March 31, 2016. On July 9, 2015, the Company issued a total of 1,208 and reserved 224 shares of common stock and 264,503 shares of Series B Preferred Stock to the owners of DCI. The shares of Series B Preferred Stock are convertible into 1,048 shares of common stock (ignoring the 4.9% conversion limitation in the Series B designation of rights). The 224 shares reserved for issuance are included in common stock to be issued as of June 30, 2017, and March 31, 2017.

 Series C Preferred Stock

1,000,000 shares of preferred stock are designated as Series C Preferred Stock. Each share of Series C Preferred stock is convertible at the election of the holder into 100 shares of common stock. On October 23, 2015, (the “Amendment Date”), the Company amended the terms and conditions of the Series C Preferred stock, whereby each share of Series C Preferred stock entitles the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company. The Company determined that on the Amendment Date, the amended voting rights of the preferred stock resulted in a change of control of the Company. The holders of the Series C Preferred stock do not have any rights to dividends or any liquidation preferences. During the year ended March 31, 2016, the Company's CEO and another shareholder returned a total of 12,791 shares of common stock to the Company for cancellation in exchange for the issuance of 319,768 shares of Series C Preferred Stock. As of June 30, 2017, and March 31, 2017, there are 319,768 shares of Series C preferred stock outstanding, of which 223,768 shares are owned by our Chairman and CEO, Dr. Thomas Cellucci. As collateral security on certain obligations of the Company, Dr. Cellucci pledged all of his shares of Series C Preferred Stock to holders of certain convertible promissory notes (see Notes 6 and 9).

Stock Options

On July 23, 2015 (the “Grant Date”), the Company granted non-qualified stock options to two of its directors as compensation for their services. The directors are entitled to purchase a total of thirty (30) shares each of restricted common stock for a price equal to $250.00 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12-month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the "Vesting Period"). As of June 30, 2017, none of the options have been exercised. The total fair value of these options at the date of grant was estimated to be $15,750 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk-free interest rate of 2.28%, a dividend yield of 0% and expected volatility of 230.55%. For the three months ended June 30, 2017, and 2016, the Company has included $-0- and $3,936, respectively, as stock based compensation expense based on the period when options vested.

On August 26, 2015 (the “Grant Date”), the Company granted non-qualified stock options to a member of its board of directors as compensation for his services. The director is entitled to purchase a total of thirty (30) shares of restricted common stock for a price equal to $250.00 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12-month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the "Vesting Period"). As of March 31, 2017, none of the options have been exercised. The total fair value of these options at the date of grant was estimated to be $5,775 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk-free interest rate of 2.18%, a dividend yield of 0% and expected volatility of 230.25%. For the three months ended June 30, 2017, and 2016, the Company has included $-0- and $1,444, respectively, as stock based compensation expense.

The following table summarizes activities related to stock options of the Company for the year ended June 30, 2017:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)
Outstanding at March 31, 2017	102	$1,102.94	-
Outstanding and exercisable at June 30, 2017	102	$1,102.94	7.69

The following table summarizes stock option information as of June 30, 2017:

Exercise Prices	Outstanding	Weighted Average Contractual Life	Exercisable
$7,500.00	12	4.63 Years	12
$250.00	90	8.10 Years	90
Total	102	7.69 Years	102

Warrants

On March 27, 2015, the Company granted a non-qualified cashless stock warrant to its officer as compensation for his services. The officer is entitled to purchase a total of one thousand two hundred (1,200) shares of restricted common stock for a price equal to $750.00 per share (Exercise Price), exercisable over a five-year period thereafter. The total fair value of these options at the date of grant was estimated to be $813,827 and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk-free interest rate of 1.42%, a dividend yield of 0% and expected volatility of 207.12%. As of June 30, 2017, the warrants to purchase 1,200 shares of common stock are outstanding and exercisable.

On August 17, 2015, the Company issued 2,063 warrants in conjunctions with a convertible note issued by the Company with an estimated value of $412,698. The warrants have an exercise price of $270.00, subject to adjustment, and expire on August 17, 2020. As of June 30, 2017, the warrants to purchase 2,063 shares of common stock are outstanding and exercisable.

For the three months ended June 30, 2017, the Company did not grant any warrants, and there were no exercises of any existing warrants. The following table summarizes the activity related to warrants of the Company for the three months ended June 30, 2017:

	Number of Warrants	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)
Outstanding at March 31, 2017	3,263	$446.52	-
Outstanding and exercisable at June 30, 2017	3,263	$446.52	3.24

NOTE 8 - Commitments and Contingencies

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

On January 27, 2016, one of the Company’s creditors, JSJ Investments Inc. (“JSJ”), sent a demand for payment of amounts allegedly owed by the Company to JSJ pursuant to a convertible note dated January 19, 2015, in the original principal amount of $100,000, and threatening potential legal action against the Company. JSJ subsequently continued to convert the note into shares of common stock, and on or about September 5, 2017, JSJ assigned its interest in the note to Carebourn Partners, LLC, and the Company and JSJ mutually released each other from all claims.

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

Other

On June 6, 2017, the Company entered into an exluusive one-year Strategic Alliance Agreement with HelpComm, Inc. (“HelpComm”), a telecom construction services corporation located in Manassas, Virginia, pursuant to which (i) the Company will provide at least $200,000 in business expansion funding to HelpComm within ten (10) business days of execution of the agreement, and 40% of profits from services performed by HelpComm pursuant to receipt of the expansion funding from the Company will be allotted to the Company, (ii) the Company will provide HelpComm up to an additional $100,000 of expansion funding per fiscal quarter, (ii) HelpComm will provide job-related purchase orders to the Company for administration, accounting and fund distribution, (iii) the Company will provide project management and sales services to HelpComm, and (iv) the parties will support each other’s marketing and promotional efforts. The Company remitted the $200,000 to HelpComm on June 26, 2017, and has recorded $200,000 as other assets on the balance sheet included herein. The Company is amortizing the exclusive rights over the one-year term of the agreement. On September 20, 2017, the Company entered into a Letter of Intent to potentially acquire HelpComm.

NOTE 9 - Subsequent Events

From July 1, 2017, through October 6, 2017, the Company has issued 780,450,947 shares of common stock in satisfaction of $521,943 and $91,573 of principal and accrued interest, respectively, pursuant to conversion notices received by the Company from convertible debt holders.

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

On August 1, 2017, the Company issued a convertible promissory note, with a face value of $181,700, maturing on February 1, 2018, (the “Maturity Date”) and stated interest of 10% to a third-party invstor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices quoted for the 20 days prior to conversion. The note was funded on August 3, 2017, when the Company received proceeds of $150,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires daily ACH payments beginning on September 5, 2017, in the amount equal to the remaining balance on September 5, 2017, divided by the remaining days to the Maturity Date. As of October 6, 2017, the lender has converted $130,351 of the note in exchange for 141,330,143 restricted shares of common stock. As of October 6, 2017, the note balance is $51,349.

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

On August 7, 2017, the Company issued a convertible promissory note, with a face value of $223,422 and stated interest of 10% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices for the 20 days prior to conversion. The note was funded on August 9, 2017, when the Company received proceeds of $186,280, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires 240 daily payments of $931 per day via ACH.

On August 8, 2017, an investor funded a $25,000 back end note when the Company received $23,750 after disbursements for the lender’s transaction costs, fees and expenses.

On August 8, 2017, an investor funded a $25,000 back end note when the Company received $23,750 after disbursements for the lender’s transaction costs, fees and expenses.

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

On August 10, 2017, the Company entered into a Note Settlement Agreement, agreeing to pay $245,000 in full settlement of the notes issued by the Company to the lender on October 27, 2015, and February 4, 2016 (See Note 5). The Company fully complied with its obligations under the settlement agreement, including, paying the amount owed thereunder within the time required. The Company and the lender each released the other party from all claims, and the lender released the pledge of the Series C Preferred Shares that were pledged as collateral for the February 6, 2016, note by the Company’s CEO.

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

On September 5, 2017, the Company entered into a Strategic Alliance Agreement with DarkPulse Technology Holdings, Inc. (“DarkPulse”), a New York corporation engaged in manufacturing hardware and software based on its BOTDA (Brillouin Optical Time Domain Analysis) technology, designating the Company as DarkPulse’s project-based partnership channel for government and non-governmental departments, agencies and units, for the purpose of promoting DarkPulse’s products, and pursuant to which DarkPulse will cross-promote the Company’s products and services, and the Company will be paid sales commissions for clients introduces to DarkPulse by the Company.

On September 20, 2017, the Company entered into a Letter of Intent to potentially acquire HelpComm.

On September 27, 2017, the Company entered into a LOI with DarkPulse to form a joint venture entity, subject to the execution of definitive agreement(s) formalizing the joint venture, and pursuant to which the parties will use their reasonable best efforts to negotiate in good faith the definitive agreement(s), which, among other standard terms and conditions, will contain the following provisions: (1) the joint venture will be owned 60% by DarkPulse and 40% by the Company, (2) the Company will provide the joint venture a line of credit for up to $5,000,000, repayable on terms mutually agreeable to the joint venture and the Company, and (3) the joint venture will have an exclusive right to distribute DarkPulse’s products in the North America, Asia and European government, military and critical infrastructure/key resources market segments.

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

On June 2, 2015, the Company acquired certain of the assets of Viking Telecom Services, LLC, a Minnesota limited liability company ("Viking”) from Dependable Critical Infrastructure, Inc. f/k/a DTREDS Consolidated Inc., a Delaware corporation ("DCI"). The Company now provides telecom services under a new Viking Telecom brand. Services provided by Viking Telecom include cellular tower mapping and audits, ground audits, civil equipment installation, cellular site decommissioning, 3G/4G installations, project/construction management, battery installation and maintenance, shelter and compound preventative maintenance, site cleanup, and other related services.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended March 31, 2017 and 2016, and filed by the Company on Form 10-K with the Securities and Exchange Commission on September 27, 2017.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operation for Bravatek Solutions, Inc. for the three months ended June 30, 2017, compared to the three months ended June 30, 2016.

Revenue

For the three months ended June 30, 2017, the Company had no revenues compared to $45,149 for the three months ended June 30, 2016. For the three months ended June 30, 2016, revenues of $15,750 were recorded in barter transactions in exchange for advertising and promotional expenses.

Operating Expenses

For the three months ended June 30, 2017, the Company had operating expenses of $171,809 compared to $159,351 for the three months ended June 30, 2016. The increase in operating expenses was attributable to decreases in research and development, advertising and promotional costs and general and administrative costs, offset by increases in professional fees and amortization expense. The increase in professional fees was a result of costs related in order for the Company to become current in its SEC reporting obligations.

Other Income (Expenses)

Other expenses for the three months ended June 30, 2017 was $8,273,423 compared to other expenses of $493,788 for the three months ended June 30, 2016. The increase was primarily due to changes in the fair value of derivatives of $7,902,778 for the three months ended June 30, 2017, compared to $144,131 for the three months ended June 30, 2016. Derivative expense for the three months endd June 30, 2017, was a result of the excess of $5,266,775 of the market value of the common stock issued on the conversion date, compared to the dollar amounts of principal and interest converted of the convertible notes, and the initial derivative expense of $2,176,771 predominantly caused by the ceiling of $0.0005 as a conversion price on certain of the convertible promissory notes issued during the quarter ended June 30, 2017, and the fair value change in derivative liabilities of $459,232. Interest expense increased to $191,114 for the three months ended June 30, 2017, from $56,892 for the three months ended June 30, 2016, as a result of higher face value convertible note balances.

Net Income / Loss

The Company had a net loss of $8,445,232 for the three months ended June 30, 2017, compared to a net loss of $620,397 for the three months ended June 30, 2016. The increase in net loss for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was predominantly due to the increases in other expenses as above.

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

For the three months ended June 30, 2017, we primarily funded our business operations with $948,250 of proceeds from convertible note financings. The proceeds funded our business operations and were also used to pay off existing debt of approximately $390,000, and to fund $200,000 for our Strategic Alliance Agreement with Helpcomm. From July 1, 2017, through October 6, 2017, we received proceeds of $653,780 from the issuance of $736,622 of convertible promissory notes. We may conduct a private placement offering to seek to raise the necessary working capital to continue to fund our business operations, or continue to rely on the issuance of convertible promissory notes to fund our business operations.

As of June 30, 2017, we had cash of $65,806, as compared to $125 at March 31, 2017. As of June 30, 2017, we had current liabilities of $7,905,811 (including $5,421,877 of non-cash derivative liabilities) compared to current assets of $65,806 which resulted in working capital deficit of $7,840,005. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, note payable-related party and notes payable.

Operating Activities

For the three months ended June 30, 2017, net cash used in operating activities was $297,517 compared to $52,238 for the three months ended June 30, 2016. For the three months ended June 30, 2017, our net cash used in operating activities was primarily attributable to the net loss adjusted by loss on the fair value of derivatives, amortization of debt discounts, non-cash interest and fees related to convertible promissory notes and depreciation. Net changes of $5,128 in operating assets and liabilities decreased the cash used in operating activities. For the three months ended June 30, 2016, our net cash used in operating activities was primarily attributable to the net loss adjusted by amortization of debt discounts, derivative liability expenses non-cash interest and fees related to convertible promissory notes and depreciation. Net changes of $87,785 in operating assets and liabilities positively impacted the cash flows from operating activities.

Investing Activities

For the three months ended June 30, 2017, the Company invested $200,000 in a strategisc alliance with HelpComm. There was no investing activity for the three months ended June 30, 2016.

Financing Activities

For the three months ended June 30, 2017, the net cash provided by financing activities was $563,198 compared to $39,941 for the nine months ended June 30, 2016. During the three months ended June 30, 2017, we received proceeds of $948,250 from the issuance of $1,069,075 convertible notes. The proceeds were also used to pay off existing debt of approximately $390,000, and to fund $200,000 for our Strategic Alliance Agreement with Helpcomm. The results for the 2016 period was the result of proceeds received of $48,000 from the issuance of $61,239 of convertible promissory notes, receipt and the repayment of $8,059 against convertible promissory notes.

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

Our significant accounting policies are summarized in Note 2 of our financial statements are included in the Company's Current Report on Form 10-K filed on September 27, 2017. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Changes in Internal Control over Financial Reporting

Other than disclosed below, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On May 15, 2017, the Company engaged D. Brooks and Associates CPA’s, P.A. of West Palm Beach, Florida, as the Company’s new independent registered public accounting firm.

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

On January 27, 2016, one of the Company’s creditors, JSJ Investments Inc. (“JSJ”), sent a demand for payment of amounts allegedly owed by the Company to JSJ pursuant to a convertible note dated January 19, 2015, in the original principal amount of $100,000, and threatening potential legal action against the Company. JSJ subsequently continued to convert the note into shares of common stock, and on or about September 5, 2017, JSJ assigned its interest in the note to Carebourn Partners, LLC, and the Company and JSJ mutually released each other from all claims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 11, 2017, the Company issued 100,631,466 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a $5,535 principal portion of, the Company's convertible promissory note issued to JSJ on January 19, 2015.

On April 13, 2017, the Company issued 100,631,466 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a $5,535 principal portion of, the Company's convertible promissory note issued to JSJ on January 19, 2015.

On April 13, 2017, the Company issued 190,000,000 shares of common stock to YP Holdings, LLC (“YP Holdings”) in partial satisfaction of its obligations under, and the holder's election to convert a $10,200 accrued interest portion of, the Company's convertible promissory note issued to YP Holdings on August 17, 2015.

On April 17, 2017, the Company issued 100,631,467 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $6,038 principal portion of, the Company's convertible promissory note issued to Carebourn on October 26, 2015.

On April 17, 2017, the Company issued 110,493,350 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a $6,077 principal portion of, the Company's convertible promissory note issued to JSJ on January 19, 2015.

On April 19, 2017, the Company issued 46,576,207 shares of common stock to JSJ in partial satisfaction of its obligations under, and the holder's election to convert a $2,562 principal portion of, the Company's convertible promissory note issued to JSJ on January 19, 2015.

On April 20, 2017, the Company issued 36,926,585 shares of common stock to Union Capital, LLC (“Union”) in partial satisfaction of its obligations under, and the holder's election to convert a $2,031 portion of, the Company's convertible promissory note issued to Unon on December 19, 2014, which included $1,485 in principal, and $546 in accrued interest.

On April 20, 2017, the Company issued 107,272,727 shares of common stock to Adar Bays, LLC (“Adar”) in partial satisfaction of its obligations under, and the holder's election to convert a $5,900 principal portion of, the Company's convertible promissory note issued to Adar on December 19, 2014.

On April 25, 2017, the Company issued 141,690,909 shares of common stock to Adar in partial satisfaction of its obligations under, and the holder's election to convert a $7,793 principal portion of, the Company's convertible promissory note issued to Adar on December 19, 2014.

On April 25, 2017, the Company issued 223,052,115 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $12,268 portion of, the Company's convertible promissory back-end note issued to Union on December 19, 2014, which included $9,240 in principal, and $3,028 in accrued interest.

On April 27, 2017, the Company issued 220,000.000 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder's election to convert a $13,200 accrued interest portion of, the Company's convertible promissory note issued to YP Holdings on August 17, 2015.

On April 27, 2017, the Company issued 138,343,636 shares of common stock to Adar in partial satisfaction of its obligations under, and the holder's election to convert a $7,609 principal portion of, the Company's convertible promissory note issued to Adar on December 19, 2014.

On April 27, 2017, the Company issued 147,000,000 shares of common stock to JMJ Financial, (“JMJ”) in partial satisfaction of its obligations under, and the holder's election to convert a $8,820 principal portion of, the Company's convertible promissory note issued to JMJ on January 14, 2015.

On May 1, 2017, the Company issued 192,490,909 shares of common stock to Adar in partial satisfaction of its obligations under, and the holder's election to convert a $10,587 principal portion of, the Company's convertible promissory note issued to Adar on December 19, 2014.

On May 1, 2017, the Company issued 219,828,493 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $9,075 portion of, the Company's convertible promissory back-end note issued to Union on December 19, 2014, which included $9,240 in principal, and $3,016 in accrued interest.

On May 3, 2017, the Company issued 139,827,713 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $8,390 principal portion of, the Company's convertible promissory note issued to Carebourn on October 26, 2015.

On May 4, 2017, the Company issued 150,000.000 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder's election to convert a $36,000 portion of, the Company's convertible promissory note issued to YP Holdings on August 17, 2015, which included $31,794 in principal, and $4,206 in accrued interest.

On May 4, 2017, the Company issued 210,000,000 shares of common stock to Adar in partial satisfaction of its obligations under, and the holder's election to convert a $11,550 principal portion of, the Company's convertible promissory note issued to Adar on December 19, 2014.

On May 4, 2017, the Company issued 40,000,000 shares of common stock to Carebourn Partners in partial satisfaction of its obligations under, and the holder's election to convert a $2,400 principal portion of, the Company's convertible promissory note issued to Carebourn on October 26, 2015, and assigned to Carebourn Partners on January 11, 2016.

On May 5, 2017, the Company issued 166,530,500 shares of common stock to JMJ in partial satisfaction of its obligations under, and the holder's election to convert a $9,991 portion of, the Company's convertible promissory note issued to JMJ on January 14, 2015, which included $6,660 in principal, and $3,331 in accrued interest.

On May 8, 2017, the Company issued 169,185,922 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $10,151 principal portion of, the Company's convertible promissory note issued to Carebourn on October 26, 2015.

On May 10, 2017, the Company issued 200,000,000 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder's election to convert a $48,000 portion of, the Company's convertible promissory note issued to YP Holdings on August 17, 2015, which included $47,372 in principal, and $628 in accrued interest.

On May 15, 2017, the Company issued 67,000,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $24,120 principal portion of, the Company's convertible promissory note issued to Carebourn on October 26, 2015.

On May 15, 2017, the Company issued 21,111,111 shares of common stock to Carebourn Partners in partial satisfaction of its obligations under, and the holder's election to convert a $7,600 principal portion of, the Company's convertible promissory note issued to Carebourn on October 26, 2015, and assigned to Carebourn Partners on January 11, 2016.

On May 22, 2017, the Company issued 200,000,000 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder's election to convert a $96,000 portion of, the Company's convertible promissory note issued to YP Holdings on August 17, 2015, which included $95,081 in principal, and $919 in accrued interest.

On June 1, 2017, the Company issued 34,132,000 shares of common stock to More Capital LLC (“More Cpital”) in partial satisfaction of its obligations under, and the holder's election to convert a $2,050 principal portion of, the Company's convertible promissory note issued to Carebourn on October 12, 2015, of which $15,000 was sold to More Capital.

On June 2, 2017, the Company issued 147,491,633 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $44,247 portion of, the Company's convertible promissory note issued to Carebourn on October 26, 2015, which included $30,298 in principal and $13,949 in accrued interest.

On June 5, 2017, the Company issued 230,000,000 shares of common stock to YP Holdings in partial satisfaction of its obligations under, and the holder's election to convert a $110,400 portion of, the Company's convertible promissory note issued to YP Holdings on August 17, 2015, which included $109,848 in principal, and $552 in accrued interest.

On June 14, 2017, the Company issued 133,400,350 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $53,360 portion of, the Company's convertible promissory replacement note issued to Carebourn on November 18, 2015, which included $42,363 in principal and $10,997 in accrued interest.

On June 14, 2017, the Company issued 175,025,038 shares of common stock to More Capital in partial satisfaction of its obligations under, and the holder's election to convert a $10,502 principal portion of, the Company's convertible promissory note issued to More Capital on March 26, 2016.

On June 15, 2017, the Company issued 200,000,000 shares of common stock to Adar in partial satisfaction of its obligations under, and the holder's election to convert a $11,000 portion of, the Company's convertible promissory note issued to Adar on December 19, 2014, which included $1,518 in principal and $9,482 in accrued interest.

On June 15, 2017, the Company issued 200,000,000 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $11,000 portion of, the Company's convertible promissory back-end note issued to Union on December 19, 2014, which included $8,220 in principal, and $2,780 in accrued interest.

On June 20, 2017, the Company issued 58,500,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $26,910 principal portion of, the Company's convertible promissory note issued to YP on August 17, 2015, and sold to Carebourn on June 13, 2017.

On June 23, 2017, the Company issued 61,455,456 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $35,644 principal portion of, the Company's convertible promissory note issued to YP on August 17, 2015, and sold to Carebourn on June 13, 2017.

On June 26, 2017, the Company issued 17,800,814 shares of common stock to More Capital in partial satisfaction of its obligations under, and the holder's election to convert a $9,612 portion of, the Company's convertible promissory note issued to More Capital on March 26, 2016, which included $7,498 in principal, and $2,114 in accrued interest.

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

BRAVATEK SOLUTIONS, INC.

Date: October 6, 2017	By:	/s/ Thomas A. Cellucci
Thomas A. Cellucci
CEO

