Form 10-Q
period 2017-09-30
Bravatek Solutions, Inc.
filed 2017-10-30
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 27, 2017, the Company had 7,655,299,047 issued and outstanding shares of common stock.

BRAVATEK SOLUTIONS, INC.

BRAVATEK SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2017	2017
ASSETS
CURRENT ASSETS
Cash	$211,789	$125
Accounts receivable	65,498	-
TOTAL CURRENT ASSETS	277,287	125

Property and equipment, net	23,978	28,661
Intangible assets, net	6,725	16,813
Other assets, net	136,667	-

TOTAL ASSETS	$444,657	$45,599

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Convertible notes payable, net of discounts	$420,885	$1,271,727
Notes payable	830,788	1,170,450
Notes payable, related party	105,000	136,850
Bank overdraft	-	820
Accounts payable and accrued liabilities	43,595	205,311
Accounts payable, related party	306,750	286,442
Accrued interest	292,096	425,290
Accrued interest related party	30,243	23,153
Derivative liabilities	12,428,028	1,654,015
TOTAL CURRENT LIABILITIES	14,457,385	5,174,058

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock (5,000,000 shares authorized; par value $0.0001, -0- shares issued and outstanding at September 30, 2017, and March 31, 2017)	-	-
Series B preferred stock (350,000 shares authorized; par value $0.0001, 264,503 shares issued and outstanding at September 30, 2017, and March 31, 2017)	26	26
Series C preferred stock (1,000,000 shares authorized; par value $0.0001, 319,768 shares issued and outstanding at September 30, 2017, and March 31, 2017)	32	32
Common stock (10,000,000,000 shares authorized; no par value; 7,531,184,586 and 2,053,703,772 shares issued and outstanding at September 30, 2017, and March 31, 2017, respectively)	5,033,475	3,734,786
Common stock to be issued (118,560,494 and 1,221 shares issuable at September 30, 2017, and March 31, 2017, respectively)	73,438	66,917
Additional paid in capital	17,569,673	10,170,515
Accumulated deficit	(36,689,373)	(19,100,735)
TOTAL STOCKHOLDERS' DEFICIT	(14,012,729)	(5,128,459)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$444,657	$45,599

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRAVATEK SOLUTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Sales, related party	$-	$94,828	$-	$94,828
Sales, other	75,498	12,543	75,498	57,692
Total sales	75,498	107,371	75,498	152,520
Cost of services	2,203	87,682	2,203	100,089
GROSS PROFIT	73,295	19,689	73,295	52,431

OPERATING EXPENSES
Management fees and expenses, related parties	57,000	29,000	114,000	98,500
Advertisement and promotion	3,200	9,624	6,800	25,724
General and administrative	25,249	17,119	52,885	29,699
Research and development	900	2,250	3,150	21,494
Professional fees	105,038	135,569	165,672	170,673
Amortization and depreciation	57,415	7,529	78,104	14,352
TOTAL OPERATING EXPENSES	248,802	201,091	420,611	360,442

OPERATING LOSS	(175,507)	(181,402)	(347,316)	(308,011)

OTHER INCOME (EXPENSES)
Interest expense	(79,734)	(59,601)	(270,848)	(116,493)
Interest expense related party	(2,600)	(3,704)	(5,515)	(5,279)
Other income	-	2,400	-	12,000
Loss on fair value of derivatives	(8,454,754)	(697,343)	(16,357,532)	(841,474)
Gain on extinguishment of debt	63,727	-	63,727	-
Amortization of debt discount	(494,538)	(167,284)	(671,154)	(468,074)
TOTAL OTHER EXPENSES	(8,967,900)	(925,532)	(17,241,322)	(1,419,320)

NET LOSS	$(9,143,406)	$(1,106,934)	$(17,588,638)	$(1,727,331)

LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.05)	$(0.00)	$(0.15)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	7,204,739,021	21,397,882	6,049,781,341	11,324,553

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRAVATEK SOLUTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,588,638)	$(1,727,331)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	78,104	14,352
Non-cash interest and fees	42,504	7,500
Gain on extinguishment of debt	(63,727)	-
Common stock and options issued for compensation	-	76,380
Non-cash advertising expenses (barter)	-	23,625
Amortization of debt discounts	671,154	468,074
Loss on fair value of derivatives	16,357,532	841,474
Changes in operating assets and liabilities:
Accounts receivable	(65,498)	7,736
Prepaid expenses and other recevables	-	6,866
Accounts payable and accrued liabilities	(19,081)	156,769
Accounts payable and accrued liabilities, related party	27,398	73,029
NET CASH USED IN OPERATING ACTIVITIES	(560,252)	(51,526)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of exclusivity from HelpComm	(200,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(200,000)	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Bank overdraft	(820)	-
Payments of principal on notes payable	(328,662)	(12,224)
Payments of principal on convertible notes payable	(268,782)	-
Proceeds from issuance of convertible debt , net	1,602,030	48,000
Proceeds from loan-related party	6,301	1,500
Repayments of loan-related party	(38,151)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	971,916	37,276

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	211,664	(14,250)

CASH AND CASH EQUIVALENTS
Beginning of period	125	15,244
End of period	$211,789	$994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$204,577	$15,809
Cash paid for income taxes	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued in settlement of debt and interest on convertible debt	$1,298,687	$76,361
Shares to be issued in settlement of debt and interest on convertible debt	$6,521	$-
Original issue discounts	$124,917	$5,739
Original debt discount against derivative liabilities	$1,815,639	$55,500
Initial value of derivative liabilities	$7,609,087	$95,553
Reclassification of derivatives upon conversion of convertible debt	$7,399,158	$167,178

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

On June 17, 2016, the Company affected a 1: 2,500 reverse stock split on its shares of common stock. The reverse stock split took effect on June 20, 2016. Share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

NOTE 2 - Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in Form 10-K for the year ended March 31, 2017, filed with the SEC on September 27, 2017. Interim results of operations for the three and six months ended September 30, 2017, and 2016, are not necessarily indicative of future results for the full year. Certain amounts from the 2016 period have been reclassified to conform to the presentation used in the current period.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near-term events. Accordingly, actual results could differ significantly from estimates.

Fiscal Year

The Company’s fiscal year-end is March 31.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents.

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and six months ended September 30, 2017, and 2016:

	Sales % Three Months Ended September 30, 2017	Sales % Three Months Ended September 30, 2016	Sales % Six Months Ended September 30, 2017	Sales % Six Months Ended September 30, 2016
Customer A, related party	-	88.0%	100.0%	62.0%
Customer B	100.0%	-	-	-
Customer C	-	-	-	15.8%

As of September 30, 2017, Customer B’s account receivable balance was $65,498.

Accounts Receivable/Allowance for Doubtful Accounts

The Company records its client receivables at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and establishes allowances based on historical experience and other currently available information. As of September 30, 2017, management determined there was no need to establish an allowance for doubtful accounts because there had been little history of nonpayment or indicators of credit risk, such as bankruptcy.

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

Depreciation expense was $2,343 and $4,683 for the three and six months ended September 30, 2017, respectively, and $2,458 and $4,265 for the three and six months ended September 30,2016, respectively.

Software Development Costs

Costs for software developed for internal use are accounted for through the capitalization of those costs incurred in connection with developing or obtaining internal-use software. Capitalized costs for internal-use software are included in intangible assets in the consolidated balance sheet. Capitalized software development costs are amortized over three years.

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. Capitalized software is amortized over the software’s estimated economic life of 3 years. For the three and six months ended September 30, 2017, and 2016, the Company had no development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software.

For the three and six months ended September 30, 2017, amortization expense for capitalized software development was $5,072 and $10,088, respectively. For the three and six months ended September 30, 2016, amortization expense for capitalized software development was $5,072 and $10,088, respectively.

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

Other Assets

The Company accounts for amounts paid to acquire exclusivity rights as other assets. Other assets are amortized over the term of exclusivity. In June 2017, the Company purchased for $200,000 exclusivity rights from HelpComm (see Note 8) for a one-year term, and accordingly for the three and six months ended September 30, 2017, amortization expense was $50,000 and $63,333, respectively.

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

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP. All research and development costs have been expensed as incurred, totaling $900 and $3,150 for the three and six months ended September 30, 2017, respectively, and $2,250 and $21,494 for the three and six months ended September 30, 2016, respectively.

Advertising and Promotion

The Company expenses advertising costs as incurred. Advertising expenses for the three and six months ended September 30, 2017, was $3,200 and $6,800, respectively, and for the three and six months ended September 30, 2016, was $9,624 and $25,724, respectively.

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $36,689,373 and has a working capital deficit of $14,012,729 as of September 30, 2017, which raises substantial doubt about its ability to continue as a going concern.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2017, and March 31, 2017, for each fair value hierarchy level:

September 30, 2017	Derivative Liability	Total
Level I	$-	$-
Level II	$-	$-
Level III	$12,428,028	$12,428,028

March 31, 2017
Level I	$-	$-
Level II	$-	$-
Level III	$1,654,015	$1,654,015

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

Net Earnings (Loss) per Share

Basic and diluted net loss per share information is presented under the requirements of ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive. As of September 30, 2017, there were warrants and options to purchase 3,365 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 2,079,239,353 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2017, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as filed on September 27, 2017, that are of significance or potential significance to us.

NOTE 3 - Related Party Activity

Notes payable

The Company issued multiple unsecured notes payable from June 27, 2015, to September 30, 2017, to the Company’s CEO, for amounts advanced to the Company, or paid by the CEO, on behalf of the Company. For the six months ended September 30, 2017, the CEO advanced to the Company or made payments on behalf of the Company of $6,301, and the Company repaid the CEO $38,151. The notes carry interest at 10% per annum and are due on demand. As of September 30, 2017, and March 31, 2017, the principal balance of the notes was $105,000 and $136,850, respectively, (included in notes payable related party in the balance sheets presented herein), and included in accrued interest related party is the accrued and unpaid interest as of September 30, 2017, and March 31, 2017, of $30,243 and $23,153, respectively. For the three and six months ended September 30, 2017, the Company recorded interest expense related party of $2,600 and $5,515, respectively, and for the three and six months ended September 30, 2016, interest expense related party was $3,704 and $5,279, respectively.

Management Fees

For the three and six months ended September 30, 2017, and 2016, the Company recorded expenses to its officers in the following amounts:

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
CEO	$42,000	$14,000	$84,000	$56,000
CFO	15,000	15,000	30,000	42,500
Total	$57,000	$29,000	$114,000	$98,500

As of September 30, 2017, included in accounts payable - related party is $304,250 and $2,500, for amounts owed the Company’s CEO and CFO, respectively.

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

On June 15, 2015, Company entered into a Settlement Agreement and Partial Waiver and Release (the “Settlement Agreement”) with Global. Global owned 2,377,500 shares of the Company’s Series A Convertible Preferred Stock, and is the holder of outstanding promissory notes in the original principal amount of $558,500, with accrued interest thereon due to Global of approximately $267,960 (the “Global Notes”) immediately prior to the Settlement Agreement. Pursuant to the Settlement Agreement, Global agreed to (1) waive interest due of $267,960 under the Global Notes and $158,500 of principal, such that only $400,000 of principal and interest would be considered outstanding as of the settlement agreement date, and (2) immediately return all of the Preferred Stock to the Company for cancellation, in consideration for the Company issuing 856 shares of common stock to Global. As of June 15, 2015, the note is payable on demand as part of the Settlement Agreement. As of September 30, 2017, and March 31, 2017, the note balance was $400,000. Accrued interest as of September 30, 2017, and March 31, 2017, was $40,110.

The Company issued five notes from December 18, 2012 to May 30, 2013 totaling $199,960 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from December 18, 2014 through May 30, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no change in original terms of the agreements. The notes payable were again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement. As of September 30, 2017, and March 31, 2017, the note balance was $199,960 and the notes are currently in default. Accrued interest as of September 30, 2017, and March 31, 2017, was $92,792 and $82,784, respectively.

The Company issued six notes from July 12, 2013 to June 16, 2014, totaling $230,828 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from July 12, 2014 through June 16, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no other changes in original terms of the agreements. The notes payable were again extended on August 6, 2015, through January 1, 2016, with no other changes in original terms of the agreements. As of September 30, 2017, and March 31, 2017, the note balance was $230,828 and the notes are currently in default. Accrued interest as of September 30, 2017, and March 31, 2017, was $86,306 and $74,765, respectively.

On June 2, 2015, as part of the Asset Purchase Agreement with DCI, the Company assumed limited liabilities associated with Viking (loan payment for Chevrolet truck in the amount of $668 per month with a principal balance of $36,202, and a loan payment to Joshua Claybaugh of $5,000 per month for 11 months for a total of $55,000). The Chevrolet truck loan was paid off as of March 31, 2016. On July 12, 2017, the Company entered into a Settlement Agreement and Mutual Release with Claybough. The Company paid $9,000 and executed a mutual release between the parties, in full settlement of the note payable of $20,000.

The Company entered into a Senior Secured Credit Facility Agreement (the “Credit Agreement”) dated June 30, 2015 with TCA Global Credit Master Fund, LP (“TCA”) that was executed on June 30, 2015 and made effective as of November 25, 2015, which was to allow the Company to borrow up to $3,000,000. The Credit Agreement bears interest at 18%, compounded annually, and matured on January 25, 2017. The loan is secured against all existing and after-acquired tangible and intangible assets of the Company. On November 25, 2015, the Company received $310,600, net of loan costs and fees of $39,400. In connection with the Credit Agreement, the Company issued 1,412 shares of common stock upon execution valued by TCA at $75,000 as an advisory fee payment. The Company recorded the advisory fee and loan cost and fees of $114,400 as a discount to the TCA note and has amortized the costs over the maturity of the note. On September 6, 2016, TCA commenced an action against the Company and the Company’s CEO, Dr. Cellucci, as “validity guarantor,” filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, for amounts owed to TCA by the Company under their revolving credit agreement with the Company. On April 21, 2017, the Company, Dr. Cellucci and TCA executed a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay $2,500 by April 30, 2017, $2,500 by May 31, 2017 and $405,357 on or before June 16, 2017. The Company fully complied with its obligations under the settlement agreement, paying TCA all amounts owed thereunder within the times required. As of September 30, 2017, the note has been paid in full, and the case has now been dismissed. As of March 31, 2017, the TCA loan had a principal balance of $319,662 and accrued interest was $58,169. Interest expense for the six months ended September 30, 2017, and 2016, was $27,526 and $29,424, respectively.

NOTE 5 - Convertible Notes Payable

The Company accounted for the following Notes under ASC Topic 815-15 “Embedded Derivative.” The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective terms of the related notes. See Note 6.

On December 19, 2014, the Company issued a convertible note payable, with a face value of $156,000 and stated interest of 8% to a third-party investor. The note was convertible into a variable number of the Company’s common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. During the six months ended September 30, 2017, the investor added $360 of fees to the principal balance of the note. For the six months ended September 30, 2017, the investor converted a total of $1,485 of the face value and $546 of accrued interest into 36,926,585 shares of common stock. As of September 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $1,125, respectively.

On December 19, 2014, the Company issued a convertible back-end note, with a face value of $156,000 and stated interest of 8% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company’s common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. The note was funded on June 18, 2015, when the Company received proceeds of $143,333, net of $12,663 of OID and costs. During the six months ended September 30, 2017, the Company and the investor agreed to add $42,144 to the principal balance of the note for penalties under the note. The embedded conversion feature included in the penalty added to the note, resulted in an initial debt discount of $42,144, an initial derivative expense of $43,213 and an initial derivative liability of $85,357. For the six months ended September 30, 2017, amortization of the debt discount of $42,144 was charged to interest expense. For the six months ended September30, 2017, the investor converted a total of $173,844 of the face value and $68,347 of accrued interest into 867,842,062 shares of common stock. As of September 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $131,700, respectively.

On December 19, 2014, the Company issued a convertible note payable, with a face value of $156,000 and stated interest of 8% to a third-party investor. The outstanding balance of this note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. For the six months ended September 30, 2017, the investor converted a total of $45,957 of the face value and $17,469 of accrued interest into 1,153,206,726 shares of common stock. As of September 30, 2017, and March 31, 2017, and the outstanding principal amount of the note was $-0- and $45,957, respectively.

On December 19, 2014, the Company issued a convertible back-end note, with a face value of $156,000 and stated interest of 8% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company’s common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. The note was funded on June 18, 2015, when the Company received proceeds of $143,333, net of $12,663 of OID and costs. On May 10, 2017, the investor sent the Company a conversion notice to convert $6,521 of the face value into 118,559,273 shares of common stock. The shares were not available at the time, and the Company recorded the value of the shares to be issued, as common stock to be issued on the September 30, 2017, balance sheet (the shares were certificated on October 2, 2017). As of September 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $149,479 and $156,000, respectively.

On January 11, 2015, the Company entered in to a securities purchase agreement providing for the purchase of two convertible promissory notes in the principal amount of $52,000 each. One of the notes was funded on January 13, 2015, with the Company receiving $47,500 of net proceeds after payment of legal and origination expenses. The note bears interest at the rate of 8% per annum, was due and payable on January 9, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to 67% of the lowest closing bid price on the OTCQB during the 15 prior trading days. The second note, which was funded on August 7, 2015, has the same interest and conversion terms as the first note. For the six months ended September 30, 2017, the investor converted a total of $19,906 of the face value and $6,448 of accrued interest into 23,138,244 shares of common stock. As of September 30, 2017, and March 31, 2017, the outstanding principal amount of the second note was $-0- and $19,906, respectively.

On January 19, 2015, the Company issued a convertible promissory note in the face amount of $100,000, which bears interest at the rate of 12% per annum, is due and payable on July 16, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to the lesser of (a) 55% of the lowest trading price during the 20 days preceding the execution of the note, or (b) 55% of the of the lowest traded price during the 20 trading days preceding conversion. The note was funded on January 28, 2015, with the Company receiving $93,000 of net proceeds after payment of legal and origination expenses. On September 1, 2017, the investor sold $14,712 of the principal (see below). During the six months ended September 30, 2017, the investor converted a total of $19,708 of the face value into 358,332,489 shares of common stock. As of September 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $34,420, respectively.

On January 21, 2015, the Company issued a convertible promissory note in the face amount of $400,000, of which the Company is to assume $40,000 in original interest discount (“OID”), which together with any unpaid accrued interest is due two years after any funding of the note. The note is to be funded at the note holder’s discretion, and the initial tranche was funded on January 21, 2015, when the Company received cash in the amount of $50,000, and received an additional $25,000 on April 28, 2015. The note is pre-payable for 90 days without interest, and incurs a one-time interest charge of 12% thereafter. The note balance funded (plus a pro rata portion of the OID together with any unpaid accrued interest) is convertible into shares of Company common stock at a conversion price equal to the lesser of $0.08 or 60% of the lowest traded price during the 25 prior trading days. For the six months ended September 30, 2017, the investor converted a total of $15,480 of the face value and $3,332 of accrued interest into 313,530,500 shares of common stock. As of September 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $15,480, respectively.

On August 17, 2015, the Company issued a convertible promissory note in the face amount of $325,000, which bears interest at the rate of 10% per annum, was due and payable on August 17, 2016, and may be converted at any time after funding into shares of Company common stock at a conversion price equals the lesser of $.02 or 70% of the closing trading prices immediately preceding the conversion date. In conjunction with the convertible note issued by the Company, the Company issued 2,064 warrants valued at $412,698. The warrants have an exercise price of $270, subject to adjustment, and expire on August 17, 2020. During the year ended March 31, 2017, the Company and the noteholder agreed to add $30,000 to the principal balance of the note in exchange for the noteholder’s waiver of Liquidated Damages as defined in the note. During the six months ended September 30, 2017, the investor converted $284,093 of the face value and $29,707 of accrued interest into 1,190,000,000 shares of common stock. On June 13, 2017, the investor sold $70,907 of the principal (see below). As of September 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $355,000, respectively.

On October 12, 2015, the Company issued a replacement convertible promissory note in the face amount of $110,351, to Carebourn that replaced the convertible promissory note issued on April 10, 2015, with a face value of $105,000, and accrued interest of $5,351. On October 12, 2015, Carebourn and the Company assigned $15,000 of the replacement note to More Capital, LLC. (“More Capital Assigned Note”). On January 19, 2016, Carebourn assigned $10,000 of the replacement note to Carebourn Partners, LLC (“Carebourn Partners Assigned Note”). As of September 30, 2017, and March 31, 2017, the principal amount of the replacement note issued to Carebourn was $-0-.

The outstanding balance of the More Capital Assigned Note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. During the six months ended September 30, 2017, More Capital converted $2,050 of the face value into 34,132,000 shares of common stock. As of September 30, 2017, and March 31, 2017, the outstanding principal amount of the More Capital Assigned Note was $-0- and $2,050, respectively.

The outstanding balance of the Carebourn Partners Assigned Note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. During the six months ended September 30, 2017, Carebourn Partners converted $10,000 of the face value into 61,111,111 shares of common stock. As of September 30, 2017, and March 31, 2017, the outstanding principal amount of the Carebourn Partners Assigned Note was $-0- and $10,000, respectively.

On October 26, 2015, the Company issued a convertible note, with a face value of $110,000 and stated interest of 10% to a third-party investor, of which the company was to assume an OID of $10,000. The note was convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the lowest average of the three lowest closing bid prices for 20 days prior to conversion. The investor sold $25,000 of the note on April 27, 2016, and the Company issued a replacement note to the buyer, as described below. On June 7, 2016, the Company and the third-party investor agreed to extend the maturity of the note from July 26, 2016, to October 26, 2016, and to require daily payments of $250 per day via ACH. During the six months ended September 30, 2017, the investor converted $78,997 of the face value and $13,950 of accrued interest into 624,136,735 shares of common stock. As of September 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $78,997, respectively.

On October 27, 2015, the Company issued a convertible note, with a face value of $110,000 and stated interest of 8% to a third-party investor, of which the company was to assume an OID of $10,000. The outstanding balance of this note was convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the lowest average of the three lowest closing bid prices for 20 days prior to conversion. During the six months ended September 30, 2017, the investor converted $10,000 of the face value and $800 of accrued interest into 10,000,000 shares of common stock. On August 10, 2017, the Company entered into a Note Settlement Agreement, agreeing to pay $245,000 in full settlement of this note and the note issued to the same investor on February 4, 2016 (see below). The Company fully complied with its obligations under the settlement agreement, including, paying the amount owed thereunder within the time required. The Company and the lender each released the other party from all claims. As of September 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $110,000, respectively.

On November 18, 2015, the Company issued a replacement convertible promissory note in the face amount of $47,808, that replaced the collateralized secured convertible promissory issued on February 3, 2015, that had a remaining face value of $43,479 and accrued interest of $4,326. The replacement note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. During the six months ended September 30, 2017, the investor converted a total of $42,363 of the face value and $10,997 of accrued interest into 133,400,350 shares of common stock. As of September 30, 2017, and March 31, 2017, the outstanding principal amount of the replacement note was $-0- and $42,363, respectively.

On November 27, 2015, the Company issued a convertible note for legal services previously provided with a face value of $27,000 and stated interest of 10% to a third-party investor. The note was convertible into a variable number of the Company’s common stock, based on a conversion ratio of 70% of the average of the three lowest closing bid prices for 10 days prior to conversion. The investor sold the note on May 3, 2017, and the Company issued a replacement note to the buyer, as described below. As of September 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $27,000, respectively.

On January 5, 2016, the Company issued a convertible note for legal services previously provided with a face value of $20,000 and stated interest of 10% to a third-party investor. The note was convertible into a variable number of the Company’s common stock, based on a conversion ratio of 70% of the average of the three lowest closing bid prices for 10 days prior to conversion. The investor sold the note on May 3, 2017, and the Company issued a replacement note to the buyer, as described below. As of September 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $20,000, respectively.

On February 4, 2016, the Company issued a convertible note, with a face value of $82,500 and stated interest of 8% to a third-party investor, of which the company was to assume an OID of $7,500, and stated interest of 8% to a third-party investor. The outstanding balance of this note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. On August 10, 2017, the Company entered into a Note Settlement Agreement, agreeing to pay $245,000 in full settlement of this note and the note issued to the same investor on October 27, 2015 (see above). The Company fully complied with its obligations under the settlement agreement, including, paying the amount owed thereunder within the time required. The Company and the lender each released the other party from all claims, and the lender released the pledge of the Series C Preferred Shares that were previously pledged as collateral for this note by the Company’s CEO. As of September 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $82,500, respectively.

On February 8, 2016, the Company issued a convertible note, with a face value of $80,000 and stated interest of 10% to a third-party investor, of which the company was to assume an original issue discount of $5,000. The outstanding balance of this note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion and matured on November 8, 2016. During the six months ended September 30, 2017, the investor converted a total of $75,000 of the face value and $12,413 of accrued interest into 89,197,367 shares of common stock. As of September 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $5,000 and $80,000, respectively.

On March 24, 2016, the Company issued a convertible note, with a face value of $19,000 and stated interest of 10% to a third-party investor, of which the company received $16,000 in proceeds. The outstanding balance of this note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion and matured on December 24, 2016. During the six months ended September 30, 2017, the investor converted a total of $14,000 of the face value and $1,586 of accrued interest into 15,903,887 shares of common stock. As of September 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $5,000 and $19,000, respectively.

On March 24, 2016, the Company issued a convertible note, with a face value of $18,000 and stated interest of 10% to a third-party investor, of which the company received $15,000 in proceeds. The note was convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion and a maturity date of December 24, 2016. During the six months ended September 30, 2017, the investor converted $18,000 of the face value and $2,114 of accrued interest into 192,825,852 shares of common stock. As of September 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $18,000, respectively.

On April 11, 2016, the Company issued a convertible note, with a face value of $18,889 and stated interest of 10% to a third-party investor. The note was convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The Company received proceeds of $13,000 on April 28, 2016, of $13,000, after disbursements for the lender’s transaction costs, fees, and expenses. The investor sold the note on June 13, 2017, and the Company issued a replacement note to the buyer, as described below. As of September 30, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $18,889, respectively.

On April 11, 2016, the Company issued a replacement convertible promissory note (the “first replacement note”) in the face amount of $26,123, to a third-party investor that replaces part of the convertible promissory note issued on October 26, 2015, with a face value of $25,000, and accrued interest of $1,123. The note was convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also carried an interest rate of 10% per annum. The investor sold a $6,647 portion of the note on June 13, 2017, and the Company issued a replacement note (the “second replacement note”) to the buyer, as described below. As of September 30, 2017, and March 31, 2017, the outstanding principal amount of the first replacement note was $-0- and $6,647, respectively.

On June 3, 2016, the Company issued a convertible note, with a face value of $42,350 and stated interest of 12% to a third-party investor. The note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The Company received proceeds on June 3, 2016, of $35,000, after disbursements for the lender’s transaction costs, fees, and expenses. The note also requires 177 daily payments of $239 per day via ACH. During the six months ended September 30, 2017, the Company paid $362. During the six months ended September 30, 2017, the investor converted $31,368 of the face value and $2,814 of accrued interest into 34,879,724 shares of common stock. The balance of the note as of September 30, 2017, and March 31, 2017, was $4,399 and $36,129, respectively.

On May 1, 2017, the Company issued to a third-party investor, three convertible notes, two of which were for $50,000 each and one for $17,500, and three back-end convertible notes, two of which were for $50,000 each and one for $25,000. All of the notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, into a variable number of the Company’s common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six- month anniversary of the note the conversion price shall have ceiling of $0.0005. The three convertible notes were funded on May 1, 2017, when the Company received proceeds of $111,625, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the three notes resulted in an initial debt discount of $117,500, an initial derivative expense of $319,692 and an initial derivative liability of $437,192. For the three and six months ended September 30, 2017, amortization of the debt discount of $30,028 and $49,611, respectively, was charged to interest expense. As of September 30, 2017, the outstanding principal balance of the three convertible notes was $117,500. On August 8, 2017, the investor funded the $25,000 back-end note when the Company received $23,750 after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the $25,000 back-end note resulted in an initial debt discount of $25,000, an initial derivative expense of $258,904 and an initial derivative liability of $283,904. For the three and six months ended September 30, 2017, amortization of the debt discount of $10,556 was charged to interest expense. As of September 30, 2017, the outstanding principal balance of the funded back-end convertible note was $25,000.

On May 1, 2017, the Company issued to a third-party investor, three convertible notes, two of which were for $50,000 each and one for $17,500, and three back-end convertible notes, two of which were for $50,000 each and one for $25,000. All of the notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, into a variable number of the Company’s common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six- month anniversary of the note the conversion price shall have ceiling of $0.0005. The three convertible notes were funded on April 28, 2017, and May 3, 2017, when the Company received proceeds of $85,000 and $26,625, respectively, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the three notes resulted in an initial debt discount of $117,500, an initial derivative expense of $319,692 and an initial derivative liability of $437,192. For the three and six months ended September 30, 2017, amortization of the debt discount of $30,028 and $49,611, respectively, was charged to interest expense. As of September 30, 2017, the outstanding principal balance of the three convertible notes was $117,500. On August 8, 2017, the investor funded the $25,000 back-end note when the Company received $23,750 after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the $25,000 back-end note resulted in an initial debt discount of $25,000, an initial derivative expense of $258,904 and an initial derivative liability of $283,904. For the three and six months ended September 30, 2017, amortization of the debt discount of $10,556 was charged to interest expense. As of September 30, 2017, the outstanding principal balance of the funded back-end convertible note was $25,000.

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

On May 3, 2017, the Company issued a convertible promissory note, with a face value of $124,775 and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety days following the funding of the note into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on May 4, 2017, when the Company received proceeds of $100,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $108,500, an initial derivative expense of $104,007 and an initial derivative liability of $212,507. For the three and six months ended September 30, 2017, amortization of the debt discount of $27,727 and $45,208, respectively, was charged to interest expense. The note also requires 240 daily payments of $520 per day via ACH. For the six months ended September 30, 2017, the Company paid $29,120. During the six months ended September 30, 2017, the investor converted a total of $43,699 of the face value into 33,614,841 shares of common stock. As of September 30, 2017, the outstanding principal balance of the note was $51,956.

On May 3, 2017, the Company issued three replacement notes to a third-party investor. The replacement notes were in the amounts of $22,000, $29,700 and $25,300, respectively, and replaced notes issued in the amounts of $20,000, $27,000 and $23,000, respectively. The three replacement notes have a stated interest of 8% and each note is convertible at any time into a variable number of the Company’s common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six- month anniversary of the notes the conversion price shall have ceiling of $0.0005. The embedded conversion feature included in the three replacement notes resulted in an initial debt discount of $77,000, an initial derivative expense of $158,790 and an initial derivative liability of $235,790. For the three and six months ended September 30, 2017, amortization of the debt discount of $19,769 and $32,084, respectively, was charged to interest expense. As of September 30, 2017, the principal balance of the three replacement notes in the aggregate is $77,000.

On June 8, 2017, the Company issued to a third-party investor a convertible promissory note for $140,750 and a back-end convertible note for $140,750. The notes have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company’s common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six-month anniversary of the note the conversion price shall have ceiling of $0.0005. The note was funded on June 15, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $140,750, an initial derivative expense of $454,574 and an initial derivative liability of $595,324. For the three and six months ended September 30, 2017, amortization of the debt discount of $38,706 and $44,571, respectively, was charged to interest expense. As of September 30, 2017, the principal balance of the note is $140,750. On August 8, 2017, the investor funded the $140,750 back-end note when the Company received $135,000 after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the back-end note resulted in an initial debt discount of $140,750, an initial derivative expense of $1,454,021 and an initial derivative liability of $1,594,771. For the three and six months ended September 30, 2017, amortization of the debt discount of $44,571 was charged to interest expense. As of September 30, 2017, the outstanding principal balance of the back-end convertible note was $140,750.

On June 8, 2017, the Company issued to a third-party investor a convertible promissory note for $140,750 and a back-end convertible note for $140,750. The notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, convertible into a variable number of the Company’s common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six-month anniversary of the note the conversion price shall have ceiling of $0.0005. The note was funded on June 15, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $140,750, an initial derivative expense of $454,574 and an initial derivative liability of $595,324. For the three and six months ended September 30, 2017, amortization of the debt discount of $38,706 and $44,571, respectively, was charged to interest expense. As of September 30, 2017, the principal balance of the note is $140,750. On August 8, 2017, the investor funded the $140,750 back-end note when the Company received $135,000 after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the back-end note resulted in an initial debt discount of $140,750, an initial derivative expense of $1,454,021 and an initial derivative liability of $1,594,771. For the three and six months ended September 30, 2017, amortization of the debt discount of $44,571 was charged to interest expense. As of September 30, 2017, the outstanding principal balance of the back-end convertible note was $140,750.

On June 9, 2017, the Company issued a convertible promissory note, with a face value of $165,025 and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety days following the funding of the note into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on May 12, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $143,500, an initial derivative expense of $134,496 and an initial derivative liability of $277,996. For the three and six months ended September 30, 2017, amortization of the debt discount of $36,672 and $45,043, respectively, was charged to interest expense. The note also requires 240 daily payments of $680 per day via ACH. For the six months ended September 30, 2017, the Company paid $1,760. As of September 30, 2017, the outstanding principal balance of the note was $143,265.

On June 13, 2017, an investor purchased a $6,879 portion of a collateralized secured convertible replacement promissory issued on April 11, 2016, that had a remaining face value of $6,646 and accrued interest of $233. The purchased note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. During the six months ended September 30, 2017, the investor converted a total of $6,879 of the face value into 8,388,719 shares of common stock. As of September 30, 2017, the outstanding principal amount of the purchased note was $-0-.

On June 13, 2017, an investor purchased a $21,056 portion of a collateralized secured convertible promissory issued on April 11, 2016, that had a remaining face value of $18,889 and accrued interest of $2,167. The purchased note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. As of September 30, 2017, the outstanding principal amount of the purchased note was $21,056.

On June 13, 2017, an investor purchased a $70,907 portion of a convertible promissory note issued on August 17, 2015. During the six months ended September 30, 2017, the investor converted a total of $70,096 of the face value into 129,152,419 shares of common stock. As of September 30, 2017, the outstanding principal amount of the purchased note was $811.

On June 23, 2017, the Company issued a convertible promissory note, with a face value of $262,775 and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety days following the funding of the note into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on June 23, 2017, when the Company received proceeds of $220,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $228,500, an initial derivative expense of $187,733 and an initial derivative liability of $416,233. For the three and six months ended September 30, 2017, amortization of the debt discount of $58,395 and $62,838, respectively, was charged to interest expense. The note also requires 180 daily payments of $1,460 per day via ACH. For the six months ended September 30, 2017, the Company paid $35,040. As of September 30, 2017, the outstanding principal balance of the note was $227,735.

On August 1, 2017, the Company issued a convertible promissory note, with a face value of $181,700, maturing on February 1, 2018, (the “Maturity Date”) and stated interest of 10% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices quoted for the 20 days prior to conversion. The note was funded on August 3, 2017, when the Company received proceeds of $150,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $158,000, an initial derivative expense of $104,654 and an initial derivative liability of $262.654. For the three and six months ended September 30, 2017, amortization of the debt discount of $26,333 was charged to interest expense. The note also requires daily ACH payments beginning on September 5, 2017, in the amount equal to the remaining balance on September 5, 2017, divided by the remaining days to the Maturity Date. During the six months ended September 30, 2017, the investor converted $130,351 of the note in exchange for 141,330,143 restricted shares of common stock. As of September 30, 2017, the note balance is $51,349.

On August 7, 2017, the Company issued a convertible promissory note, with a face value of $223,422 and stated interest of 10% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices for the 20 days prior to conversion. The note was funded on August 9, 2017, when the Company received proceeds of $186,280, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $194,280, an initial derivative expense of $112,250 and an initial derivative liability of $306,530. For the three and six months ended September 30, 2017, amortization of the debt discount of $28,063 was charged to interest expense. The note also requires 240 daily payments of $931 per day via ACH. As of September 30, 2017, the note balance is $223,422.

On September 1, 2017, an investor purchased a $34,889 portion of a collateralized secured convertible promissory issued on January 19, 2015, that had a remaining face value of $14,712 and accrued interest of $20,177. The purchased note is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. During the six months ended September 30, 2017, the investor converted $34,889 of the note in exchange for 26,431,060 shares of common stock As of September 30, 2017, the outstanding principal amount of the purchased note was $-0-. On October 12, 2017, the Company issued convertible promissory note with a face value of $40,111 to the investor who purchased this note (see Note 9).

A summary of the convertible notes payable balance as of September 30, 2017, and March 31, 2017 is as follows:

	September 30, 2017	March 31, 2017
Principal balance	$1,808,473	$1,311,163
Unamortized discount	(1,387,588)	(39,436)
Ending balance, net	$420,885	$1,271,727

The following is a roll-forward of the Company’s convertible notes and related discounts for the six months ended September 30, 2017:

	Principal Balance	Debt Discounts	Total
Balance at March 31, 2017	$1,311,163	$(39,436)	$1,271,727
New issuances	1,858,273	(1,977,162)	(118,889)
Liquidated damages added to note	42,504	(42,144)	360
Conversions	(1,134,685)	-	(1,134,685)
Cash payments	(268,782)	-	(268,782)
Amortization	-	671,154	671,154
Balance at September 30, 2017	$1,808,473	$(1,387,588)	$420,885

NOTE 6 - Derivative liabilities

The Company determined that the conversion features of the convertible notes represented embedded derivatives since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature is bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments is recorded as liabilities on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note, with any excess of the fair value of the derivative component over the face amount of the note recorded as an expense on the issue date. Such discounts are amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the derivative liabilities are recorded in other income or expenses in the condensed consolidated statements of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. See Note 5.

The Company valued the derivative liabilities at September 30, 2017, and March 31, 2017, at $12,428,028 and $1,645,015, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions as of September 30, 2017, a risk-free interest rates from 1.06% to 1.28% and volatility of 140% to 260%.

A summary of the activity related to derivative liabilities for the six months ended on September 30, 2017, is as follows:

September 30, 2017
Beginning Balance	$1,654,015
Initial Derivative Liability	7,609,087
Reclassification for note conversions	(7,399,158)
Fair Value Change	10,564,084
Ending Balance	$12,428,028

Derivative liability expense of $16,357,532 for the six months ended September 30, 2017, consisted of the initial derivative expense of $5,793,448 and the above fair value change of $10,564,084.

NOTE 7 - Stockholders’ Deficit

Preferred Stock

10,000,000 shares of preferred stock, $0.0001 par value have been authorized.

Series A Convertible Preferred Stock.

5,000,000 shares of preferred stock are designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”). Each share of Series A Convertible Preferred Stock is convertible at the election of the holder into 0.004 shares of common stock, subject to a 4.9% beneficial ownership limitation, but has no voting rights until converted into common stock. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the outstanding shares of Series A Convertible Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, whether from capital, surplus funds or earnings, and before any payment is made in respect of the shares of Common Stock, an amount equal to $2.50 per share of Series A Convertible Preferred Stock, subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like with respect to the Series A Convertible Preferred Stock, plus any and all accrued but unpaid dividends. The holders of Series A Convertible Preferred Stock are entitled to dividends when declared by the board of directors. As of September 30, 2017, and March 31, 2017, there are no shares of Series A Preferred Stock outstanding.

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

Also on July 20, 2015, the Company entered into a Settlement Agreement (the “Whonon Settlement Agreement”) with Whonon Trading S. A., lender and preferred shareholder of the Company (“Whonon”). Whonon owns 1,783,000 shares of the Company’s shares of Series A Convertible Preferred Stock. Pursuant to the Whonon Settlement Agreement, Whonon agreed to immediately return the 1,783,000 shares of Series A Preferred Stock to the Company for cancellation and the Company agreed to issue 678 shares of common stock to Whonon. As of June 30, 2017, Micro-Tech and Whonon have not yet tendered their preferred stock certificates for cancellation and the Company has not issued the shares of common stock. As of September 30, 2017, and March 31, 2017, the Company has included 997 shares as common stock to be issued.

Series B Preferred Stock

350,000 shares of preferred stock are designated as Series B Preferred Stock. Each share of Series B Preferred Stock is convertible at the election of the holder into .004 shares of common stock, subject to a 4.9% beneficial ownership limitation. Series B Preferred Stock has no voting rights until converted into common stock. The holders of the Series B Preferred Stock do not have any rights to dividends or any liquidation preferences. As of September 30, 2017, and March 31, 2017, there are 264,503 shares of Series B Preferred Stock outstanding.

On June 2, 2015, the Company entered into an Asset Purchase Agreement with Dependable Critical Infrastructure, Inc., f/k/a DTREDS Consolidated Inc., a Delaware corporation (“DCI”), and Viking Telecom Services, LLC, a Minnesota limited liability company (“Viking”). Pursuant to the Agreement, the parties agreed that the Company would purchase assets of DCI relating to Viking which DCI had acquired from Viking (general intangibles, including contract rights, office furniture totaling $7,392, IBM server, 2011 Chevrolet Silverado 2500 Diesel truck for $35,608, and accounts receivable after January 1, 2015 totaling $0), in consideration of the Company (1) assuming limited liabilities associated with Viking (loan payment for Chevrolet truck with a principal balance of $36,202, loan payment to Joshua Claybaugh of $5,000 per month for 11 months totaling $55,000), (2) issuing the owners of DCI a total of 2,489 shares of Company common stock valued at $740,000, and (3) paying DCI $200,000, which was paid on June 19, 2015, and an initial deposit of $59,204. Since the Company’s CEO owned approximately 30% of DCI, the Company recorded a loss on the acquisition of $1,044,817 for the year ended March 31, 2016. On July 9, 2015, the Company issued a total of 1,208 and reserved 224 shares of common stock and 264,503 shares of Series B Preferred Stock to the owners of DCI. The shares of Series B Preferred Stock are convertible into 1,048 shares of common stock (ignoring the 4.9% conversion limitation in the Series B designation of rights). The 224 shares reserved for issuance are included in common stock to be issued as of September 30, 2017, and March 31, 2017.

Series C Preferred Stock

1,000,000 shares of preferred stock are designated as Series C Preferred Stock. Each share of Series C Preferred stock is convertible at the election of the holder into 100 shares of common stock. On October 23, 2015, (the “Amendment Date”), the Company amended the terms and conditions of the Series C Preferred stock, whereby each share of Series C Preferred stock entitles the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company. The Company determined that on the Amendment Date, the amended voting rights of the preferred stock resulted in a change of control of the Company. The holders of the Series C Preferred stock do not have any rights to dividends or any liquidation preferences. During the year ended March 31, 2016, the Company’s CEO and another shareholder returned a total of 12,791 shares of common stock to the Company for cancellation in exchange for the issuance of 319,768 shares of Series C Preferred Stock. As of September 30, 2017, and March 31, 2017, there are 319,768 shares of Series C preferred stock outstanding, of which 223,768 shares are owned by our Chairman and CEO, Dr. Thomas Cellucci. As collateral security on certain obligations of the Company, Dr. Cellucci pledged 111,884 of his shares of Series C Preferred Stock to the holder of certain convertible promissory notes (see Notes 6).

Common stock

On May 31, 2016, the registrant filed Articles of Amendment to increase the number of shares of common stock the corporation is authorized to issue to 10,000,000,000.

On June 17, 2016, the Financial Industry Regulatory Authority (“FINRA”) announced the registrant’s 1: 2,500 reverse stock split of the registrant’s common stock. The reverse stock split took effect on June 20, 2016. Share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

During the six months ended September 30, 2017, the Company issued 5,477,480,814 shares of common stock for conversion of $1,128,164 of principal and $170,523 of accrued interest, for a total of $1,298,687 and there are 118,559,273 shares of common stock to be issued (issued October 2, 2017) for conversion of $6,521 of principal of converted notes payable.

As of September 30, 2017, there were 7,531,184,586 shares of common stock issued and outstanding and 118,560,494 shares of common stock to be issued (issued October 2, 2017).

Stock Options

On July 23, 2015 (the “Grant Date”), the Company granted non-qualified stock options to two of its directors as compensation for their services. The directors are entitled to purchase a total of thirty (30) shares each of restricted common stock for a price equal to $250.00 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12-month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the “Vesting Period”). As of September 30, 2017, none of the options have been exercised. The total fair value of these options at the date of grant was estimated to be $15,750 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk-free interest rate of 2.28%, a dividend yield of 0% and expected volatility of 230.55%. For the six months ended September 30, 2017, and 2016, the Company has included $-0- and $3,936, respectively, as stock based compensation expense based on the period when options vested.

On August 26, 2015 (the “Grant Date”), the Company granted non-qualified stock options to a member of its board of directors as compensation for his services. The director is entitled to purchase a total of thirty (30) shares of restricted common stock for a price equal to $250.00 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12-month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the “Vesting Period”). As of September 30, 2017, none of the options have been exercised. The total fair value of these options at the date of grant was estimated to be $5,775 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk-free interest rate of 2.18%, a dividend yield of 0% and expected volatility of 230.25%. For the six months ended September 30, 2017, and 2016, the Company has included $-0- and $1,444, respectively, as stock based compensation expense.

The following table summarizes activities related to stock options of the Company for the six months ended September 30, 2017:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Life (Years)
Outstanding at March 31, 2017	102	$1,102.94	-
Outstanding and exercisable at September 30, 2017	102	$1,102.94	7.44

The following table summarizes stock option information as of September 30, 2017:

Exercise Prices	Outstanding	Weighted Average Contractual Life	Exercisable
$7,500.00	12	4.38 Years	12
$250.00	90	7.85 Years	90
Total	102	7.44 Years	102

Warrants

On March 27, 2015, the Company granted a non-qualified cashless stock warrant to its officer as compensation for his services. The officer is entitled to purchase a total of one thousand two hundred (1,200) shares of restricted common stock for a price equal to $750.00 per share (Exercise Price), exercisable over a five-year period thereafter. The total fair value of these options at the date of grant was estimated to be $813,827 and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk-free interest rate of 1.42%, a dividend yield of 0% and expected volatility of 207.12%. As of September 30, 2017, the warrants to purchase 1,200 shares of common stock are outstanding and exercisable.

On August 17, 2015, the Company issued 2,063 warrants in conjunctions with a convertible note issued by the Company with an estimated value of $412,698. The warrants have an exercise price of $270.00, subject to adjustment, and expire on August 17, 2020. As of September 30, 2017, the warrants to purchase 2,063 shares of common stock are outstanding and exercisable.

For the six months ended September 30, 2017, the Company did not grant any warrants, and there were no exercises of any existing warrants. The following table summarizes the activity related to warrants of the Company for the six months ended September 30, 2017:

	Number of Warrants	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Life (Years)
Outstanding at March 31, 2017	3,263	$446.52	-
Outstanding and exercisable at September 30, 2017	3,263	$446.52	2.99

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

On June 6, 2017, the Company entered into an exclusive one-year Strategic Alliance Agreement with HelpComm, Inc. (“HelpComm”), a telecom construction services corporation located in Manassas, Virginia, pursuant to which (i) the Company will provide at least $200,000 in business expansion funding to HelpComm within ten (10) business days of execution of the agreement, and 40% of profits from services performed by HelpComm pursuant to receipt of the expansion funding from the Company will be allotted to the Company, (ii) the Company will provide HelpComm up to an additional $100,000 of expansion funding per fiscal quarter, (ii) HelpComm will provide job-related purchase orders to the Company for administration, accounting and fund distribution, (iii) the Company will provide project management and sales services to HelpComm, and (iv) the parties will support each other’s marketing and promotional efforts. The Company remitted the $200,000 to HelpComm on June 26, 2017, and has recorded $200,000 as other assets on the balance sheet included herein. The Company is amortizing the exclusive rights over the one-year term of the agreement. On September 20, 2017, the Company entered into a Letter of Intent to potentially acquire HelpComm.

On August 1, 2017, Dr. Cellucci, as collateral security, pledged 111,884 shares of his Series C Preferred Stock to the convertible promissory notes issued to Carebourn on the following dates and amounts; February 8, 2016 $80,000, March 24, 2016, $19,000, June 3, 2016, $42,350, May 3, 2017, $124,775, June 9, 2017, $165,025 and June 23, 2017, $262,775. This pledge replaces the pledge dated March 23, 2016.

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

On August 10, 2017, the Company entered into a Strategic Alliance Agreement, dated August 10, 2017, with CrucialTrak Inc. (“CrucialTrak”), a Texas corporation engaged in providing identification technology that delivers improved security with effective use of servers and workstations for the purpose of identifying those entering a building, office or other secured space. The Strategic Alliance Agreement designates the Company as the project-based business partnership channel for government departments, agencies and units for the purpose of promoting CrucialTrak’s relevant products and service solutions delivered through CrucialTrak’s designated distribution affiliate(s) or channel(s).

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

NOTE 9 - Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

From October 1, 2017, through October 27, 2017, the Company has issued 5,555,553 shares of common stock in satisfaction of $15,000 of principal pursuant to conversion notices received by the Company from convertible debt holders.

On October 10, 2017, the Company entered into a Letter of Intent (the “LOI”) with CrucialTrak to form a joint venture entity, subject to the execution of definitive agreement(s) formalizing the joint venture, and pursuant to which the parties will use their reasonable best efforts to negotiate in good faith the definitive agreement(s), which among other standard terms and conditions, shall contain the following provisions: (1) the joint venture will be owned 65% by CrucialTrak and 35% by the Company, (2) the Company will provide the joint venture a line of credit for up to $5,000,000, repayable with annual interest not exceeding 8%, for the period of 18 months beginning November 1, 2017, and on terms mutually agreeable to the joint venture and the Company, and (3) the joint venture will have a first right of refusal on access to all formally reported projects and the right to distribute CrucialTrak’s products in the government, military and critical infrastructure/key resources market segments.

On October 11, 2017, the Company entered into a Purchase Order with DarkPulse (see note 8), for services to be provided by the Company and DarkPulse pursuant to the parties’ Strategic Alliance Agreement, and pursuant to which the Company will receive a 20% commission for DarkPulse’s project to monitor the structural health of a third party’s critical infrastructure and key resources. There is no guarantee that DarkPulse’s efforts will be successful, or that the Company will earn any revenue as a result of the Purchase Order.

On October 12, 2017 (the “Issue Date”), the Company issued a convertible promissory note, with a face value of $40,111 and stated interest of 12% to a third-party investor. The note is convertible at any time following ninety (90) days after the Issue Date of the note into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices for the 20 days prior to conversion (see Note 6).

On October 19, 2017, the Company entered into an Addendum (the “Addendum”) to the Strategic Alliance Agreement with DarkPulse, pursuant to which Addendum Bravatek shall receive 20% of project revenue for DarkPulse’s “Five Deployments Eurasian Mining Project,” and 10% of project revenue for two additional DarkPulse agency agreements more specifically described in the Addendum.

On October 25, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Johnny Bolton (the “Seller”), the owner of HelpComm (See Note 8), to purchase HelpComm from the Seller for a total purchase price of $2,425,000, consisting of $25,000 of cash and 100,000 shares of Series D Convertible Preferred Stock, with such series of convertible stock to be designated prior to closing of the acquisition. Each share of Series D Convertible Preferred Stock will be convertible into a number of shares of Company common stock equal to $24.00 divided by the volume-weighted average price of the common stock as reported on OTCMarkets.com on the trading day immediately preceding conversion. The closing of the acquisition is contingent on multiple conditions being satisfied prior to closing, including (i) the designation of the Series D Convertible Preferred Stock, (ii) the representations and warranties of each of the parties in the Stock Purchase Agreement being true and complete as of the closing date, (iii) new employment agreements with employees of HelpComm being executed on terms agreeable to the parties at or prior to closing, (iv) the parties agreeing as to the payment of liabilities of the Seller associated with HelpComm prior to closing, (v) the Seller completing his analysis of certain taxation issues prior to closing, (vi) the Company completing its review of HelpComm’s books and records and concluding its assessment of HelpComm’s auditability, and (vii) other customary closing conditions.

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

On June 2, 2015, the Company acquired certain of the assets of Viking Telecom Services, LLC, a Minnesota limited liability company (“Viking”) from Dependable Critical Infrastructure, Inc., f/k/a DTREDS Consolidated Inc., a Delaware corporation (“DCI”). The Company now provides telecom services under a new Viking Telecom brand. Services provided by Viking Telecom include cellular tower mapping and audits, ground audits, civil equipment installation, cellular site decommissioning, 3G/4G installations, project/construction management, battery installation and maintenance, shelter and compound preventative maintenance, site cleanup, and other related services.

On June 6, 2017, the Company entered into a Strategic Alliance Agreement with HelpComm, Inc. (“HelpComm”), a telecom construction services corporation located in Manassas, Virginia, pursuant to which the Company provided $200,000 in business expansion funding, and 40% of profits from services performed by HelpComm pursuant to receipt of the expansion funding from the Company would be allotted to the Company. The Company remitted the $200,000 to HelpComm on June 26, 2017, and expects revenue from HelpComm from orders already received by HelpComm. On September 20, 2017, the Company entered into a non-binding Letter of Intent to potentially acquire HelpComm. On October 25, 2017, the Company entered into a Stock Purchase Agreement to acquire HelpComm, with the closing of the acquisition contingent on multiple preclosing conditions.

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

On June 17, 2016, the Financial Industry Regulatory Authority (“FINRA”) announced the registrant’s 1: 2,500 reverse stock split of the registrant’s common stock. The reverse stock split took effect on June 20, 2016. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

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

Results of Operation for Bravatek Solutions, Inc. for the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

Revenue

For the three months ended September 30, 2017, the Company had revenues of $75,498 compared to $107,371 for the three months ended September 30, 2016. The 2017 revenues were to one company and included the sale of licensed software, hosting and support as well as the installation. The 2016 period included related party revenue of $94,828 for sales to a company that, at the time, was a significant shareholder of the Company and $7,875 of revenue was recorded in barter transactions in exchange for advertising and promotional expenses.

Operating Expenses

For the three months ended September 30, 2017, the Company had operating expenses of $248,802 compared to $201,091 for the three months ended September 30, 2016. The increase in operating expenses was attributable to an increase in depreciation and amortization, as the current period includes amortization of $50,000 related to the exclusive rights purchased from HelpComm.

Other Income (Expenses)

Other expenses for the three months ended September 30, 2017 was $8,967,900 compared to $925,532 for the three months ended September 30, 2016. The increase was primarily due to changes in the fair value of derivatives of $8,454,754 for the three months ended September 30, 2017, compared to $697,343 for the three months ended September 30, 2016. Derivative expense for the three months ended September 30, 2017, was a result of the excess of $2,132,383 of the market value of the common stock issued on the conversion date, compared to the dollar amounts of principal and interest converted of the convertible notes, and the initial derivative expense of $3,616,677 predominantly caused by the ceiling of $0.0005 as a conversion price on certain of the convertible promissory notes issued during the quarter ended September 30, 2017, and the fair value change in derivative liabilities of $2,705,694. Amortization expense of debt discounts increased to $494,538 for the three months ended September 30, 2017, from $167,284 for the three months ended September 30, 2017, as a result of the amortization of debt discounts recorded on newly issued convertible notes. Interest expense increased to $79,734 for the three months ended September 30, 2017, from $59,601 for the three months ended September 30, 2016, as a result of higher face value convertible note balances. Lastly, the Company recognized a gain on debt settlements of $63,727 for the three months ended September 30, 2017.

Net Income / Loss

The Company had a net loss of $9,143,406 for the three months ended September 30, 2017, compared to a net loss of $1,106,934 for the three months ended September 30, 2016. The increase in net loss for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was predominantly due to the increases in other expenses as above.

Results of Operation for Bravatek Solutions, Inc. for the six months ended September 30, 2017, compared to the six months ended September 30, 2016.

Revenue

For the six months ended September 30, 2017, the Company had revenues of $75,498 compared to $152,520 for the six months ended September 30, 2016. The 2017 revenues were to one company and included the sale of licensed software, hosting and support as well as the installation. The 2016 period included related party revenue for sales of $94,828 to a company that at the time was a significant shareholder of the Company and $23,625 recorded in barter transactions in exchange for advertising and promotional expenses.

Operating Expenses

For the six months ended September 30, 2017, the Company had operating expenses of $420,611 compared to $360,442 for the six months ended September 30, 2016. The increase in operating expenses was primarily attributable to increases in depreciation and amortization, as the current period includes amortization of $63,333 related to the exclusive rights purchased from HelpComm and in general and administrative costs. These increases were partially offset by decreases in advertising and promotion, research and development and professional fees.

Other Income (Expenses)

Other expenses for the six months ended September 30, 2017 was $17,241,322 compared to $1,419,320 for the six months ended September 30, 2016. The increase was primarily due to changes in the fair value of derivatives of $16,357,532 for the six months ended September 30, 2017, compared to $841,474 for the six months ended September 30, 2016. Derivative expense for the six months ended September 30, 2017, was a result of the excess of $7,399,158 of the market value of the common stock issued on the conversion date, compared to the dollar amounts of principal and interest converted of the convertible notes, the initial derivative expense of $5,793,448 predominantly caused by the ceiling of $0.0005 as a conversion price on certain of the convertible promissory notes issued during the six months ended September 30, 2017, and the fair value change in derivative liabilities of $3,164,926. Amortization expense of debt discounts increased to $671,154 for the six months ended September 30, 2017, from $468,074 for the six months ended September 30, 2017, as a result of the amortization of debt discounts recorded on newly issued convertible notes. Interest expense increased to $270,848 for the six months ended September 30, 2017, from $116,493 for the six months ended September 30, 2016, as a result of higher face value convertible note balances. Lastly, the Company recognized a gain on debt settlements of $63,727 for the six months ended September 30, 2017.

Net Income / Loss

The Company had a net loss of $17,588,638 for the six months ended September 30, 2017, compared to a net loss of $1,727,331 for the six months ended September 30, 2016. The increase in net loss for the six months ended September 30, 2017, compared to the six months ended September 30, 2016, was predominantly due to the increases in other expenses as above.

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

For the six months ended September 30, 2017, we primarily funded our business operations with $1,602,030 of proceeds from convertible note financings. The proceeds funded our business operations and were also used to pay off existing debt of approximately $597,444, and to fund $200,000 for our Strategic Alliance Agreement with HelpComm. We may conduct a private placement offering to seek to raise the necessary working capital to continue to fund our business operations, or continue to rely on the issuance of convertible promissory notes to fund our business operations.

As of September 30, 2017, we had cash of $211,789, as compared to $125 at March 31, 2017. As of September 30, 2017, we had current liabilities of $14,457,385 (including $12,428,028 of non-cash derivative liabilities) compared to current assets of $277,287 which resulted in working capital deficit of $14,180,098. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, note payable-related party and notes payable.

Operating Activities

For the six months ended September 30, 2017, net cash used in operating activities was $560,252 compared to $51,526 for the six months ended September 30, 2016. For the six months ended September 30, 2017, our net cash used in operating activities was primarily attributable to the net loss adjusted by loss on the fair value of derivatives, amortization of debt discounts, non-cash interest and fees related to convertible promissory notes and depreciation. Net changes of $57,181 in operating assets and liabilities increased the cash used in operating activities. For the six months ended June 30, 2016, our net cash used in operating activities was primarily attributable to the net loss adjusted by amortization of debt discounts, derivative liability expenses non-cash interest and fees related to convertible promissory notes and depreciation. Net changes of $244,400 in operating assets and liabilities positively impacted the cash flows from operating activities.

Investing Activities

For the six months ended September 30, 2017, the Company invested $200,000 in a strategic alliance with HelpComm. There was no investing activity for the six months ended September 30, 2016.

Financing Activities

For the six months ended September 30, 2017, the net cash provided by financing activities was $971,916 compared to $37,276 for the six months ended September 30, 2016. During the six months ended September 30, 2017, we received proceeds of $1,606,030 from the issuance of $1,858,273 of convertible notes. The proceeds were used in operations and to pay $268,872 of convertible notes, $328,662 of notes payable and $38,151 of notes payable-related party and to fund $200,000 for our Strategic Alliance Agreement with HelpComm. The results for the 2016 period was the result of proceeds received of $48,000 from the issuance of $61,239 of convertible promissory notes, receipt and the repayment of $8,059 against convertible promissory notes.

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

Our significant accounting policies are summarized in Note 2 of our financial statements are included in the Company’s Current Report on Form 10-K filed on September 27, 2017. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 7, 2017, the Company issued 9,196,963 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $7,542 principal portion of, the Company’s convertible promissory note issued to YP Holdings, LLC (“YP Holdings”) on August 17, 2015, and sold to Carebourn on June 13, 2017.

On July 7, 2017, the Company issued 8,388,719 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $6,979 principal portion of, the Company’s convertible promissory note issued to Carebourn on October 26, 2015.

On July 28, 2017, the Company issued 23,138,244 shares of common stock to LG Capital Funding, LLC (“LG Capital”) in partial satisfaction of its obligations under, and the holder’s election to convert a $26,354 portion of, the Company’s convertible back-end promissory note issued to LG Capital on December 12, 2014, which included $19,906 in principal and $6,448 in accrued interest.

On August 3, 2017, the Company issued 89,197,367 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $87,413 portion of, the Company’s convertible promissory note issued to Carebourn on February 8, 2016, which included $75,000 in principal and $12,413 in accrued interest.

On August 3, 2017, the Company issued 34,879,724 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $34,182 portion of, the Company’s convertible promissory note issued to Carebourn on June 3, 2016, which included $31,368 in principal and $2,814 in accrued interest.

On August 3, 2017, the Company issued 15,903,887 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $15,586 portion of, the Company’s convertible promissory note issued to Carebourn on March 24, 2016, which included $14,000 in principal and $1,586 in accrued interest.

On August 4, 2017, the Company issued 128,189,776 shares of restricted common stock to More Capital LLC (“More Capital”) in partial satisfaction of its obligations under, and the holder’s election to convert a $115,371 principal portion of, the Company’s convertible promissory note issued to More Capital on August 1, 2017.

On August 4, 2017, the Company issued 13,140,367 shares of restricted common stock to More Capital in partial satisfaction of its obligations under, and the holder’s election to convert a $14,980 principal portion of, the Company’s convertible promissory note issued to More Capital on August 1, 2017.

On August 10, 2017, the Company issued 33,614,841 shares of restricted common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $43,699 principal portion of, the Company’s convertible promissory note issued to Carebourn on May 3, 2017.

On August 10, 2017, the Company issued 10,000,000 shares of common stock to LG Capital in partial satisfaction of its obligations under, and the holder’s election to convert a $10,800 portion of, the Company’s convertible back-end promissory note issued to LG Capital on October 27, 2015, which included $10,000 in principal and $800 in accrued interest.

On August 17, 2017, the Company issued 163,408,545 shares of common stock to Adar Bays, LLC (“Adar”) in partial satisfaction of its obligations under, and the holder’s election to convert a $8,987portion of, the Company’s convertible promissory note issued to Adar on December 19, 2014, which included $1,000 in principal and $7,987 in accrued interest.

On August 17, 2017, the Company issued 98,688,853 shares of common stock to Union Capital, LLC (“Union”) in partial satisfaction of its obligations under, and the holder’s election to convert a $5,428 portion of, the Company’s convertible back-end promissory note issued to Union on December 19, 2014, which included $4,056 in principal, and $1,372 in accrued interest.

On August 21, 2017, the Company issued 126,272,601 shares of common stock to Union in partial satisfaction of its obligations under, and the holder’s election to convert a $201,405 portion of, the Company’s convertible back-end promissory note issued to Union on December 19, 2014, which included $143,253 in principal, and $58,152 in accrued interest.

On September 6, 2017, the Company issued 26,421,060 shares of common stock to Carebourn Partners in partial satisfaction of its obligations under, and the holder’s election to convert a $34,889 principal portion of, the Company’s convertible promissory replacement note issued to Carebourn on September 1, 2017, and assigned to Carebourn Partners on January 11, 2016.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description
3.1	Articles of Incorporation (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.2	Bylaws (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

3.4	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.5	Certificate of Designation of Series C Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.6	Articles of Amendment to Articles of Incorporation (changing the Company’s name) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

3.7	Articles of Amendment to Articles of Incorporation (increasing the Company’s authorized common stock) (incorporated by reference to our Current Report on Form 8-K filed on June 6, 2016)

3.8	Articles of Amendment to Articles of Incorporation (amending the Designation of the Series C Preferred Stock) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

10.1	Commodity Classification Document (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

10.2	Director Agreement and Restricted Shares Agreement dated March 27, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

10.3	Employment Agreement and Restricted Shares Agreement dated June 16, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on June 18, 2014)

10.4	Amendments to Employment Agreement and Restricted Shares Agreement with Thomas Cellucci (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2016)

10.5	Asset Purchase Agreement with Dependable Critical Infrastructure, Inc. dated June 2, 2015 (incorporated by reference to our Form 8-K filed on June 9, 2015)

10.6	Settlement Agreement with Global Capital Corporation dated June 10, 2015 (incorporated by reference to our Form 8-K filed on June 16, 2015)

10.7	Settlement Agreement with Micro-Tech Industries, Ltd., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

10.8	Settlement Agreement with Whonon Trading S.A., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

10.9	Consulting Agreement dated December 1, 2015, with Debbie King (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.10	Amendment to Consulting Agreement dated March 1, 2016, with Debbie King (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.11	Director Agreement and Nonqualified Stock Option Agreement dated July 23, 2015, with Debbie King (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.12	Director Agreement and Nonqualified Stock Option Agreement dated July 23, 2015, with Charles Brooks (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.13	Director Agreement and Nonqualified Stock Option Agreement dated August 26, 2015, with Hans Holmer (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.14	Reseller Agreement with i3 Integrative Creative Solutions, LLC, dated April 17, 2017 (incorporated by reference to our Form 8-K filed on April 18, 2017)

10.15	Strategic Alliance Agreement with Mile High Construction dated June 2, 2017 (incorporated by reference to our Form 8-K filed on June 2, 2017)

10.16	Strategic Alliance Agreement with HelpComm dated June 6, 2017 (incorporated by reference to our Form 8-K filed on June 7, 2017)

10.17	Letter of Intent with HelpComm dated September 20, 2017 (incorporated by reference to our Form 8-K filed on September 21, 2017)

10.18	Stock Purchase Agreement to acquire HelpComm dated October 25, 2017 (incorporated by reference to our Form 8-K filed on October 25, 2017)

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed July 13, 2010)

31.1*	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

BRAVATEK SOLUTIONS, INC.

Date: October 30, 2017	By:	/s/ Thomas A. Cellucci
Thomas A. Cellucci
CEO

