Form 10-KT
period 2017-03-31
Bravatek Solutions, Inc.
filed 2018-05-03
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended _______________

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2017 to December 31, 2017

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant's most recently completed second fiscal quarter; $45,133,487. Shares of the registrant’s common stock held by each executive officer and director and by each person who owned 10 percent or more of the registrant’s outstanding common stock were excluded in that such persons may be deemed to be “affiliates” of the Registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of April 30, 2018, the Company had 8,758,074,494 shares issued and outstanding.

 INTRODUCTION

On February 3, 2018, we changed our fiscal year end from March 31, to December 31. This transition report on Form 10-K covers the nine-month period from April 1, 2017, through December 31, 2017 (the “Transition Period”), and reflects our financial results thereof. The balance sheets as of December 31, 2017, and March 31, 2017, are audited. The statement of operations for the nine months ended December 31, 2016, are unaudited and presented solely for the purpose of providing meaningful comparisons with the audited nine-month period ended December 31, 2017. The statement of operations, stockholder’s equity and cash flow for the fiscal year ended March 31, 2017, reflect financial results for the twelve-month period from April 1, 2016, to March 31, 2017.

PART I

ITEM 1. BUSINESS.

Overview

Bravatek Solutions, Inc., a Colorado corporation (the “Company”), was incorporated on April 19, 2007. Effective October 23, 2015, the Company changed its name to “Bravatek Solutions, Inc.” in order to better reflect the Company's expanding operations and strategy. The Company's business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, hardware and services, and telecom services. Products include software, hardware and services, and span a diverse variety of industries including, but not limited to, email security, user authentication, telecommunications and cyber breach protection. Bravatek is a security platform company offering services, software, tools and systems that it provides, develops, acquires or obtains through strategic marketing or other agreements.

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

Currently, the Company's primary business operations are focused on establishing a strategic leadership position in cybersecurity email solutions and telecom services within the U.S. and abroad. The Company also has a “Market Alliance Program” (“MAP”) that enables Bravatek to rapidly introduce additional allied software, tools and systems to the worldwide marketplace through “win-win” contracts offering Bravatek, in most cases, exclusive distribution rights in specified markets.

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

On June 2, 2015, the Company completed an acquisition of some of the assets of Viking Telecom Services, LLC (“Viking Telecom”), which allowed the Company to provide telecom services under the Viking Telecom brand. Services provided by Viking Telecom include cellular tower mapping and audits, ground audits, civil equipment installation, cellular site decommissioning, 3G/4G/5G installations, project/construction management, battery installation and maintenance, shelter and compound preventative maintenance, site cleanup, and other related services. On January 12, 2018, the Company acquired HelpComm, Inc., a Virginia corporation, and the Company now provides similar telecom services under the HelpComm brand.

Research and Development

Over the next twelve (12) months, Bravatek will continue developing new strategic alliances and strengthening existing strategic alliances. The Company also plans to continue developing enhancement upgrades to its proprietary cybersecurity product, Ecrypt One. The Company has announced the planned sales release of a consumer cybersecurity software product (covered under two patents)in Q2 2018. The product has already been fully tested and the Company is completing the marketing and sales launch. Unlike the majority of cybersoftware products, Bravatek’s product prevents cyber attacks—not just detect them.

Production

Ecrypt One was developed using a proprietary, rigorous new product development process under the supervision of the Company’s CEO, Dr. Thomas A. Cellucci and Vice President of Product Development, Ian Treleaven. Solution testing and evaluation (“T&E”) is routinely conducted by Ian Treleaven and the Company's development consultants using industry-standard tools and methods. The Company engages in technical meetings to address feedback from all T&E activities.

Distribution

The Company distributes its solutions globally, in accordance with applicable import and export regulations, through a number of distribution channels. The primary method of distribution is through a dedicated in-house sales team with a network of representatives. The Company is also pursuing strategic distribution alliances with data centers, service providers, carrier dealers, consultants, and complementary solution providers to distribute its product.

Additionally, the Company intends to list its solutions on the General Services Administration (“GSA”) Schedules or other government contract vehicles for acquisition by authorized users. GSA is an independent agency of the United States government that, amongst other responsibilities, supplies products and communications for US government offices. The Company had its software related products and capabilities listed on the SEWP contract vehicle, administered by NASA, useable by many civilian and military agencies in the U.S.

Customers and Marketing

Customers

The Company offers products and services in multiple segments in government, business, and consumer markets. The majority of the allied products and services are targeted at government, military and business markets.

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

To date, the Company has received and fulfilled orders from corporate customers for Ecrypt One, Viking Telecom services, HelpComm services and partner solutions firms.

Marketing

Over the next twelve months, the Company will focus on orders and sales for its products and services. It will also continue to grow its strategic alliance network of allied products and service providers, who will also market Bravatek's products.

The Company will focus its marketing efforts on customer acquisitions of Ecrypt One and expansion of its telecom services division, as well as allied products and services. The Company anticipates that it will continue to market its proprietary and allied products on the Internet, using the Company's websites (www.bravatek.com and www.vikingtelecomservices.com, not incorporated in this filing except as a reference), on social networking sites like Facebook and Twitter, and on industry websites, blogs and forums.

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

Allied products and services and the Company’s telecom services face competition from a variety of companies, many of which are more well capilized than the Company and, in some cases, significantly greater market penetration.

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

Licenses

The research, development and commercialization of cybersecurity software often involve alternative development and optimization routes, which are presented at various stages in the development process. The preferred routes cannot be predicted at the outset of a research and development program because they will depend upon subsequent discoveries and test results. There are numerous third-party patents in our field, and it is possible that to pursue the preferred development route of one or more of our products we will need to obtain a license to a patent, which would decrease the ultimate profitability of the applicable product. If we cannot negotiate a license, we might have to pursue a less desirable development route or terminate the program altogether.

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

Environmental Issues

Through the provision of telecom services, the Company currently assists private sector clients to safely maintain, upgrade and install telecommunication towers, assemblies, and parts to enhance communications and protect the environment.

The Company's software products and their production or provision thereof, do not directly impact the environment. Notwithstanding the foregoing, the Company strives to be environmentally friendly in all aspects of its operations.

Governmental Regulations

Telecom services work is governed by the United States Occupational Safety and Health Administration (“OSHA”). OSHA is a federal organization (part of the United States Department of Labor) that ensures safe and healthy working conditions for Americans by enforcing standards and providing workplace safety training.

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

Employees

The Company currently has one full-time employee, its Chief Executive Officer, Dr. Thomas A. Cellucci. Deborah King is contracted to act as Chief Financial Officer. Ian Treleaven is contracted to act as Vice President of Product Development of the Company. Various consultants have been contracted to fulfill sales, software development and web programming duties, and its subsidiary, HelpComm, Inc., has multiple employees in Virginia.

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

ITEM 1A. RISK FACTORS.

Not required for Smaller Reporting Companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

The Company does not currently own any real property. Currently, the Company's principal business address is 2028 E. Ben White Blvd., #240-2835, Austin, TX 78741. The costs associated are immaterial to the financial statements and, accordingly have not been reflected therein. As of 1/1/2018, the Company’s effective acquisition date of HelpComm, included the lease (approximately $11,500 per month) of a 11,804 square feet building situated on approximately 2.2969 acres located at 8760 Virginia Meadows Drive, Manassas, VA 20109.

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

On or about March 27, 2018, Global Capital Partners, LLC (“Global”) sent a demand for payment of amounts allegedly owed by the Company to Global pursuant to several promissory notes and threatening legal action. The Company retained Texas litigation counsel and responded to the demand letter.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's shares are approved for trading on the OTCBB under the symbol “BVTK.” The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)
Transition period ended December 31, 2017	HIGH	LOW
Quarter ended December 31, 2017	$0.0061	$0.0018
Quarter ended September 30, 2017	$0.0071	$0.0016
Quarter ended June 30, 2017	$0.0028	$0.0001

Fiscal year ended March 31, 2017	HIGH	LOW
Quarter ended March 31, 2017	$0.0001	$0.0001
Quarter ended December 31, 2016	$0.0004	$0.0001
Quarter ended September 30, 2016	$0.06	$0.0003
Quarter ended June 30, 2016	$0.50	$0.03

Holders

As of April 30, 2018, there were 8,758,074,494 shares of common stock issued and outstanding and approximately 142 shareholders of record.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the nine months ended December 31, 2017, and the fiscal year ended March 31, 2017. There are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors and the loan agreements and general security agreements covering the Company's assets do not limit its ability to pay dividends. The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company's assets, after payment of the liabilities, is less than the aggregate of the Company's liabilities and stated capital of all classes.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

On February 3, 2018, we changed our fiscal year end from March 31 to December 31. The consolidated balance sheets data as of December 31, 2017, and March 31, 2017, are derived from our audited consolidated financial statements included elsewhere in this transition report and should be read in conjunction with such consolidated financial statements and related notes. The unaudited financial data for the nine months ended December 31, 2016, is presented solely for the purpose of providing meaningful comparisons with the audited nine-month transition period ended December 31, 2017.

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

On June 2, 2015, the Company completed an acquisition of some of the assets of Viking Telecom Services, LLC (“Viking Telecom”), which allowed the Company to provide telecom services under the Viking Telecom brand. Services provided by Viking Telecom include cellular tower mapping and audits, ground audits, civil equipment installation, cellular site decommissioning, 3G/4G/5G installations, project/construction management, battery installation and maintenance, shelter and compound preventative maintenance, site cleanup, and other related services. On January 12, 2018, the Company acquired HelpComm, Inc., a Virginia corporation, and the Company now provides similar telecom services under the HelpComm brand.

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

Results of Operation for Bravatek Solutions, Inc. for the nine months ended December 31, 2017, compared to the nine months ended December 31, 2016.

Revenue

For the nine months ended December 31, 2017, the Company had revenues of $64,897 compared to $203,054 for the nine months ended December 31, 2016. The 2017 revenues were related parties and included the sale of licensed software, hosting and support as well as the installation. The 2016 period included related party revenue of $145,362 for sales to a company that, at the time, was a significant shareholder of the Company and revenues of $23,625 were recorded in barter transactions in exchange for advertising and promotional expenses.

Operating Expenses

For the nine months ended December 31, 2017, the Company had operating expenses of $706,341 compared to $473,029 for the nine months ended December 31, 2016. The increase in operating expenses was attributable to an increase in depreciation and amortization, as the current period includes amortization of $175,244 related to the exclusive rights purchased from HelpComm and MHC.

Other Income (Expenses)

Other expenses for the nine months ended December 31, 2017, was $10,336,804 compared to $1,171,839 for the nine months ended December 31, 2016. The increase was primarily due to an increase of derivative expense to $8,603,969 for the nine months ended December 31, 2017, compared to $391,263 for the nine months ended December 31, 2016. Derivative expense for the nine months ended December 31, 2017, was a result of the initial derivative expense of $6,198,770 predominantly caused by the ceiling of $0.0005 as a conversion price on certain of the convertible promissory notes issued during the nine months ended December 31, 2017, and the fair value change in derivative liabilities of $2,405,199. Amortization expense of debt discounts increased to $1,401,597 for the nine months ended December 31, 2017, from $609,109 for the nine months ended December 31, 2016, as a result of the amortization of debt discounts recorded on newly issued convertible notes. Interest expense increased to $363,000 for the nine months ended December 31, 2017, from $177,555 for the nine months ended December 31, 2016, as a result of higher face value convertible note balances. Lastly, the Company recognized a gain on debt settlements of $63,727 for the nine months ended December 31, 2017.

Net Income / Loss

The Company had a net loss of $10,982,615 for the nine months ended December 31, 2017, compared to a net loss of $1,596,162 for the nine months ended December 31, 2016. The increase in net loss for the nine months ended December 31, 2017, compared to the nine months ended December 31, 2016, was predominantly due to the increases in other expenses as above.

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

For the nine months ended December 31, 2017, we primarily funded our business operations with $2,002,030 of proceeds from convertible note financings. The proceeds funded our business operations and were also used to pay off existing debt of approximately $752,095 (including $154,651 to the Company’s CEO), and to fund $200,000 and $107,520 for our Strategic Alliance Agreements with HelpComm and MHC, respectively. We may conduct a private placement offering to seek to raise the necessary working capital to continue to fund our business operations, or continue to rely on the issuance of convertible promissory notes to fund our business operations.

As of December 31, 2017, we had cash of $189,357, as compared to $125 at March 31, 2017. As of December 31, 2017, we had current liabilities of $7,677,612 (including $5,331,567 of non-cash derivative liabilities) compared to current assets of $262,334 which resulted in working capital deficit of $7,415,278. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, accounts payable-related party and notes payable.

Operating Activities

For the nine months ended December 31, 2017, net cash used in operating activities was $720,164 compared to $77,612 for the nine months ended December 31, 2016. For the nine months ended December 31, 2017, our net cash used in operating activities was primarily attributable to the net loss adjusted by loss on the fair value of derivatives, amortization of debt discounts, non-cash interest and fees related to convertible promissory notes and depreciation. Net changes of $14,222 in operating assets and liabilities increased the cash used in operating activities. For the nine months ended December 31, 2016, our net cash used in operating activities was primarily attributable to the net loss adjusted by amortization of debt discounts, derivative liability expenses non-cash interest and fees related to convertible promissory notes and depreciation. Net changes of $386,600 in operating assets and liabilities positively impacted the cash flows from operating activities.

Investing Activities

For the nine months ended December 31, 2017, the Company invested $200,000 and $107,520 in strategic alliances with HelpComm and MHC, respectively, as well as $25,000 in a joint venture with The Eco Group. There was no investing activity for the nine months ended December 31, 2016.

Financing Activities

For the nine months ended December 31, 2017, the net cash provided by financing activities was $1,266,916 compared to $62,626 for the nine months ended December 31, 2016. During the nine months ended December 31, 2017, we received proceeds of $2,020,030 from the issuance of $2,286,397 of convertible notes. The proceeds were used in operations and to pay $268,872 of convertible notes, $328,662 of notes payable and $154,651 of notes payable-related party. The results for the 2016 period was the result of proceeds received of $48,000 from the issuance of $61,239 of convertible promissory notes, receipt of $26,850 of proceeds from a related party loan and the repayment of $12,224 against convertible promissory notes.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition or results of operations.

Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”). The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”). On February 3, 2018, we changed our fiscal year end from March 31, to December 31. This transition report on Form 10-K covers the nine-month period from April 1, 2017 through December 31, 2017 (the “Transition Period”) and reflects our financial results thereof. The consolidated balance sheets data as of December 31, 2017 and March 31, 2017 are derived from our audited consolidated financial statements included elsewhere in this transition report and should be read in conjunction with such consolidated financial statements and related notes. The unaudited financial data for the nine months ended December 31, 2016 are presented solely for the purpose of providing meaningful comparisons with the audited nine-month period ended December 31, 2017. Prior to this transition report on Form 10-K, our most recent annual report on Form 10-K covered the fiscal years ended March 31, 2017, and March 31, 2016, respectively, and reflect financial results for the respective twelve-month periods from April 1 to March 31.

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

Accounts Receivable/Allowance for Doubtful Accounts

The Company records its client receivables and unbilled services at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and unbilled services and establishes allowances based on historical experience and other currently available information. As of December 31, 2017, and March 31, 2017, management determined there was no need to establish an allowance for doubtful accounts because there had been little history of nonpayment or indicators of credit risk, such as bankruptcy.

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

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. Capitalized software is amortized over the software's estimated economic life of 3 years. For the nine months ended December 31, 2017, and 2016, amortization expense for capitalized software development was $15,159, and $20,121 for the year ended March 31, 2017.

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

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP, totaling $5,448 and $27,748 for the nine months ended December 31, 2017, and 2016, respectively, and $29,998 for the year ended March 31, 2017. The company had no development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software, in the nine months ended December 31, 2017 and 2016, and for the year ended March 31, 2017.

Advertising and Promotions

The Company expenses advertising costs as incurred. Advertising expenses for the nine months ended December 31, 2017, and 2016, was $9,150 and $26,074, respectively, and $26,074 for the year ended March 31, 2017.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2017, and March 31, 2017, for each fair value hierarchy level:

December 31, 2017	Derivative Liability	Total
Level I	$-	$-
Level II	$-	$-
Level III	$5,331,567	$5,331,567

March 31, 2017
Level I	$-	$-
Level II	$-	$-
Level III	$1,654,015	$1,654,015

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

Net Earnings (Loss) per Share

Basic and diluted net loss per share information is presented under the requirements of ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive. As of December 31, 2017, there were warrants and options to purchase 3,365 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 2,596,341,236 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

BRAVATEK SOLUTIONS, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND THE YEAR ENDED MARCH 31, 2017

D. Brooks and Associates CPA’s, P.A. Certified Public Accountants • Valuation Analyst • Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bravatek Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bravatek Solutions, Inc. (the Company) as of December 31, 2017 and March 31 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the nine months ended December 31, 2017, and year ended March 31, 2017, and the related notes to the financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and March 31, 2017, and the results of its operations and its cash flows for the nine months ended December 31, 2017, and year ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss of $10,982,615 for the nine months ended December 31, 2017. Additionally, the Company has an accumulated deficit of $30,083,349 and has a working capital deficit of $7,415,278 as of December 31, 2017. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.

We have served as the Company’s auditor since 2017.

Palm Beach Gardens, Florida

May 3, 2018

BRAVATEK SOLUTIONS, INC.
BALANCE SHEETS

	December 31,	March 31,
	2017	2017
ASSETS
CURRENT ASSETS
Cash	$189,357	$125
Accounts receivable, related parties, net	24,897	-
Prepaid expenses	23,080	-
Other assets	25,000	-
TOTAL CURRENT ASSETS	262,334	125

Property and equipment, net	21,634	28,661
Intangible assets, net	133,929	16,813

TOTAL ASSETS	$417,897	$45,599

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Convertible notes payable, net of discounts	$797,797	$1,271,727
Notes payable	830,788	1,170,450
Notes payable, related party	-	136,850
Bank overdraft	-	820
Accounts payable and accrued liabilities	64,023	205,311
Accounts payable, related party	318,179	286,442
Accrued interest	335,258	425,290
Accrued interest related party	-	23,153
Derivative liabilities	5,331,567	1,654,015
TOTAL CURRENT LIABILITIES	7,677,612	5,174,058

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock (5,000,000 shares authorized; par value $0.0001, -0- shares issued and outstanding at December 31, 2017, and March 31, 2017)	-	-
Series B preferred stock (350,000 shares authorized; par value $0.0001, 264,503 shares issued and outstanding at December 31, 2017, and March 31, 2017)	26	26
Series C preferred stock (1,000,000 shares authorized; par value $0.0001, 319,768 shares issued and outstanding at December 31, 2017, and March 31, 2017)	32	32
Common stock (10,000,000,000 shares authorized; no par value; 8,040,670,036 and 2,053,703,772 shares issued and outstanding at December 31, 2017, and March 31, 2017, respectively)	5,385,977	3,734,786
Common stock to be issued (1,221 shares issuable at December 31, 2017, and March 31, 2017, respectively)	66,917	66,917
Additional paid in capital	17,370,682	10,170,515
Accumulated deficit	(30,083,349)	(19,100,735)
TOTAL STOCKHOLDERS' DEFICIT	(7,259,715)	(5,128,459)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$417,897	$45,599

The accompanying notes are an integral part of these financial statements.

BRAVATEK SOLUTIONS, INC.
STATEMENTS OF OPERATIONS

	For the Nine Months Ended December 31,		For the Year Ended March 31,
	2017	2016	2017
REVENUES		(Unaudited)
Sales, related party	$64,897	$145,362	$145,362
Sales, other	-	57,692	57,692
Total sales	64,897	203,054	203,054
Cost of services	4,367	154,348	155,431
GROSS PROFIT	60,530	48,706	47,623

OPERATING EXPENSES
Management fees and expenses, related parties	173,000	155,500	212,000
Advertisement and promotion	9,150	26,074	26,074
Bad debt expense	30,000	-	-
General and administrative	82,280	35,032	46,351
Research and development	5,488	27,748	29,998
Professional fees	208,993	206,873	201,073
Amortization and depreciation	197,430	21,802	29,090
TOTAL OPERATING EXPENSES	706,341	473,029	544,586

OPERATING LOSS	(645,811)	(424,323)	(496,963)

OTHER INCOME (EXPENSES)
Interest expense	(363,000)	(177,555)	(274,101)
Interest expense related party	(7,965)	(8,312)	(11,603)
Loss on investment in joint venture	(25,000)	-	-
Other income	1,000	14,400	14,400
Loss on fair value of derivatives	(8,603,969)	(391,263)	67,603
Gain on extinguishment of debt	63,727	-	-
Amortization of debt discount	(1,401,597)	(609,109)	(633,732)
TOTAL OTHER EXPENSES	(10,336,804)	(1,171,839)	(837,433)

NET LOSS	$(10,982,615)	$(1,596,162)	$(1,334,396)

LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	6,630,504,619	162,920,226	162,920,226

The accompanying notes are an integral part of these financial statements.

BRAVATEK SOLUTIONS, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED DECEMBER 31, 2017, and THE YEAR ENDED MARCH 31, 2017

	Preferred Stock						Common Stock		Additional	Deferred		Total
	Series B		Series C		Common Stock		to be issued		Paid	Stock	Retainted	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Compenstion	Deficit	Deficit
Balance March 31, 2016	264,503	$26	319,768	$32	998,236	$3,461,300	1,221	$66,917	$9,880,912	$(5,380)	$(17,766,338)	$(4,362,532)
Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	2,042,701,037	202,486	-	-	-	-	-	202,486

Stock -based compensation	-	-	-	-	-	-	-	-	-	5,380	-	5,380

Reclassification of derivative liabilities upon conversion of convertible debt	-	-	-	-	-	-	-	-	289,603	-	-	289,603

Shares issued for rounding in reverse split	-	-	-	-	4,499	-	-	-	-	-	-	-

Common stock issued for consulting services	-	-	-	-	10,000,000	71,000	-	-	-	-	-	71,000

Net loss for the year ended March 31, 2017	-	-	-	-	-	-	-	-	-	-	(1,334,396)	(1,334,396)
Balance March 31, 2017	264,503	26	319,768	32	2,053,703,772	3,734,786	1,221	66,917	10,170,515	-	(19,100,734)	(5,128,459)

Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	5,986,966,629	1,651,191	-	-	-	-	-	1,651,191

Reclassification of derivative liabilities upon conversion of convertible debt	-	-	-	-	-	-	-	-	7,200,167	-	-	7,200,167

Net loss for the nine months ended December 31, 2017	-	-	-	-	-	-	-	-	-	-	(10,982,615)	(10,982,615)
Balance December 31, 2017	264,503	$26	319,768	$32	8,040,670,401	$5,385,976	1,221	$66,917	$17,370,682	$-	$(30,083,349)	$(7,259,715)

The accompanying notes are an integral part of these financial statements.

BRAVATEK SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31,

	FOR THE NINE MONTHS ENDED DECEMBER 31,		FOR THE YEAR ENDED
	2017	2016	March 31, 2017
		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,982,615)	$(1,596,162)	$(1,334,396)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	197,430	21,803	29,090
Non-cash interest and fees	82,405	7,500	37,500
Bad debt expense	30,000	2,270	2,270
Loss on investment in joint venture	25,000	-	-
Gain on extinguishment of debt	(63,727)	-	-
Common stock and options issued for compensation	-	71,000	-
Non-cash advertising expenses (barter)	-	23,625	23,625
Options issued for services, related party	-	5,380	5,380
Amortization of debt discounts	1,401,597	609,109	633,732
Loss on fair value of derivatives	8,603,969	391,263	(67,603)
Changes in operating assets and liabilities:
Accounts receivable	(54,897)	21,002	21,003
Prepaid expenses and other recevables	(23,080)	11,102	11,102
Accounts payable and accrued liabilities	55,170	228,934	295,688
Accounts payable and accrued liabilities, related party	8,584	125,562	191,545
NET CASH USED IN OPERATING ACTIVITIES	(720,164)	(77,612)	(80,065)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for deposit for HelpComm acquisition	(25,000)	-	-
Investment in joint venture	(25,000)	-	-
Purchase of exclusivity	(307,520)	-	-
NET CASH USED IN INVESTING ACTIVITIES	(357,520)	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Bank overdraft	(820)	-	820
Payments of principal on notes payable	(328,662)	-	(3,500)
Payments of principal on convertible notes payable	(268,782)	(12,224)	(12,224)
Payments to loan-related party	-	-
Proceeds from issuance of convertible debt , net	2,002,030	48,000	48,000
Proceeds from loan-related party	17,801	26,850	31,850
Repayments of loan-related party	(154,651)	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,266,916	62,626	64,946

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	189,232	(14,986)	(15,119)

CASH AND CASH EQUIVALENTS
Beginning of period	125	15,244	15,244

End of period	$189,357	$258	$125

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,983	$15,239	$15,771
Cash paid for income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued in settlement of debt and interest on convertible debt	$1,651,191	$155,693	$202,486
Original issue discounts	$187,617	$5,739	$5,739
Original debt discount against derivative liabilities	$2,273,750	$55,500	$55,500
Initial value of derivative liabilities	$8,472,521	$95,553	$-
Reclassification of derivatives upon conversion of convertible debt	$6,279,193	$257,570	$289,603

The accompanying notes are an integral part of these financial statements.

NOTE 1 - Nature of Operations

Bravatek Solutions, Inc., a Colorado corporation ("the Company"), was incorporated on April 19, 2007 as Ecrypt Technologies, Inc. Effective September 29, 2015, the Company changed its name to "Bravatek Solutions, Inc." in order to better reflect the Company's expanding operations and strategy. The Company's business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, hardware and services, and telecom services. Products include software, hardware and services, and span a diverse variety of industries including, but not limited to, email security, user authentication, telecommunications and cyber breach protection.

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

NOTE 2 - Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America ("U.S. GAAP"). On February 3, 2018, the Company changed our fiscal year end from March 31, to December 31. This transition report on Form 10-KT covers the nine-month period from April 1, 2017 through December 31, 2017 (the “Transition Period”) and reflects the Company’s financial results thereof. The balance sheets as of December 31, 2017 and March 31, 2017 are audited. The statement of operations for the nine months ended December 31, 2016 are unaudited and presented solely for the purpose of providing meaningful comparisons with the nine-month period ended December 31, 2017. The statement of operations, stockholder’s equity and cash flow for the fiscal year ended March 31, 2017, reflect financial results for the twelve-month period from April 1, 2016 to March 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Such estimates and assumptions impact both assets and liabilities, including but not limited to: net realizable value of accounts receivable, estimated useful lives and potential impairment of property and equipment, the valuation of intangible assets, estimate of fair value of share based payments and derivative liabilities, estimates of fair value of warrants issued and recorded as debt discount, estimates of the valuation allowances on deferred tax assets and estimates of the probability and potential magnitude of contingent liabilities.

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

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the nine months ended December 31, 2017, and 2016, and for the year ended March 31, 2017:

	Sales % Nine Months Ended December 31, 2017	Sales % Nine Months Ended December 31, 2016	Sales % Year Ended March 31, 2017	Accounts Receivable December 31, 2017
Customer A, related party	-	71.4%	71.4%	-
Customer B, related party	23.0%	-	-	$14,897
Customer C, related party	15.4%	-	-	-
Customer D	-	11.9%	-	-
Customer E, related party	15.4%	-	-	$10,000
Customer F, related party	46.2%	-	-	$30,000

Accounts Receivable/Allowance for Doubtful Accounts

The Company records its client receivables at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and establishes allowances based on historical experience and other currently available information. As of December 31, 2017, management determined to establish an allowance for doubtful accounts of $30,000. The Compny has engaged a law firm to pursue the collection of the $30,000.

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

Depreciation expense was $7,027 and $6,643 for the nine months ended December 31, 2017, and 2016, respectively, and $8,970 for the year ended March 31, 2017.

Software Development Costs

Costs for software developed for internal use are accounted for through the capitalization of those costs incurred in connection with developing or obtaining internal-use software. Capitalized costs for internal-use software are included in intangible assets in the balance sheet. Capitalized software development costs are amortized over three years.

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. Capitalized software is amortized over the software's estimated economic life of 3 years. For the nine months ended December 31, 2017, and 2016, the Company had no development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software.

For the nine months ended December 31, 2017, and 2016, amortization expense for capitalized software development was $15,159, and $20,121 for the year ended March 31, 2017.

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

Intangible Assets

The Company accounts for amounts paid to acquire exclusivity rights as other assets. Other assets are amortized over the term of exclusivity. In June 2017, the Company purchased for $200,000 exclusivity rights from HelpComm, Inc. (“HelpComm”) (see Note 9) for a one-year term. Also, in June 2017, the Company purchased for $200,000 exclusivity rights from Mile High Construction (“MHC”), and in November and December 2017, the Company paid in the aggregate $107,520 to MHC. For the nine months ended December 31, 2017, the Company recorded amortization expense of $175,244.

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

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP. All research and development costs have been expensed as incurred, totaling $5,448 and $27,748 for the nine months ended December 31, 2017, and 2016, respectively, and $29,998 for the year ended March 31, 2017.

Advertising and Promotion

The Company expenses advertising costs as incurred. Advertising expenses for the nine months ended December 31, 2017, and 2016, was $9,150 and $26,074, respectively, and $26,074 for the year ended March 31, 2017.

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $30,083,349 and has a working capital deficit of $7,415,278 as of December 31, 2017, which raises substantial doubt about its ability to continue as a going concern.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2017, and March 31, 2017, for each fair value hierarchy level:

December 31, 2017	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$5,331,567	$5,331,567

March 31, 2017
Level I	$-	$-
Level II	$-	$-
Level III	$1,654,015	$1,654,015

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

Original Issue Discount (“OID”)

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

The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred. The Company recognizes revenue in accordance with Accounting Standards Codification Section 605-10-S99, Revenue Recognition, Overall, SEC Materials ("Section 605-10-S99"). Section 605-10-S99 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. The Company recognizes revenue from services at the time the services are completed. The Company’s sale of licensed software has significant standalone functionality with a perpetual right to use the Company’s intellectual property. Accordingly, the Company recognizes licensed software revenue at the time the software is delivered or available to the customer, at which time the company has no further obligations related to the sale of the software. Cost of products sold consists of the cost of the purchased goods and labor related to the corresponding sales transaction.

Stock-Based Compensation – Employees

The Company accounts for its stock-based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

Net Earnings (Loss) per Share

Basic and diluted net loss per share information is presented under the requirements of ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive. As of December 31, 2017, there were warrants and options to purchase 3,365 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 2,596,341,236 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard will have on our financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” (“ASU 2017-01”). The Amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption of this standard is permitted. The Company will adopt ASU 2017-01 on January 1, 2018, and the impact on the financial statements of the Company will depend on the facts and circumstances of any specific future transactions.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, ASU 2017-10, ASU 2017-13 and ASU 2017-14, which FASB issued in August 2015, March 2016, April 2016, May 2016, May 2016, December 2016, May 2017, September 2017 and November 2017, respectively (collectively, the amended ASU 2014-09). The amended ASU 2014-09 provides a single comprehensive model for the recognition of revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It requires an entity to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s). The amended ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the amended ASU 2014-09 is December 15, 2017 with early adoption permitted. The Company expects to adopt the new guidance under the modified retrospective transition approach and while we are still assessing the impact of adoption but we do not expect the new guidance to have a material impact on the financial statements of the Company.

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2017, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as filed on September 27, 2017, that are of significance or potential significance to us.

NOTE 3 - Related Party Transactions

Notes payable

The Company issued multiple unsecured notes payable from June 27, 2015, to December 31, 2017, to the Company’s CEO, for amounts advanced to the Company, or paid by the CEO, on behalf of the Company. For the nine months ended December 31, 2016, the CEO advanced to the Company or made payments on behalf of the Company of $26,850. For the nine months ended December 31, 2017, the CEO advanced to the Company or made payments on behalf of the Company of $17,801, and the Company repaid the CEO $154,651. The notes carried interest at 10% per annum and were due on demand. As of December 31, 2017, and March 31, 2017, the principal balance of the notes was $-0- and $136,850, respectively, (included in notes payable related party in the balance sheets presented herein), and included in accrued interest related party is the accrued and unpaid interest as of December 31, 2017, and March 31, 2017, of $-0- and $23,153, respectively. For the nine months ended December 31, 2017, and 2016, the Company recorded interest expense related party of $7,965 and $8,312, respectively, and $11,603 for the year ended March 31, 2017.

Management Fees

For the nine months ended December 31, 2017, and 2016, the Company recorded expenses to its officers in the following amounts:

	Nine months ended December 31,		Year Ended March 31,
	2017	2016	2017
CEO	$126,000	$98,000	$140,000
CFO	47,000	57,500	72,000
Total	$173,000	$155,500	$212,000

As of December 31, 2017, included in accounts payable - related party is $318,179 for amounts owed the Company’s CEO. As of March 31, 2017, included in accounts payable - related party is $248,693 and $37,750, for amounts owed the Company’s CEO and CFO, respectively.

Sales and Accounts Receivables

On October 25, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Johnny Bolton (the “Seller”), the owner of HelpComm, a telecom construction services corporation located in Manassas, Virginia, to purchase HelpComm from the Sellers in exchange for $25,000 of cash and 100,000 shares of Series D Convertible Preferred Stock (the “Acquisition”). Each share of Series D Convertible Preferred Stock is convertible into a number of shares of Company common stock equal to $24.00 divided by the volume-weighted average price of the common stock as reported on OTCMarkets.com on the trading day immediately preceding conversion. On January 12, 2018, the Company and the Seller, entered into an Amended and Restated Stock Purchase Agreement (the “Amended Agreement”), amending the Stock Purchase Agreement to (i) add Johnathan Bolton (“Jonathan”) as a seller (the seller and Jonathan are referred to as the “Sellers”) of HelpComm, (ii) add an option to purchase pursuant to which the Corporation shall have the right to purchase 8760, LLC, a Virginia limited liability company (“8760, LLC”), for $100.00 at any time in the Corporation’s discretion, (iii) update certain exhibits and schedules to the Stock Purchase Agreement, and (iv) make the effective date of the Acquisition January 1, 2018. For the nine months ended December 31, 2017, the Company billed HelpComm $14,897 which is included in Sales, related party and Accounts receivable, related parties on the financial statements.

On September 5, 2017, the Company entered into a Strategic Alliance Agreement with DarkPulse Technology Holdings, Inc. (“DarkPulse”), a New York corporation engaged in manufacturing hardware and software based on its BOTDA (Brillouin Optical Time Domain Analysis) technology, designating the Company as DarkPulse’s project-based partnership channel for government and non-governmental departments, agencies and units, for the purpose of promoting DarkPulse’s products, and pursuant to which DarkPulse will cross-promote the Company’s products and services, and the Company will be paid sales commissions for clients introduces to DarkPulse by the Company. Effective December 21, 2017, the Company entered into a Joint Venture Agreement (the “Agreement”) with DarkPulse, pursuant to which (1) the parties will form a joint venture limited liability company in Delaware to develop, market and sell products and services based on Dark Pulse’s patented BOTDA dark-pulse technology (the “Technology”) to be owned 40% by the Company and 60% by Dark Pulse; (2) the Company shall fund $10,000 in initial capital to the joint venture; and (3) and the joint venture shall have an irrevocable royalty-free non-exclusive license to use the Technology in the North America, Asia and European government, military and CI/KR (Critical Infrastructure / Key Resources) market segments. For the nine months ended December 31, 2017, the Company billed Dark Pulse $10,000 which is included in Sales, related party and Accounts receivable, related parties on the financial statements.

Effective December 21, 2017, the Company entered into a Joint Venture Agreement (the “Agreement”) with The Go Eco Group, a corporation organized under the laws of the State of Nevada (“LIBE”), pursuant to which (1) the parties will form a joint venture limited liability company in Delaware to develop, market and sell products, services and technology based on a web-enabled Light Guard System (the “System”), (2) the joint venture will be owned 35% by the Company and 65% by LIBE; (3) the Company shall fund $25,000 in initial capital to the joint venture; and (4) the joint venture shall have an irrevocable royalty-free non-exclusive license to use all of LIBE’s direct and/or licensed intellectual property necessary for the joint venture to develop and sell the System. Based on the lack of any developments in the joint venture and LIBE’s non-performance, the Company has recognized a loss of investment in the joint venture of $25,000 for the nine months ended December 31, 2017, which is included in Other expenses in the accompanying statement of operations. For the nine months ended December 31, 2017, the Company billed LIBE $30,000 which is included in Sales, related party on the financial statements. As of December 31, 2017, the Company recorded an allowance for doubtful accounts of $30,000 related to this account receivable. For the nine months ended December 31, 2017, the Company billed LIBE $30,000 which is included in Sales, related party on the financial statements. As of December 31, 2017, management recorded an allowance for doubtful accounts of $30,000. The Compny has engaged a law firm to pursue the collection of the $30,000.

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

On June 15, 2015, Company entered into a Settlement Agreement and Partial Waiver and Release (the "Settlement Agreement") with Global. Global owned 2,377,500 shares of the Company's Series A Convertible Preferred Stock and is the holder of outstanding promissory notes in the original principal amount of $558,500, with accrued interest thereon due to Global of approximately $267,960 (the "Global Notes") immediately prior to the Settlement Agreement. Pursuant to the Settlement Agreement, Global agreed to (1) waive interest due of $267,960 under the Global Notes and $158,500 of principal, such that only $400,000 of principal and interest would be considered outstanding as of the settlement agreement date, and (2) immediately return all of the Preferred Stock to the Company for cancellation, in consideration for the Company issuing 856 shares of common stock to Global. As of June 15, 2015, the note is payable on demand as part of the Settlement Agreement. As of December 31, 2017, and March 31, 2017, the note balance was $400,000. Accrued interest as of December 31, 2017, and March 31, 2017, was $40,110.

The Company issued five notes from December 18, 2012 to May 30, 2013 totaling $199,960 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from December 18, 2014 through May 30, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no change in original terms of the agreements. The notes payable were again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement. As of December 31, 2017, and March 31, 2017, the note balance was $199,960 and the notes are currently in default. Accrued interest as of December 31, 2017, and March 31, 2017, was $97,781 and $82,784, respectively.

The Company issued six notes from July 12, 2013 to June 16, 2014, totaling $230,828 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from July 12, 2014 through June 16, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no other changes in original terms of the agreements. The notes payable were again extended on August 6, 2015, through January 1, 2016, with no other changes in original terms of the agreements. As of December 31, 2017, and March 31, 2017, the note balance was $230,828 and the notes are currently in default. Accrued interest as of December 31, 2017, and March 31, 2017, was $92,077 and $74,765, respectively.

On June 2, 2015, as part of the Asset Purchase Agreement with Dependable Critical Infrastructure, Inc., f/k/a DTREDS Consolidated Inc., a Delaware corporation ("DCI"), the Company assumed limited liabilities associated with Viking Telecom Services, LLC, a Minnesota limited liability company ("Viking"), (loan payment for Chevrolet truck in the amount of $668 per month with a principal balance of $36,202, and a loan payment to Joshua Claybaugh of $5,000 per month for 11 months for a total of $55,000). The Chevrolet truck loan was paid off as of March 31, 2016. On July 12, 2017, the Company entered into a Settlement Agreement and Mutual Release with Claybaugh. The Company paid $9,000 and executed a mutual release between the parties, in full settlement of the note payable of $20,000.

The Company entered into a Senior Secured Credit Facility Agreement (the “Credit Agreement”) dated June 30, 2015 with TCA Global Credit Master Fund, LP (“TCA”) that was executed on June 30, 2015 and made effective as of November 25, 2015, which was to allow the Company to borrow up to $3,000,000. The Credit Agreement bears interest at 18%, compounded annually, and matured on January 25, 2017. The loan was secured against all existing and after-acquired tangible and intangible assets of the Company. On November 25, 2015, the Company received $310,600, net of loan costs and fees of $39,400. In connection with the Credit Agreement, the Company issued 1,412 shares of common stock upon execution valued by TCA at $75,000 as an advisory fee payment. The Company recorded the advisory fee and loan cost and fees of $114,400 as a discount to the TCA note and has amortized the costs over the maturity of the note. On September 6, 2016, TCA commenced an action against the Company and the Company’s CEO, Dr. Cellucci, as “validity guarantor,” filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, for amounts owed to TCA by the Company under their revolving credit agreement with the Company. On April 21, 2017, the Company, Dr. Cellucci and TCA executed a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid $2,500 on April 27, 2017, $2,500 on May 4, 2017 and $405,357 on June 15, 2017. The Company fully complied with its obligations under the settlement agreement, paying TCA all amounts owed thereunder within the times required. As of December 31, 2017, the note has been paid in full, and the case has now been dismissed. As of March 31, 2017, the TCA loan had a principal balance of $319,662 and accrued interest was $58,169. Interest expense for the nine months ended December 31, 2017, and 2016, was $27,526 and $29,085, respectively, and $73,051 for the year ended March 31, 2017.

NOTE 5 - Convertible Notes Payable

The Company accounted for the following Notes under ASC Topic 815-15 "Embedded Derivative." The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective terms of the related notes. See Note 6.

On December 19, 2014, the Company issued a convertible note payable, with a face value of $156,000 and stated interest of 8% to a third-party investor. The note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. During the nine months ended December 31, 2017, the investor added $360 of fees to the principal balance of the note. For the year ended March 31, 2017, the investor had converted a total of $12,380 of the face value and $2,332 of accrued interest into 6,593,919 shares of common stock. For the nine months ended December 31, 2017, the investor converted a total of $1,485 of the face value and $546 of accrued interest into 36,926,585 shares of common stock. As of December 31, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $1,125, respectively.

On December 19, 2014, the Company issued a convertible back-end note, with a face value of $156,000 and stated interest of 8% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. The note was funded on June 18, 2015, when the Company received proceeds of $143,333, net of $12,663 of OID and costs. During the nine months ended December 31, 2017, the Company and the investor agreed to add $42,144 to the principal balance of the note for penalties under the note. The embedded conversion feature included in the penalty added to the note, resulted in an initial debt discount of $42,144, an initial derivative expense of $17,136 and an initial derivative liability of $59,280. For the nine months ended December 31, 2017, amortization of the debt discount of $42,144 was charged to interest expense. For the year ended March 31, 2017, the investor had converted a total of $24,300 of the face value and $4,146 of accrued interest into 373,844,490 shares of common stock. For the nine months ended December 31, 2017, the investor converted a total of $173,844 of the face value and $68,347 of accrued interest into 867,842,062 shares of common stock. As of December 31, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $131,700, respectively.

On December 19, 2014, the Company issued a convertible note payable, with a face value of $156,000 and stated interest of 8% to a third-party investor. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. For the year ended March 31, 2017, the investor had converted a total of $12,543 of the face value into 102,692,184 shares of common stock. For the nine months ended December 31, 2017, the investor converted a total of $45,957 of the face value and $17,469 of accrued interest into 1,153,206,726 shares of common stock. As of December 31, 2017, and March 31, 2017, and the outstanding principal amount of the note was $-0- and $45,957, respectively.

On December 19, 2014, the Company issued a convertible back-end note, with a face value of $156,000 and stated interest of 8% to a third-party investor due December 19, 2015. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. The note was funded on June 18, 2015, when the Company received proceeds of $143,333, net of $12,663 of OID and costs. For the nine months ended December 31, 2017, the investor converted a total of $20,629 of the face value into 218,572,117 shares of common stock. As of December 31, 2017, and March 31, 2017, the outstanding principal amount of the note was $135,371 and $156,000, respectively.

On January 11, 2015, the Company entered in to a securities purchase agreement providing for the issuance of two convertible promissory notes in the principal amount of $52,000 each. One of the notes was funded on January 13, 2015, with the Company receiving $47,500 of net proceeds after payment of legal and origination expenses. The note bears interest at the rate of 8% per annum, was due and payable on January 9, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to 67% of the lowest closing bid price on the OTCQB during the 15 prior trading days. The second note, which was funded on August 7, 2015, has the same interest and conversion terms as the first note, matured on January 9, 2016. During the year ended March 31, 2017, the investor had converted a total of $32,094 of the face value of the second note and $4,154 of accrued interest into 308,572,080 shares of common stock. For the nine months ended December 31, 2017, the investor converted a total of $19,906 of the face value and $6,448 of accrued interest into 23,138,244 shares of common stock. As of December 31, 2017, and March 31, 2017, the outstanding principal amount of the second note was $-0- and $19,906, respectively.

On January 19, 2015, the Company issued a convertible promissory note in the face amount of $100,000, which bears interest at the rate of 12% per annum, is due and payable on July 16, 2015, and may be converted at any time after funding into shares of Company common stock at a conversion price equal to the lesser of (a) 55% of the lowest trading price during the 20 days preceding the execution of the note, or (b) 55% of the of the lowest traded price during the 20 trading days preceding conversion. The note was funded on January 28, 2015, with the Company receiving $93,000 of net proceeds after payment of legal and origination expenses. On September 1, 2017, the investor sold $14,712 of the principal to a third party (see below). During the year ended March 31, 2017, the investor had converted a total of $24,403 of the face value and $0 of accrued interest into 282,194,706 shares of common stock. During the nine months ended December 31, 2017, the investor converted a total of $19,708 of the face value into 358,332,489 shares of common stock. As of December 31, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $34,420, respectively.

On January 21, 2015, the Company issued a convertible promissory note in the face amount of $400,000, of which the Company is to assume $40,000 in OID, which together with any unpaid accrued interest is due two years after any funding of the note. The note is to be funded at the note holder's discretion, and the initial tranche was funded on January 21, 2015, when the Company received cash in the amount of $50,000 and received an additional $25,000 on April 28, 2015. The note was pre-payable for 90 days without interest and incurs a one-time interest charge of 12% thereafter. The note balance funded (plus a pro rata portion of the OID together with any unpaid accrued interest) is convertible into shares of Company common stock at a conversion price equal to the lesser of $0.08 or 60% of the lowest traded price during the 25 prior trading days. For the nine months ended December 31, 2017, the investor converted a total of $15,480 of the face value and $3,332 of accrued interest into 313,530,500 shares of common stock. As of December 31, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $15,480, respectively.

On August 17, 2015, the Company issued a convertible promissory note in the face amount of $325,000, which bears interest at the rate of 10% per annum, was due and payable on August 17, 2016, and may be converted at any time after funding into shares of Company common stock at a conversion price equals the lesser of $.02 or 70% of the closing trading prices immediately preceding the conversion date. In conjunction with the convertible note issued by the Company, the Company issued 2,064 warrants valued at $412,698. The warrants have an exercise price of $270, subject to adjustment, and expire on August 17, 2020. During the year ended March 31, 2017, the Company and the noteholder agreed to add $30,000 to the principal balance of the note in exchange for the noteholder’s waiver of Liquidated Damages as defined in the note. During the year ended March 31, 2017, the investor converted $29,741 of accrued interest into 435,574,242 shares of common stock. During the nine months ended December 31, 2017, the investor converted $284,093 of the face value and $29,707 of accrued interest into 1,190,000,000 shares of common stock. On June 13, 2017, the investor sold $70,907 of the principal to a third party (see below). As of December 31, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $355,000, respectively.

On October 12, 2015, the Company issued a replacement convertible promissory note in the face amount of $110,351, to Carebourn that replaced the convertible promissory note issued on April 10, 2015, with a face value of $105,000, and accrued interest of $5,351. On October 12, 2015, Carebourn and the Company assigned $15,000 of the replacement note to More Capital, LLC. (“More Capital Assigned Note”). On January 19, 2016, Carebourn assigned $10,000 of the replacement note to Carebourn Partners, LLC (“Carebourn Partners Assigned Note”). During the year ended March 31, 2017, the investor had converted a total of $24,308 of the face value into 189,121 shares of common stock. As of December 31, 2017, and March 31, 2017, the outstanding principal amount of the replacement note issued to Carebourn was $-0-.

The outstanding balance of the More Capital Assigned Note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. During the nine months ended December 31, 2017, More Capital converted $2,050 of the face value into 34,132,000 shares of common stock. As of December 31, 2017, and March 31, 2017, the outstanding principal amount of the More Capital Assigned Note was $-0- and $2,050, respectively.

The outstanding balance of the Carebourn Partners Assigned Note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. During the nine months ended December 31, 2017, Carebourn Partners converted $10,000 of the face value into 61,111,111 shares of common stock. As of December 31, 2017, and March 31, 2017, the outstanding principal amount of the Carebourn Partners Assigned Note was $-0- and $10,000, respectively.

On October 26, 2015, the Company issued a convertible note, with a face value of $110,000 and stated interest of 10% to a third-party investor, of which the company was to assume an OID of $10,000. The note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the lowest average of the three lowest closing bid prices for 20 days prior to conversion. The investor sold $25,000 of the note on April 27, 2016, and the Company issued a replacement note to the buyer, as described below. On June 7, 2016, the Company and the third-party investor agreed to extend the maturity of the note from July 26, 2016, to October 26, 2016, and to require daily payments of $250 per day via ACH. During the nine months ended December 31, 2017, the investor converted $78,997 of the face value and $13,950 of accrued interest into 624,136,735 shares of common stock. As of December 31, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $78,997, respectively.

On October 27, 2015, the Company issued a convertible note, with a face value of $110,000 and stated interest of 8% to a third-party investor, of which the company was to assume an OID of $10,000. The outstanding balance of this note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the lowest average of the three lowest closing bid prices for 20 days prior to conversion. During the nine months ended December 31, 2017, the investor converted $10,000 of the face value and $800 of accrued interest into 10,000,000 shares of common stock. On August 10, 2017, the Company entered into a Note Settlement Agreement, agreeing to pay $245,000 in full settlement of this note and the note issued to the same investor on February 4, 2016 (see below). The Company fully complied with its obligations under the settlement agreement, including, paying the amount owed thereunder within the time required. The Company and the lender each released the other party from all claims. As of December 31, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $110,000, respectively.

On November 18, 2015, the Company issued a replacement convertible promissory note in the face amount of $47,808, that replaced the collateralized secured convertible promissory issued on February 3, 2015, that had a remaining face value of $43,479 and accrued interest of $4,326. The replacement note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. During the year ended March 31, 2017, the investor had converted a total of $5,445 of the face value and $0 of accrued interest into 90,748,151 shares of common stock. During the nine months ended December 31, 2017, the investor converted a total of $42,363 of the face value and $10,997 of accrued interest into 133,400,350 shares of common stock. As of December 31, 2017, and March 31, 2017, the outstanding principal amount of the replacement note was $-0- and $42,363, respectively.

On November 27, 2015, the Company issued a convertible note for legal services previously provided with a face value of $27,000 and stated interest of 10% to a third-party investor. The note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 70% of the average of the three lowest closing bid prices for 10 days prior to conversion. The investor sold the note to a third party on May 3, 2017, and the Company issued a replacement note to the buyer, as described below. As of December 31, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $27,000, respectively.

On January 5, 2016, the Company issued a convertible note for legal services previously provided with a face value of $20,000 and stated interest of 10% to a third-party investor. The note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 70% of the average of the three lowest closing bid prices for 10 days prior to conversion. The investor sold the note to a third party on May 3, 2017, and the Company issued a replacement note to the buyer, as described below. As of December 31, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $20,000, respectively.

On February 4, 2016, the Company issued a convertible note, with a face value of $82,500 and stated interest of 8% to a third-party investor, of which the company was to assume an OID of $7,500 and stated interest of 8% to a third-party investor. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. On August 10, 2017, the Company entered into a Note Settlement Agreement, agreeing to pay $245,000 in full settlement of this note and the note issued to the same investor on October 27, 2015 (see above). The Company fully complied with its obligations under the settlement agreement, including, paying the amount owed thereunder within the time required. The Company and the lender each released the other party from all claims, and the lender released the pledge of the Series C Preferred Shares that were previously pledged as collateral for this note by the Company’s CEO. As of December 31, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $82,500, respectively.

On February 8, 2016, the Company issued a convertible note, with a face value of $80,000 and stated interest of 10% to a third-party investor, of which the company was to assume an original issue discount of $5,000. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion and matured on November 8, 2016. During the nine months ended December 31, 2017, the investor converted a total of $80,000 of the face value and $12,413 of accrued interest into 91,049,218 shares of common stock. As of December 31, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $80,000, respectively.

On March 24, 2016, the Company issued a convertible note, with a face value of $19,000 and stated interest of 10% to a third-party investor, of which the company received $16,000 in proceeds. The outstanding balance of this note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion and matured on December 24, 2016. During the nine months ended December 31, 2017, the investor converted a total of $19,000 of the face value and $1,586 of accrued interest into 17,755,738 shares of common stock. As of December 31, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $19,000, respectively.

On March 24, 2016, the Company issued a convertible note, with a face value of $18,000 and stated interest of 10% to a third-party investor, of which the company received $15,000 in proceeds. The note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion and a maturity date of December 24, 2016. During the nine months ended December 31, 2017, the investor converted $18,000 of the face value and $2,114 of accrued interest into 192,825,852 shares of common stock. As of December 31, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $18,000, respectively.

On April 11, 2016, the Company issued a convertible note, with a face value of $18,889 and stated interest of 10% to a third-party investor. The note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The Company received proceeds of $13,000 on April 28, 2016, after disbursements for the lender’s transaction costs, fees, and expenses. The embedded feature included in the note resulted in an initial debt discount of $17,000 an initial derivative liability expense of $11,880 and an initial derivative liability of $28,880. The investor sold the note to a third party on June 13, 2017, and the Company issued a replacement note to the buyer, as described below. As of December 31, 2017, and March 31, 2017, the outstanding principal amount of the note was $-0- and $18,889, respectively.

On April 11, 2016, the Company issued a replacement convertible promissory note (the “first replacement note”) in the face amount of $26,123, to a third-party investor that replaces part of the convertible promissory note issued on October 26, 2015, with a face value of $25,000, and accrued interest of $1,123. The note was convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also carried an interest rate of 10% per annum. The investor sold to a third party a $6,647 portion of the note on June 13, 2017, and the Company issued a replacement note (the “second replacement note”) to the buyer, as described below. For the year ended March 31, 2017, the investor converted a total of $19,476 of the face value and $3,332 of accrued interest and fees into 356,215,238 shares of common stock. As of December 31, 2017, and March 31, 2017, the outstanding principal amount of the first replacement note was $-0- and $6,647, respectively.

On June 3, 2016, the Company issued a convertible note, with a face value of $42,350 and stated interest of 12% to a third-party investor. The note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The Company received proceeds on June 3, 2016, of $35,000, after disbursements for the lender’s transaction costs, fees, and expenses. The note also requires 177 daily payments of $239 per day via ACH. For the year ended March 31, 2017, the Company paid $6,221 of the note. During the nine months ended December 31, 2017, the Company paid $362. During the nine months ended December 31, 2017, the investor converted $36,368 of the face value and $2,814 of accrued interest into 36,731,575 shares of common stock. The balance of the note as of December 31, 2017, and March 31, 2017, was $-0- and $36,129, respectively.

On May 1, 2017, the Company issued to a third-party investor, three convertible notes, two of which were for $50,000 each and one for $17,500, and three back-end convertible notes, two of which were for $50,000 each and one for $25,000. All of the notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six- month anniversary of the note the conversion price shall have ceiling of $0.0005. The three convertible notes were funded on May 1, 2017, when the Company received proceeds of $111,625, after disbursements for the lender’s transaction costs, fees and expenses of $5,875, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the three notes resulted in an initial debt discount of $117,500, an initial derivative expense of $319,692 and an initial derivative liability of $437,192. For the nine months ended December 31, 2017, amortization of the debt discounts of $83,620 was charged to interest expense. As of December 31, 2017, the outstanding principal balance of the three convertible notes was $117,500, with a carrying value of $77,745, net of unamortized discounts of $39,755. On August 8, 2017, the investor funded the $25,000 back-end note when the Company received $23,750 after disbursements for the lender’s transaction costs, fees and expenses of $1,250, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the $25,000 back-end resulted in an initial debt discount of $25,000, an initial derivative expense of $258,904 and an initial derivative liability of $283,904. For the nine months ended December 31, 2017, amortization of the debt discounts of $17,791 was charged to interest expense. As of December 31, 2017, the outstanding principal balance of the funded back-end convertible note was $25,000, with a carrying value of $16,541, net of unamortized discounts of $8,459.

On May 1, 2017, the Company issued to a third-party investor, three convertible notes, two of which were for $50,000 each and one for $17,500, and three back-end convertible notes, two of which were for $50,000 each and one for $25,000. All of the notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six- month anniversary of the note the conversion price shall have ceiling of $0.0005. The three convertible notes were funded on April 28, 2017, and May 3, 2017, when the Company received proceeds of $85,000 and $26,625, respectively, after disbursements for the lender’s transaction costs, fees and expenses of $5,875, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the three notes resulted in an initial debt discount of $117,500, an initial derivative expense of $319,692 and an initial derivative liability of $437,192. For the nine months ended December 31, 2017, amortization of the debt discounts of $123,375 was charged to interest expense. During the nine months ended December 31, 2017, the investor converted $117,500 of the face value and $5,257 of accrued interest into 125,050,741 shares of common stock. As of December 31, 2017, the outstanding principal balance of the three convertible notes was $-0-. On August 8, 2017, the investor funded the $25,000 back-end note when the Company received $23,750 after disbursements for the lender’s transaction costs, fees and expenses of $1,250, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the $25,000 back-end resulted in an initial debt discount of $25,000, an initial derivative expense of $258,904 and an initial derivative liability of $283,904. For the nine months ended December 31, 2017, amortization of the debt discounts of $17,791 was charged to interest expense. As of December 31, 2017, the outstanding principal balance of the funded back-end convertible note was $-0-.

On May 2, 2017, the Company issued a convertible note for legal services previously provided with a face value of $23,000 and stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 70% of the average of the three lowest closing bid prices for 10 days prior to conversion. The embedded conversion feature included in the note resulted in an initial debt discount of $15,715 and an initial derivative liability of $15,715. The investor sold the note to a third party on May 3, 2017, and the Company issued a replacement note to the buyer, as described below. For the nine months ended December 31, 2017, amortization of the debt discount of $15,715 was charged to interest expense.

On May 3, 2017, the Company issued a convertible promissory note, with a face value of $124,775 and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety days following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on May 4, 2017, when the Company received proceeds of $100,000, after OID of $16,275 and disbursements for the lender’s transaction costs, fees and expenses of $8,500, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $108,500, an initial derivative expense of $104,007 and an initial derivative liability of $212,507. For the nine months ended December 31, 2017, amortization of the debt discounts of $133,275 was charged to interest expense. The note also requires 240 daily payments of $520 per day via ACH. For the nine months ended December 31, 2017, the Company paid $29,120. During the nine months ended December 31, 2017, the investor converted a total of $95,655 of the face value and $4,145 of accrued interest into 68,245,001 shares of common stock. As of December 31, 2017, the outstanding principal balance of the note was $-0-.

On May 3, 2017, the Company issued three replacement notes to a third-party investor. The replacement notes were in the amounts of $22,000, $29,700 and $25,300, respectively, and replaced notes issued in the amounts of $20,000, $27,000 and $23,000, respectively, all due May 3, 2018. The three replacement notes have a stated interest of 8% and each note is convertible at any time into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six- month anniversary of the notes the conversion price shall have ceiling of $0.0005. The embedded conversion feature included in the three replacement notes resulted in an initial debt discount of $77,000, an initial derivative expense of $158,790 and an initial derivative liability of $235,790. For the nine months ended December 31, 2017, amortization of the debt discount of $51,761 was charged to interest expense. As of December 31, 2017, the principal balance of the three replacement notes in the aggregate is $77,000 with a carrying value of $51,761, net of unamortized discounts of $25,239.

On June 8, 2017, the Company issued to a third-party investor a convertible promissory note for $140,750 and a back-end convertible note for $140,750. The notes mature on June 8, 2018, have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six-month anniversary of the note the conversion price shall have ceiling of $0.0005. The note was funded on June 15, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses of $5,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $140,750, an initial derivative expense of $454,574 and an initial derivative liability of $595,324. For the nine months ended December 31, 2017, amortization of the debt discounts of $83,718 was charged to interest expense. As of December 31, 2017, the principal balance of the note is $140,750 with a carrying value of $77,968, net of unamortized discounts of $62,782. On August 8, 2017, the investor funded the $140,750 back-end note when the Company received $135,000 after disbursements for the lender’s transaction costs, fees and expenses of $5,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the back-end resulted in an initial debt discount of $140,750, an initial derivative expense of $1,454,021 and an initial derivative liability of $1,594,771. For the nine months ended December 31, 2017, amortization of the debt discounts of $83,718 was charged to interest expense. As of December 31, 2017, the outstanding principal balance of the back-end convertible note was $140,750 with a carrying value of $77,968, net of unamortized discounts of $62,782.

On June 8, 2017, the Company issued to a third-party investor a convertible promissory note for $140,750 and a back-end convertible note for $140,750. The notes mature on June 8, 2018, have a stated interest of 8% and each note is convertible at any time following the funding of such note, convertible into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six-month anniversary of the note the conversion price shall have ceiling of $0.0005. The note was funded on June 15, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses of $5,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $140,750, an initial derivative expense of $454,574 and an initial derivative liability of $595,324. For the nine months ended December 31, 2017, amortization of the debt discount of $83,718 was charged to interest expense. As of December 31, 2017, the principal balance of the note is $140,750 with a carrying value of $77,968, net of unamortized discounts of $62,782. On August 8, 2017, the investor funded the $140,750 back-end note when the Company received $135,000 after disbursements for the lender’s transaction costs, fees and expenses of $5,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the back-end resulted in an initial debt discount of $140,750, an initial derivative expense of $1,454,021 and an initial derivative liability of $1,594,771. For the nine months ended December 31, 2017, amortization of the debt discount of $80,540 was charged to interest expense. As of December 31, 2017, the outstanding principal balance of the back-end convertible note was $140,750 with a carrying value of $77,968, net of unamortized discounts of $62,782.

On June 9, 2017, the Company issued a convertible promissory note, with a face value of $165,025 and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety days following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on May 12, 2017, when the Company received proceeds of $135,000, after OID of $21,525, and disbursements for the lender’s transaction costs, fees and expenses of $8,500, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $143,500, an initial derivative expense of $134,496 and an initial derivative liability of $277,996. For the nine months ended December 31, 2017, amortization of the debt discounts of $119,477 was charged to interest expense. The note also requires 240 daily payments of $680 per day via ACH. For the nine months ended December 31, 2017, the Company paid $21,760. During the nine months ended December 31, 2017, the investor converted a total of $90,700 of the face value into 81,000,000 shares of common stock. As of December 31, 2017, the outstanding principal balance of the note was $52,565 with a carrying value of a debit balance of $1,483, net of unamortized discounts of $54.048.

On June 13, 2017, an investor purchased a $6,879 portion of a collateralized secured convertible replacement promissory issued on April 11, 2016, that had a remaining face value of $6,646 and accrued interest of $233. The purchased note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. During the nine months ended December 31, 2017, the investor converted a total of $6,879 of the face value into 8,388,719 shares of common stock. As of December 31, 2017, the outstanding principal amount of the purchased note was $-0-.

On June 13, 2017, an investor purchased a $21,056 portion of a collateralized secured convertible promissory issued on April 11, 2016, that had a remaining face value of $18,889 and accrued interest of $2,167. The purchased note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. During the nine months ended December 31, 2017, the investor converted a total of $21,056 of the face value into 18,151,715 shares of common stock. As of December 31, 2017, the outstanding principal amount of the purchased note was $-0-.

On June 13, 2017, an investor purchased a $70,907 portion of a convertible promissory note issued on August 17, 2015. During the nine months ended December 31, 2017, the investor converted a total of $70,096 of the face value into 129,152,419 shares of common stock. As of December 31, 2017, the outstanding principal amount of the purchased note was $-0-.

On June 23, 2017, the Company issued a convertible promissory note, with a face value of $262,775 and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety days following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on June 23, 2017, when the Company received proceeds of $220,000, after OID of $34,275, and disbursements for the lender’s transaction costs, fees and expenses of $8,500, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $228,500, an initial derivative expense of $187,733 and an initial derivative liability of $416,233. For the nine months ended December 31, 2017, amortization of the debt discounts of $143,927 was charged to interest expense. The note also requires 180 daily payments of $1,460 per day via ACH. For the nine months ended December 31, 2017, the Company paid $35,040. No payments have been made since August 9, 2017, and the Company is in default of the note. As of December 31, 2017, the outstanding principal balance of the note was $227,735 with a carrying value of $100,387, net of unamortized discounts of $127,348.

On August 1, 2017, the Company issued a convertible promissory note, with a face value of $181,700, maturing on February 1, 2018, (the “Maturity Date”) and stated interest of 10% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices quoted for the 20 days prior to conversion. The note was funded on August 3, 2017, when the Company received proceeds of $150,000, after OID of $23,700, and disbursements for the lender’s transaction costs, fees and expenses of $8,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $158,000, an initial derivative expense of $104,654 and an initial derivative liability of $262.654. For the nine months ended December 31, 2017, amortization of the debt discounts of $139,102 was charged to interest expense. The note also requires daily ACH payments beginning on September 5, 2017, in the amount equal to the remaining balance on September 5, 2017, divided by the remaining days to the Maturity Date, no payments have been made and the Company is in default of the note. During the nine months ended December 31, 2017, the investor converted $130,351 of the note in exchange for 141,330,143 restricted shares of common stock. As of December 31, 2017, the note balance is $51,349 with a carrying value of $751, net of unamortized discounts of $50,598.

On August 7, 2017, the Company issued a convertible promissory note, with a face value of $223,422, maturing on August 7, 2018, and stated interest of 10% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices for the 20 days prior to conversion. The note was funded on August 9, 2017, when the Company received proceeds of $186,280, after OID of $29,142, and disbursements for the lender’s transaction costs, fees and expenses of $8,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $194,280, an initial derivative expense of $112,250 and an initial derivative liability of $306,530. For the nine months ended December 31, 2017, amortization of the debt discounts of $92,569 was charged to interest expense. The note also requires 240 daily payments of $931 per day via ACH, no payments have been made and the Company is in default of the note. As of December 31, 2017, the note balance is $223,422 with a carrying value of $84,569, net of unamortized discounts of $138,853.

On September 1, 2017, an investor purchased a $34,889 portion of a collateralized secured convertible promissory issued on January 19, 2015, that had a remaining face value of $14,712 and accrued interest of $20,177. The purchased note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum. During the nine months ended December 31, 2017, the investor converted $34,889 of the note in exchange for 26,431,060 shares of common stock As of December 31, 2017, the outstanding principal amount of the purchased note was $-0-.

On October 12, 2017 (the “Issue Date”), the Company issued a convertible promissory note, with a face value of $40,111 maturing October 12, 2018, and stated interest of 12% to a third-party investor. The note is convertible at any time following ninety (90) days after the Issue Date of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices for the 20 days prior to conversion. The embedded conversion feature included in the note resulted in an initial debt discount of $40,111, an initial derivative expense of $35,941 and an initial derivative liability of $76,052. . For the nine months ended December 31, 2017, amortization of the debt discounts of $8,914 was charged to interest expense. As of December 31, 2017, the note balance of this note is $40,111 with a carrying value of $8,914, net of unamortized discounts of $31,197.

On November 1, 2017, the Company issued a convertible promissory note, with a face value of $239,200 maturing November 1, 2018, and stated interest of 12% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices for the 20 days prior to conversion. The note was funded on November 1, 2017, when the Company received proceeds of $200,000, after OID of $31,200, and disbursements for the lender’s transaction costs, fees and expenses of $8,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $208,000, an initial derivative expense of $233,718 and an initial derivative liability of $441,718. For the nine months ended December 31, 2017, amortization of the debt discounts of $41,200 was charged to interest expense. The note also requires 240 daily payments of $997 per day via ACH, no payments have been made and the Company is in default of the note. As of December 31, 2017, the note balance is $239,200 with a carrying value of $33,200, net of unamortized discounts of $206,000.

On November 9, 2017, the Company issued a convertible promissory note, with a face value of $120,750, maturing on May 1, 2018, (the “Maturity Date”) and stated interest of 10% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices quoted for the 20 days prior to conversion. The note was funded on November 10, 2017, when the Company received proceeds of $100,000, after OID of $15,750, and disbursements for the lender’s transaction costs, fees and expenses of $5,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $105,000, an initial derivative expense of $41,897 and an initial derivative liability of $146,897. For the nine months ended December 31, 2017, amortization of the debt discounts of $18,164 was charged to interest expense. The note also requires daily payments of $503 until the note is paid in full, no payments have been made and the Company is in default of the note. As of December 31, 2017, the note balance is $120,750 with a carrying value of $13,164, net of unamortized discounts of $107,586.

On December 26, 2017, the Company issued a convertible promissory note, with a face value of $120,750 and stated interest of 12% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices for the 20 days prior to conversion. The note was funded on December 27, 2017, when the Company received proceeds of $100,000, after OID of $15,750, and disbursements for the lender’s transaction costs, fees and expenses of $5,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $105,000, an initial derivative expense of $93,767 and an initial derivative liability of $198,767. For the nine months ended December 31, 2017, amortization of the debt discounts of $1,746 was charged to interest expense. The note also requires 240 daily payments of $503 per day via ACH, no payments have been made and the Company is in default of the note. As of December 31, 2017, the note balance is $120,750, with a carrying value of a debit balance of $3,254, net of unamortized discounts of $124,004.

A summary of the convertible notes payable balance as of December 31, 2017, and March 31, 2017 is as follows:

	December 31, 2017	March 31, 2017
Principal balance	$1,993,753	$1,311,163
Unamortized discounts	(1,195,956)	(39,436)
Ending balance, net	$797,797	$1,271,727

The following is a roll-forward of the Company’s convertible notes and related discounts for the year ended March 31, 2017, and the nine months ended December 31, 2017:

	Principal Balance	Debt Discounts	Total
Balances April 1, 2016	$1,385,974	$(531,578)	$854,396
New issuances	62,362	(61,239)	1,123
Liquidated damages added to note	30,000	-	30,000
Conversions	(154,949)	-	(154,949)
Cash payments	(12,224)	-	(12,224)
Amortization	-	533,381	533,381
Balance at March 31, 2017	1,311,163	(39,436)	1,271,727
New issuances	2,378,873	(2,515,972)	(137,099)
Liquidated damages added to note	42,504	(42,144)	360
Conversions	(1,470,005)	-	(1,470,005)
Cash payments	(268,782)	-	(268,782)
Amortization	-	1,401,597	1,401,597
Balance at December 31, 2017	$1,993,753	$(1,195,956)	$797,797

NOTE 6 - Derivative liabilities

The Company determined that the conversion features of the convertible notes represented embedded derivatives since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature is bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments is recorded as liabilities on the balance sheet with the corresponding amount recorded as a discount to each Note, with any excess of the fair value of the derivative component over the face amount of the note recorded as an expense on the issue date. Such discounts are amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the derivative liabilities are recorded in other income or expenses in the condensed statements of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. See Note 5.

The Company valued the derivative liabilities at December 31, 2017, and March 31, 2017, at $5,331,567 and $1,645,015, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions as of December 31, 2017, risk-free interest rates from 1.06% to 1.28% and volatility of 140% to 260%, and the following assumptions for the year ended March 31, 2017; risk-free interest rates from .76% and volatility of 225%.

A summary of the activity related to derivative liabilities for the nine months ended on December 31, 2017, and the year ended on March 31, 2017, is as follows:

	December 31, 2017	March 31, 2017
Beginning Balance	$1,654,015	$1,955,721
Initial Derivative Liability	8,472,521	95,553
Reclassification for note conversions	(7,200,168)	(289,603)
Fair Value Change	2,405,199	(107,656)
Ending Balance	$5,331,567	$1,654,015

Derivative liability expense of $8,603,969 for the nine months ended December 31, 2017, consisted of the initial derivative expense of $6,198,770 and the above fair value change of $2,405,199. A credit for derivative liability expense of $67,603 for the year ended March 31, 2017, consisted of the initial derivative expense of $40,053 and the above fair value change of $107,656.

NOTE 7 - Stockholders' Deficit

Preferred Stock

10,000,000 shares of preferred stock, $0.0001 par value have been authorized.

Series A Convertible Preferred Stock.

5,000,000 shares of preferred stock are designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”). Each share of Series A Convertible Preferred Stock is convertible at the election of the holder into 0.004 shares of common stock, subject to a 4.9% beneficial ownership limitation, but has no voting rights until converted into common stock. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the outstanding shares of Series A Convertible Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, whether from capital, surplus funds or earnings, and before any payment is made in respect of the shares of Common Stock, an amount equal to $2.50 per share of Series A Convertible Preferred Stock, subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like with respect to the Series A Convertible Preferred Stock, plus any and all accrued but unpaid dividends. The holders of Series A Convertible Preferred Stock are entitled to dividends when declared by the board of directors. As of December 31, 2017, and March 31, 2017, there are no shares of Series A Preferred Stock outstanding.

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

Also, on July 20, 2015, the Company entered into a Settlement Agreement (the "Whonon Settlement Agreement") with Whonon Trading S. A., lender and preferred shareholder of the Company ("Whonon"). Whonon owns 1,783,000 shares of the Company's shares of Series A Convertible Preferred Stock. Pursuant to the Whonon Settlement Agreement, Whonon agreed to immediately return the 1,783,000 shares of Series A Preferred Stock to the Company for cancellation and the Company agreed to issue 678 shares of common stock to Whonon. As of December 31, 2017, Micro-Tech and Whonon have not yet tendered their preferred stock certificates for cancellation and the Company has not issued the shares of common stock. As of December 31, 2017, and March 31, 2017, the Company has included 997 shares as common stock to be issued.

Series B Preferred Stock

350,000 shares of preferred stock are designated as Series B Preferred Stock. Each share of Series B Preferred Stock is convertible at the election of the holder into .004 shares of common stock, subject to a 4.9% beneficial ownership limitation. Series B Preferred Stock has no voting rights until converted into common stock. The holders of the Series B Preferred Stock do not have any rights to dividends or any liquidation preferences. As of December 31, 2017, and March 31, 2017, there are 264,503 shares of Series B Preferred Stock outstanding.

On June 2, 2015, the Company entered into an Asset Purchase Agreement with Dependable Critical Infrastructure, Inc., f/k/a DTREDS Consolidated Inc., a Delaware corporation ("DCI"), and Viking Telecom Services, LLC, a Minnesota limited liability company ("Viking"). Pursuant to the Agreement, the parties agreed that the Company would purchase assets of DCI relating to Viking which DCI had acquired from Viking (general intangibles, including contract rights, office furniture totaling $7,392, IBM server, 2011 Chevrolet Silverado 2500 Diesel truck for $35,608, and accounts receivable after January 1, 2015 totaling $0), in consideration of the Company (1) assuming limited liabilities associated with Viking (loan payment for Chevrolet truck with a principal balance of $36,202, loan payment to Joshua Claybaugh of $5,000 per month for 11 months totaling $55,000), (2) issuing the owners of DCI a total of 2,489 shares of Company common stock valued at $740,000, and (3) paying DCI $200,000, which was paid on June 19, 2015, and an initial deposit of $59,204. Since the Company’s CEO owned approximately 30% of DCI, the Company recorded a loss on the acquisition of $1,044,817 for the year ended March 31, 2016. On July 9, 2015, the Company issued a total of 1,208 and reserved 224 shares of common stock and 264,503 shares of Series B Preferred Stock to the owners of DCI. The shares of Series B Preferred Stock are convertible into 1,048 shares of common stock (ignoring the 4.9% conversion limitation in the Series B designation of rights). The 224 shares reserved for issuance are included in common stock to be issued as of December 31, 2017, and March 31, 2017.

Series C Preferred Stock

1,000,000 shares of preferred stock are designated as Series C Preferred Stock. Each share of Series C Preferred stock is convertible at the election of the holder into 100 shares of common stock. On October 23, 2015, (the “Amendment Date”), the Company amended the terms and conditions of the Series C Preferred stock, whereby each share of Series C Preferred stock entitles the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company. The Company determined that on the Amendment Date, the amended voting rights of the preferred stock resulted in a change of control of the Company. The holders of the Series C Preferred stock do not have any rights to dividends or any liquidation preferences. During the year ended March 31, 2016, the Company's CEO and another shareholder returned a total of 12,791 shares of common stock to the Company for cancellation in exchange for the issuance of 319,768 shares of Series C Preferred Stock. As of December 31, 2017, and March 31, 2017, there are 319,768 shares of Series C preferred stock outstanding, of which 223,768 shares are owned by our Chairman and CEO, Dr. Thomas Cellucci. As collateral security on certain obligations of the Company, Dr. Cellucci pledged 111,884 of his shares of Series C Preferred Stock to the holder of certain convertible promissory notes (see Notes 6).

Common stock

On May 31, 2016, the registrant filed Articles of Amendment to increase the number of shares of common stock the corporation is authorized to issue to 10,000,000,000.

On June 17, 2016, the Financial Industry Regulatory Authority ("FINRA") announced the registrant's 1: 2,500 reverse stock split of the registrant's common stock. The reverse stock split took effect on June 20, 2016. Share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

During the year ended March 31, 2017, the Company issued 2,042,701,037 shares of common stock for conversion of $154,949 of principal and $47,537 of accrued interest, for a total of $202,486.

On August 1, 2016, the Company entered into a consulting agreement with YKTG, LLC ("YKTG"), pursuant to which YKTG would, in consideration of the issuance of 10,000,000 shares of Company common stock, assist in the selection and management of subcontractors for new and forthcoming POs from major telecom carries (Verizon, Sprint, AT&T, etc.), offer PMO skills, systems, tools, and advice to the Company and the Company's strategic alliance partners, provide sales personnel and management to assist the Company with obtaining additional telecom purchase orders, provide sales leads for government telecom applications, assist the Company to drive sales for its existing indefinite delivery/indefinite quantity ("IDIQ") contracts, and assist the Company in updating its five-year strategic business plan. On August 3, 2016, the Company issued the 10,000,000 shares to YKTG. The Company valued the shares at $0.0071 per share (the market price on the date of the consulting agreement), and recorded stock compensation expense of $71,000 for the year ended March 31, 2017.

During the nine months ended December 31, 2017, the Company issued 5,986,966,629 shares of common stock for conversion of $1,470,005 of principal and $181,186 of accrued interest, for a total of $1,651,191.

As of December 31, 2017, there were 8,040,670,036 shares of common stock issued and outstanding and 1,221 shares of common stock to be issued.

Stock Options

On July 23, 2015 (the “Grant Date”), the Company granted non-qualified stock options to two of its directors as compensation for their services. The directors are entitled to purchase a total of thirty (30) shares each of restricted common stock for a price equal to $250.00 per share (Exercise Price), exercisable over a ten-year period thereafter. The options vested in 12 months. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month anniversary of the Grant Date being referred to as the "Vesting Period"). As of December 31, 2017, none of the options have been exercised. The total fair value of these options at the date of grant was estimated to be $15,750 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk-free interest rate of 2.28%, a dividend yield of 0% and expected volatility of 230.55%. For the nine months ended December 31, 2017, and 2016, the Company has included $-0- and $3,936, respectively, as stock-based compensation expense based on the periods when options vested.

On August 26, 2015 (the “Grant Date”), the Company granted non-qualified stock options to a member of its board of directors as compensation for his services. The director is entitled to purchase a total of thirty (30) shares of restricted common stock for a price equal to $250.00 per share (Exercise Price), exercisable over a ten-year period thereafter. The option shall be vested during the 12-month period. As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows: (i) 25% of the Option in the aggregate may be exercised upon the mutual execution of this Agreement (ii) 50% of the Option in the aggregate may be exercised on or after the four month anniversary of the Grant Date; (iii) 75% of the Option in the aggregate may be exercised on or after the eight month anniversary of the Grant Date; and (iv) 100% of the Option in the aggregate may be exercised on or after the twelve month anniversary of the Grant Date (the twelve month period commencing on the Grant Date and ending on the twelve month  anniversary of the Grant Date being referred to as the "Vesting Period"). As of December 31, 2017, none of the options have been exercised. The total fair value of these options at the date of grant was estimated to be $5,775 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk-free interest rate of 2.18%, a dividend yield of 0% and expected volatility of 230.25%. For the nine months ended December 31, 2017, and 2016, the Company has included $-0- and $1,444, respectively, as stock-based compensation expense. For the year ending March 31, 2017, the Company has recorded $1,444 as stock based compensation expense.

The following table summarizes activities related to stock options of the Company for the year ended March 31, 207, and the nine months ended December 31, 2017:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Life (Years)
Outstanding at March 31, 2016	102	$1,103	8.94
Exercisable at March 31, 2016	80	$1,338	-
Outstanding at March 31, 2017	102	$1,103	7.94
Outstanding and exercisable at December 31, 2017	102	$1,103	7.19

The following table summarizes stock option information as of December 31, 2017:

Exercise Prices	Outstanding	Weighted Average Contractual Life	Exercisable
$7,500	12	4.13 Years	12
$250	90	7.60 Years	90
Total	102	7.19 Years	102

Warrants

On March 27, 2015, the Company granted a non-qualified cashless stock warrant to its officer as compensation for his services. The officer is entitled to purchase a total of one thousand two hundred (1,200) shares of restricted common stock for a price equal to $750 per share (Exercise Price), exercisable over a five-year period thereafter. The total fair value of these options at the date of grant was estimated to be $813,827 and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk-free interest rate of 1.42%, a dividend yield of 0% and expected volatility of 207.12%. As of December 31, 2017, the warrants to purchase 1,200 shares of common stock are outstanding and exercisable.

On August 17, 2015, the Company issued 2,063 warrants in conjunctions with a convertible note issued by the Company with an estimated value of $412,698. The warrants have an exercise price of $270, subject to adjustment, and expire on August 17, 2020. As of December 31, 2017, the warrants to purchase 2,063 shares of common stock are outstanding and exercisable.

For the nine months ended December 31, 2017, the Company did not grant any warrants, and there were no exercises of any existing warrants. The following table summarizes the activity related to warrants of the Company for the year ended March 31, 2017, and the nine months ended December 31, 2017:

	Number of Warrants	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Life (Years)
Outstanding and exercisable at March 31, 2016	3,263	$447	4.24
Outstanding and exercisable at March 31, 2017	3,263	$447	3.24
Outstanding and exercisable at December 31, 2017	3,263	$447	2.49

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

On June 6, 2017, the Company entered into an exclusive one-year Strategic Alliance Agreement with HelpComm, a telecom construction services corporation located in Manassas, Virginia, pursuant to which (i) the Company will provide at least $200,000 in business expansion funding to HelpComm within ten (10) business days of execution of the agreement, and 40% of profits from services performed by HelpComm pursuant to receipt of the expansion funding from the Company will be allotted to the Company, (ii) the Company will provide HelpComm up to an additional $100,000 of expansion funding per fiscal quarter, (ii) HelpComm will provide job-related purchase orders to the Company for administration, accounting and fund distribution, (iii) the Company will provide project management and sales services to HelpComm, and (iv) the parties will support each other’s marketing and promotional efforts. The Company remitted the $200,000 to HelpComm on June 26, 2017 and has recorded $200,000 as intangible assets on the balance sheet included herein. For the nine months ended December 31, 2017, the Company has recorded $113,973 of amortization regarding the exclusive rights of the agreement. On September 20, 2017, the Company entered into a Letter of Intent to acquire HelpComm, and on January 12, 2018, with an effective date of January 1, 2018, the Company acquired HelpComm (see Note 9).

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

On August 2, 2017, the Company entered into a Strategic Alliance Agreement, dated August 3, 2017, with ProActive IT (“ProActive”), an Illinois corporation that provides information technology products and services, designating ProActive as the Company’s sales agent for government departments/agencies/units and privately owned and publicly traded companies within the State of Illinois, and providing for the cross-promotion of the parties’ products and services. As of December 31, 2017, the Company has not recognized any revenue or expenses related to this agreement.

On August 10, 2017, the Company entered into a Strategic Alliance Agreement, dated August 10, 2017, with CrucialTrak Inc. (“CrucialTrak”), a Texas corporation engaged in providing identification technology that delivers improved security with effective use of servers and workstations for the purpose of identifying those entering a building, office or other secured space. The Strategic Alliance Agreement designates the Company as the project-based business partnership channel for government departments, agencies and units for the purpose of promoting CrucialTrak’s relevant products and service solutions delivered through CrucialTrak’s designated distribution affiliate(s) or channel(s). As of December 31, 2017, the Company has not recognized any revenue or expenses related to this agreement.

On August 25, 2017, the Company entered into a Strategic Alliance Agreement, dated August 24, 2017, with AmbiCom Holdings Inc. (“AMBICOM”), a Nevada corporation engaged in acquiring and investing in technology, designating the Company as AMBICOM’s non-exclusive sales lead finder and project-based business partnership channel for governmental and non-governmental departments, agencies and units, for the purpose of promoting AMBICOM’S technologies, and pursuant to which AMBICOM will cross-promote the Company’s products and services, the Company will investigate and propose new joint investment opportunities for AMBICOM and the Company, and the Company will be paid sales commissions for clients introduced to AMBICOM by the Company. As of December 31, 2017, the Company has not recognized any revenue or expenses related to this agreement.

On September 5, 2017, the Company entered into a Strategic Alliance Agreement with DarkPulse Technology Holdings, Inc. (“DarkPulse”), a New York corporation engaged in manufacturing hardware and software based on its BOTDA (Brillouin Optical Time Domain Analysis) technology, designating the Company as DarkPulse’s project-based partnership channel for government and non-governmental departments, agencies and units, for the purpose of promoting DarkPulse’s products, and pursuant to which DarkPulse will cross-promote the Company’s products and services, and the Company will be paid sales commissions for clients introduces to DarkPulse by the Company. As of December 31, 2017, the Company has not recognized any revenue or expenses related to this agreement.

On October 10, 2017, the Company entered into a Letter of Intent (the “LOI”) with CrucialTrak to form a joint venture entity, subject to the execution of definitive agreement(s) formalizing the joint venture, and pursuant to which the parties will use their reasonable best efforts to negotiate in good faith the definitive agreement(s), which among other standard terms and conditions, shall contain the following provisions: (1) the joint venture will be owned 65% by CrucialTrak and 35% by the Company, (2) the Company will provide the joint venture a line of credit for up to $5,000,000, repayable with annual interest not exceeding 8%, for the period of 18 months beginning November 1, 2017, and on terms mutually agreeable to the joint venture and the Company, and (3) the joint venture will have a first right of refusal on access to all formally reported projects and the right to distribute CrucialTrak’s products in the government, military and critical infrastructure/key resources market segments. As of December 31, 2017, the Company has not recognized any revenue or expenses related to this agreement.

On October 19, 2017, the Company entered into an Addendum (the “Addendum”) to the Strategic Alliance Agreement with DarkPulse, pursuant to which Addendum the Company shall receive 20% of project revenue for DarkPulse’s “Five Deployments Eurasian Mining Project,” and 10% of project revenue for two additional DarkPulse agency agreements more specifically described in the Addendum. As of December 31, 2017, the Company has not recognized any revenue or expenses related to this agreement.

On October 25, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Johnny Bolton (the “Seller”), the owner of HelpComm, a telecom construction services corporation located in Manassas, Virginia, to purchase HelpComm from the Sellers in exchange for $25,000 of cash and 100,000 shares of Series D Convertible Preferred Stock (the “Acquisition”). Each share of Series D Convertible Preferred Stock is convertible into a number of shares of Company common stock equal to $24.00 divided by the volume-weighted average price of the common stock as reported on OTCMarkets.com on the trading day immediately preceding conversion. On January 12, 2018, the Company and the Seller, entered into an Amended and Restated Stock Purchase Agreement (the “Amended Agreement”), amending the Stock Purchase Agreement to (i) add Johnathan Bolton (“Jonathan”) as a seller (the seller and Jonathan are referred to as the “Sellers”) of HelpComm, (ii) add an option to purchase pursuant to which the Corporation shall have the right to purchase 8760, LLC, a Virginia limited liability company (“8760, LLC”), for $100.00 at any time in the Corporation’s discretion, (iii) update certain exhibits and schedules to the Stock Purchase Agreement, and (iv) make the effective date of the Acquisition January 1, 2018.

On October 25, 2017, the Company entered into a Strategic Market Alliance Agreement with NeQter Labs (“NeQter”), a New York corporation engaged in building solutions for NIST compliance needs and appliances that are designed to improve security via monitoring login access and other control services, designating the Company as NeQter’s sales agent for government departments, agencies and units and public and private small to medium-sized businesses for the purpose of promoting NeQter’s products, and pursuant to which NeQter will cross-promote the Company’s products and services, and the Company will receive a 15% discount off the purchase price of NeQter products for resale to Bravatek’s customers. As of December 31, 2017, the Company has not recognized any revenue or expenses related to this agreement.

On November 1, 2017, the Company entered into a Strategic Alliance Agreement with IDdriven, Inc. (“IDdriven”), a Nevada corporation engaged in the business of providing identity and access management software to increase data security, designating the Company as IDdriven’s project-based business partnership channel for governmental and non-governmental departments, agencies and units, for the purpose of promoting IDdriven’s products, and pursuant to which IDdriven will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 15%-20% of project revenue for clients introduced to IDdriven by the Company. As of December 31, 2017, the Company has not recognized any revenue or expenses related to this agreement.

On December 13, 2017, the Company entered into a Strategic Alliance Agreement with Cobweb Security Ltd (“Cobweb Security”), an Israeli corporation engaged in providing website security for small and medium businesses as well as for hosting companies, designating the Company as Cobweb Security’s project-based business partnership channel for small and medium businesses and hosting companies for the purpose of promoting Cobweb Security’s products and services, and pursuant to which Cobweb Security will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 15%-20% of project revenue for clients introduced by the Company and registered with Cobweb Security via its system, and delivered through the Company or a Cobweb Security-designated distribution affiliate or sales channel. As of December 31, 2017, the Company has not recognized any revenue or expenses related to this agreement.

On December 13, 2017, the Company entered into a Strategic Alliance Agreement with QBRICS, Inc. (“QBRICS"), a corporation organized under the laws of Delaware engaged in providing customized private blockchain platforms and solutions for governmental and non-governmental departments / agencies / units for the purpose of promoting QBRICS’s relevant capabilities, products and/or service solutions, and pursuant to which QBRICS will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with QBRICS, and delivered through the Company or a QBRICS-designated distribution affiliate or sales channel. As of December 31, 2017, the Company has not recognized any revenue or expenses related to this agreement.

Effective December 21, 2017, the Company entered into a Joint Venture Agreement (the “Agreement”) with DarkPulse, pursuant to which (1) the parties will form a joint venture limited liability company in Delaware to develop, market and sell products and services based on Dark Pulse’s patented BOTDA dark-pulse technology (the “Technology”) to be owned 40% by the Company and 60% by Dark Pulse (the “JV”); (2) the Company shall fund $10,000 in initial capital to the JV; and (3) and the JV shall have an irrevocable royalty-free non-exclusive license to use the Technology in the North America, Asia and European government, military and CI/KR (Critical Infrastructure / Key Resources) market segments. While DarkPulse has a controlling financial interest in the JV, the Company and DarkPulse jointly manage the JV and any significant decisions and/or actions of the JV require the mutual consent of both parties. Therefore, the Company is accounting for its 40% ownership interest in the JV using the equity method of accounting. The JV is a related party to the Company. As of December 31, 2017, the JV owes the Company $10,000 which is included in accounts receivable, related parties on the balance sheet presented herein.

Effective December 21, 2017, the Company entered into a Joint Venture Agreement (the “Agreement”) with The Go Eco Group, a corporation organized under the laws of the State of Nevada (“LIBE”), pursuant to which (1) the parties will form a joint venture limited liability company in Delaware to develop, market and sell products, services and technology based on a web-enabled Light Guard System (the “System”), (2) the joint venture will be owned 35% by the Company and 65% by LIBE; (3) the Company shall fund $25,000 in initial capital to the joint venture; and (4) the joint venture shall have an irrevocable royalty-free non-exclusive license to use all of LIBE’s direct and/or licensed intellectual property necessary for the joint venture to develop and sell the System. Based on the lack of any developments in the joint venture and LIBE’s non-performance, the Company has recognized a loss of investment in the joint venture of $25,000 for the nine months ended December 31, 2017, which is included in Other expenses in the accompanying statement of operations. For the nine months ended December 31, 2017, the Company billed LIBE $30,000 which is included in Sales, related party on the financial statements. As of December 31, 2017, the Company recorded an allowance for doubtful accounts of $30,000 related to this account receivable. For the nine months ended December 31, 2017, the Company billed LIBE $30,000 which is included in Sales, related party on the financial statements. As of December 31, 2017, management recorded an allowance for doubtful accounts of $30,000. The Compny has engaged a third party to pursue the collection of the $30,000.

Management and the Board of Directors believes it is owed monies in the following amounts, by the following firms, for breaches of executed agreements of the given party. None of the amounts below are included in the assets of the Company’s balance sheet. In April 2018, the Company engaged a third party to pursue collections of the following:

DTREDS, LLC	$1,376,167
YKTG LLC	4,857,441
TOTAL	$6,233,608

NOTE 9 – Acquisition of HELPCOmm, Inc.

On October 25, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Johnny Bolton (the “Johnny” or the “Seller”), the owner of HelpComm, a telecom construction services corporation located in Manassas, Virginia, to purchase HelpComm from the Seller in exchange for $25,000 of cash and 100,000 shares of Series D Convertible Preferred Stock (the “Acquisition”). Each share of Series D Convertible Preferred Stock is convertible into a number of shares of Company common stock equal to $24.00 divided by the volume-weighted average price of the common stock as reported on OTCMarkets.com on the trading day immediately preceding conversion.

On January 12, 2018, the Company and the Seller, entered into an Amended and Restated Stock Purchase Agreement (the “Amended Agreement”), amending the Stock Purchase Agreement to (i) add Johnathan Bolton (“Jonathan”) as a seller (the Johnny and Jonathan are referred to as the “Sellers”) of HelpComm, (ii) add an option to purchase pursuant to which the Corporation shall have the right to purchase 8760, LLC, a Virginia limited liability company (“8760, LLC”), for $100.00 at any time in the Corporation’s discretion, (iii) update certain exhibits and schedules to the Stock Purchase Agreement, and (iv) make the effective date of the Acquisition January 1, 2018.

Pursuant to the Amended Agreement, the Company purchased from the Sellers all of the issued and outstanding shares of stock of HelpComm effective as of January 1, 2018, in consideration of the payment of $25,000 to the Sellers and the issuance of 100,000 shares of Series D Preferred Stock of the Company to the Sellers, and the Company acquired the option to purchase 8760, LLC for $100. The entity 8760, LLC owns the real property from which HelpComm operates its business, and is subject to loan agreements, guaranteed by the Small Business Administration, which prohibit (i) any express change of ownership of 8760, LLC, or (ii) any disposition of 8760, LLC assets, including any real property, prior to repayment of the loans.

Based on the fair value of the 100,000 shares of Series D Convertible Preferred Stock of $1,564,319, the 8760, LLC purchase option and the $25,000 cash, the total consideration of the Acquisition is valued at $1,589,319.

The total purchase price of $1,589,319 has been allocated on a preliminary basis to assets acquired and liabilities assumed in connection with the Acquisition based on preliminary estimated fair values as of the completion of the Acquisition. These allocations reflect various preliminary estimates that are currently available and are subject to change as the valuation is finalized.

The unaudited pro forma condensed consolidated balance sheet as of December 31, 2017, gives effect to the transaction as if the Acquisition had occurred on December 31, 2017, and the unaudited pro forma condensed consolidated statement of operation for the nine months ended December 31, 2017, gives effect to the transaction as if the Acquisition had occurred on April 1, 2017.

The unaudited pro forma condensed financial information includes adjustments which are preliminary and may be revised. There can be no assurances that such revisions (if any) will not result in material changes. The unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of results that have occurred or that may occur in the future had the transaction been completed on the dates indicated, nor is it necessarily indicative of the future operating results or financial position of Bravatek after the Acquisition.

The unaudited pro forma condensed consolidated financial information should be read together with the Company’s historical financial statements and HelpComm’s historical information, filed on Current Report on Form 8-K/A on March 30, 2018.

UNAUDITED PROFORMA CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2017

			Proforma		Pro Forma
	Bravatek	HELPCOmm	Adjustments	Notes	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$189,357	$46,910	$-		$236,267
Accounts receivable	24,897	386,964	-		411,861
Prepaid and other assets	48,080	-	(25,000)	(a)	23,080
TOTAL CURRENT ASSETS	262,334	433,874	(25,000)		673,208

Property and equipment, net	21,634	171,714	-		193,348
Other assets, net	-	292,995	(24,756)	(d)	268,239
Intangible assets, net	133,929	-	1,898,548	(a) (c)	2,032,477
Goodwill	-	-	472,313	(a)	472,313
TOTAL ASSETS	$417,897	$898,583	$2,321,105		$3,637,585

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Revolving line of credit	$-	$415,489	$-		$415,489
Notes payable	830,788	63,284	-		894,072
Convertible notes payable, net of discounts	797,797	-	-		797,797
Bank term loans	-	104,900	-		104,900
Shareholder advances, related party	-	19,554	-		19,554
Capital leases payable, current portion	-	21,733	-		21,733
Accounts payable and accrued liabilities	399,281	772,247	-		1,171,528
Accounts payable, related party	318,179	-	-		318,179
Derivative liabilities	5,331,567	-	-		5,331,567
Deferred revenue	-	24,756	(24,756)	(d)	-
TOTAL CURRENT LIABILITIES	7,677,612	1,421,962	(24,756)		9,074,818

LONG- TERM LIABILITIES:
Notes payable, net of current portion	-	69,984	-		69,984
Capital leases payable, net of current portion	-	1,599	-		1,599
Bank term loans, net of current portion	-	217,844	-		217,844
TOTAL LONG-TERM LIABILITIES	-	289,427	-		289,427

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Series A convertible preferred stock 5,000,000 shares authorized; par value $0.0001, -0- shares issued and outstanding	-	-	-		-
Series B preferred stock 350,000 shares authorized; par value $0.0001, 264,503 shares issued and outstanding	26	-	-		26
Series C preferred stock 1,000,000 shares authorized; par value $0.0001, 319,768 shares issued and outstanding	32	-	-		32
Series D convertible preferred stock 100,000 shares authorized; par value $0.0001, 100,000 shares issued and outstanding (pro forma)	-	-	1,564,319	(a)	1,564,319
Common stock (10,000,000,000 shares authorized; no par value; 8,040,670,036 shares issued and outstanding	5,385,977	1,984	(1,984)	(b)	5,385,977
Common stock to be issued, 118,560,494 shares issuable	66,917	-	-		66,917
Additional paid in capital	17,370,682	(1,265,342)	1,234,078	(a) (b)	17,339,417
Retained earnings	(30,083,349)	450,552	(450,552)	(b) (c) (d)	(30,083,349)
TOTAL STOCKHOLDERS' DEFICIT	(7,259,715)	(812,806)	2,345,861		(5,726,661)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$417,897	$898,583	$2,321,105		$3,637,585

UNAUDITED PROFORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED DECEMBER 31, 2017

			Pro Forma		Pro Forma
	Bravatek	HELPCOmm	Adjustments	Notes	Consolidated
REVENUES
Sales, related party	$64,897	$-	$(14,897)	(d)	$50,000
Sales, other	-	3,414,551	-		3,414,551
Total sales	64,897	3,414,551	(14,897)		3,464,551
Cost of services	4,367	2,724,014	(14,897)	(d)	2,713,484
GROSS PROFIT	60,530	690,537	-		751,006

OPERATING EXPENSES
Management fees and expenses, related parties	173,000	74,082	-		247,082
Wages and employee expenses	-	88,004	-		88,004
Rent, related party	-	96,133	-		96,133
Truck and vehicle expense	-	117,281	-		117,281
Insurance	-	106,176	-		106,176
General and administrative	121,430	201,564	-		322,994
Research and development	5,488	-	-		5,488
Professional fees	208,993	-	-		208,993
Amortization and depreciation	197,430	100,369	80,168	(c) (d)	377,967
TOTAL OPERATING EXPENSES	706,341	783,610	80,168		1,570,119

OPERATING LOSS	(645,811)	(93,073)	(80,168)		(819,053)

OTHER INCOME (EXPENSES)
Interest expense	(363,000)	(11,268)	-		(374,268)
Interest expense related party	(7,965)	-	-		(7,965)
Other income	1,000	175,244	(175,244)	(d)	1,000
Loss on fair value of derivatives	(8,603,969)	-	-		(8,603,969)
Gain on extinguishment of debt	63,727	-	-		63,727
Loss on disposal of assets	(25,000)	(17,235)	-		(42,235)
Amortization of debt discount	(1,401,597)	-	-		(1,401,597)
TOTAL OTHER INCOME (EXPENSES)	(10,336,804)	146,741	(255,412)		(10,365,308)

INCOME (LOSS) BEFORE INCOME TAXES	(10,982,615)	53,667	(255,412)		(11,184,360)

INCOME TAXES	-	-	-		-

NET INCOME (LOSS)	$(10,982,615)	$53,667	$(255,412)		$(11,184,360)

LOSS PER SHARE	$(0.00)				$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	6,630,504,619				6,630,504,619

NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION GIVING EFFECT TO THE ACQUISITION

Basis of Pro Forma Presentation

The above unaudited pro forma condensed consolidated financial statements are based on the Company’s historical condensed financial statements and HelpComm’s historical condensed financial statements as adjusted to give effect to the acquisition of HelpComm by the Company. The unaudited pro forma condensed consolidated statement of operations for the nine months ended December 31, 2017 gives effect to the acquisition of HelpComm as if it had occurred on April 1, 2017. The unaudited pro forma condensed consolidated balance sheet as of December 31, 2017 gives effect to the acquisition of HelpComm as if it occurred on December 31, 2017.

The unaudited pro forma condensed consolidated financial statements do not necessarily reflect what the consolidated company’s financial condition or results of operations would have been had the acquisition occurred on the dates indicated. They also may not be useful in predicting the future financial condition and results of operations of the consolidated company. The actual financial position and results of operations may differ significantly from the pro forma amounts reflected herein due to a variety of reasons.

The Company has prepared the unaudited pro forma condensed consolidated financial statements using the acquisition method of accounting under existing U.S. GAAP, with the Company as the acquirer in the transaction for accounting purposes. Under the acquisition method of accounting, assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition. The Company has based the underlying tangible and intangible assets acquired and liabilities assumed on their respective fair values, with excess purchase price allocated to goodwill and other intangible assets. The Company has measured the assets and liabilities of HelpComm based on various preliminary estimates and will revise them as the Company completes its valuation work.

The pro forma adjustments are preliminary and have been made solely for the purpose of providing unaudited pro forma condensed consolidated financial statements prepared in accordance with the rules and regulations of the SEC. The Company will complete the purchase price allocation after completing the valuation of HelpComm’s assets and liabilities at the level of detail necessary to finalize the purchase price allocation. Differences between these preliminary estimates and the final acquisition accounting may occur and these differences could have a material impact on the unaudited pro forma condensed consolidated financial statements and the consolidated company’s future results of operations and financial position.

In order to prepare the unaudited pro forma condensed consolidated financial statements, the Company performed a preliminary review of HelpComm’s accounting policies and did not identify any significant differences. The Company is in the process of finalizing the review of HelpComm’s accounting policies to determine if differences in accounting policies require further adjustment or reclassification of HelpComm’s results of operations, assets or liabilities to conform to the Company’s accounting policies and classifications. As a result of that review, the Company may identify additional differences between the accounting policies of the two companies that, when conformed, could have a material impact on the unaudited pro forma condensed consolidated financial statements.

Preliminary Purchase Price Allocation

The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the acquisition:

Purchase Price Allocation
Fair value of consideration for Acquisition	$1,589,319
Liabilities assumed	1,668,438
Total purchase price	$3,257,757
Assets acquired	$886,895
Intellectual Property/Technology	391,600
Customer Base	961,000
Tradenames and Trademarks	431,300
Non- compete agreements	37,200
Option to buy building	77,448
Goodwill	472,314
$3,257,757

Goodwill represents the amount by which the estimated consideration transferred exceeds the historical costs of the HelpComm assets the Company acquired and the liabilities the Company assumed. The Company will not amortize the goodwill but will instead test the goodwill for impairment at least annually and whenever events or circumstances have occurred that may indicate a possible impairment.

Pro Forma Adjustments

(a)	Reflects the consideration the Company paid for the acquisition of HelpComm consisting of: 100,000 shares of Series D Convertible Preferred Stock and $25,000 cash (previously paid).

(b)	Elimination of HelpComm’s historical equity accounts

(c)	Reflects the recognition of the amortization on the estimated fair value of HelpComm’s intangible assets as stated above.

The following table provides their related average estimated useful lives:

Intangible Asset	Life in Years
Intellectual Property/Technology	10
Customer Base	5
Tradenames and Trademarks	5
Option to purchase building	5
Non- compete agreements	5

(d)	To eliminate activity between Bravatek and HelpComm during the nine months ended December 31, 2017.

NOTE 10 - Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

From January 1, 2018, through April 30, 2018, the Company has issued 717,404,458 shares of common stock in satisfaction of $679,599 of principal and $32,064 of accrued and unpaid interest pursuant to conversion notices received by the Company from convertible debt holders.

On January 5, 2018, the Company entered into a Strategic Alliance Agreement with AppGuard LLC (“AppGuard”), a corporation organized under the laws of Delaware engaged in providing anti-malware software for Windows devices, for the purpose of promoting AppGuard’s relevant capabilities, products and/or service solutions, and pursuant to which AppGuard will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with AppGuard, and delivered through the Company or a AppGuard-designated distribution affiliate or sales channel.

On January 10, 2018, the Company entered into a Strategic Alliance Agreement with Fazync LLC (“Fazync”), a Colorado limited liability company engaged in providing energy-saving solutions and capabilities to the Critical Infrastructure/Key Resources arena, for the purpose of promoting Fazync’s relevant capabilities, products and/or service solutions, and pursuant to which Fazync will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with Fazync, and delivered through the Company or a Fazync-designated distribution affiliate or sales channel.

On January 12, 2018, the Company amended its Articles of Incorporation (the “Articles of Amendment”) in the State of Colorado to designate a series of preferred stock, the “Series D Preferred Stock.” There were 100,000 shares of preferred stock designated as Series D Preferred Stock, $0.0001 par value. Each share of Series D Preferred Stock is convertible at the election of the holder into a number of shares of Corporation common stock equal to $24.00 divided by the volume-weighted average price of the common stock as reported on OTCMarkets.com on the trading day immediately preceding conversion, subject to a 4.99% beneficial ownership limitation. The holders of the Series D Preferred Stock do not have any rights to dividends or any liquidation preferences, and they do not have any voting rights prior to conversion into common stock.

On January 12, 2018, the Company and Johnny Bolton and Johnathan Bolton (Johnny Bolton and Johnathan Bolton collectively the “Sellers”), entered into an Amended and Restated Stock Purchase Agreement (the “Amended Agreement”), amending the Agreement to (i) add Johnathan Bolton as a seller of HelpComm, (ii) add an option to purchase pursuant to which the Company shall have the right to purchase 8760, LLC, a Virginia limited liability company (“8760, LLC”), for $100.00 at any time in the Company’s discretion, (iii) update certain exhibits and schedules to the Agreement, and (iv) make the effective date of the Acquisition January 1, 2018.

Pursuant to the Amended Agreement, the Company agreed to purchase from the Sellers all of the issued and outstanding shares of stock of HelpComm effective as of January 1, 2018, in consideration of the payment of $25,000 to the Sellers and the issuance of 100,000 shares of Series D Preferred Stock of the Company to the Sellers, and the Company acquired the option to purchase 8760, LLC for $100.00. The entity 8760, LLC owns the real property from which HelpComm operates its business, and is subject to loan agreements, guaranteed by the Small Business Administration, which prohibit (i) any express change of ownership of 8760, LLC, or (ii) any disposition of 8760, LLC assets, including any real property, prior to repayment of the loans.

On January 25, 2018, the Company entered into a Joint Venture Agreement (the “Agreement”) with AmbiCom Holdings, Inc., a Nevada corporation (“AmbiCom”), effective January 24, 2018, pursuant to which (1) the parties will form a joint venture limited liability company in Delaware to develop, market and sell products, services and technology based on a private branded Active Optimization software application based on the Veloxum software (the “System”); (2) the joint venture will be owned 51% by the Company and 49% by AmbiCom; (3) the Company will fund $30,000 in initial capital to the joint venture; and (4) the joint venture will have an irrevocable royalty-free worldwide license to the System and related intellectual property.

On January 26, 2018 (the “Issue Date”), the Company issued a convertible promissory note, with a face value of $20,000, maturing on January 26, 2019, and stated interest of 12% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices for the 20 days prior to conversion. The note was funded on January 26, 2018, when the Company received proceeds of $20,000. The note also requires daily ACH payments of $83.

On January 26, 2018, an investor purchased a $80,550 portion of a collateralized secured convertible replacement promissory issued on June 8, 2017, that had a remaining face value of $80,550 and accrued interest of $3,913. The purchased note is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note also bears an interest rate of 10% per annum.

On January 29, 2018, the Company issued a convertible promissory note, with a face value of $84,525, maturing on July 29, 2018, (the “Maturity Date”) and stated interest of 10% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices quoted for the 20 days prior to conversion. The note was funded on February 5, 2018, when the Company received proceeds of $70,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires daily ACH payments of $263.

On February 3, 2018, the Board of Directors of the Company determined to change the Company’s fiscal year end to December 31st from March 31st. The Company believes this change will benefit the Company by aligning its reporting periods to be more consistent with peer companies.

On February 15, 2018, the Company entered into a Strategic Alliance Agreement (the “Strategic Alliance Agreement”) with IEVOLV Ventures, Inc., a California corporation engaged in providing turnkey telecom services (“IEVOLV”), and with DP Telecom Inc., a Wyoming corporation engaged in providing telecommunications implementation support for turn-key vendors with a focus on electrical and ground-based projects while providing logistical management for strategic partners in the northern California market (“DP Telecom” and together with IEVOLV the “MAP Partners”), for the purpose of promoting the MAP Partners’ relevant capabilities, products and/or service solutions, and pursuant to which the MAP Partners will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 15%-20% of project net profit for clients introduced by the Company.

Pursuant to the Strategic Alliance Agreement, the parties also agreed that the Company would make every reasonable effort to fund $200,000 to DP Telecom within 60 days pursuant to a Credit Agreement attached to the Strategic Alliance Agreement as Exhibit A (the “Credit Agreement”), which the MAP Partners and the Company would execute at closing of the funding (the “Closing”). At the Closing, (1) Bravatek will fund DP Telecom $200,000, (2) DP Telecom will execute a secured promissory note (the “Note”) and security agreement (the “Security Agreement”) in the forms attached as exhibits to the Credit Agreement, (3) IEVOLV will execute a guaranty (the “Guaranty”) in the form attached as an exhibit to the Credit Agreement, (4) each of DP Telecom and IEVOLV will agree to pay Bravatek 20% of their net profits for a minimum of 6 months following the Closing, and (5) each of DP Telecom and IEVOLV will grant the Company a right of first refusal to provide telecom services for all telecom projects that either DP Telecom or IEVOLV receive for a minimum of 6 months following Closing.

Pursuant to the Note, DP Telecom will repay the Company $200,000, plus $20,000 of interest, within 120 days of the Closing. Pursuant to the Security Agreement, DP Telecom’s obligations under the Note will be secured by a security interest in all of DP Telecom’s assets. Pursuant to the Guaranty, IEVOLV will guaranty DP Telecom’s obligations under the Note.

On February 21, 2018, the Company issued a convertible promissory note, with a face value of $184,000, maturing on February 21, 2019, (the “Maturity Date”) and stated interest of 10% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices quoted for the 20 days prior to conversion. The note was funded on February 21, 2018, when the Company received proceeds of $150,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires daily ACH initial payments of $250 for the first 30 days, then an increase to a daily ACH range of $251 to $766.

On March 14, 2018, the Company entered into a Strategic Alliance Agreement with OrangeHook, Inc. (“OrangeHook”), a Florida corporation engaged in the business of providing identification authentication and credentialing software, for the purpose of promoting OrangeHook’s relevant capabilities, products and/or service solutions, and pursuant to which OrangeHook will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with OrangeHook, and delivered through the Company or a OrangeHook-designated distribution affiliate or sales channel.

On March 28, 2018, the Company entered into a Strategic Alliance Agreement with Center for Threat Intelligence, LLC (“Center”), a Washington limited liability company engaged in the business of providing critical threat intelligence training, for the purpose of promoting Center’s relevant capabilities, products and/or service solutions, and pursuant to which Center will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with Center, and delivered through the Company or a Center-designated distribution affiliate or sales channel.

On April 2, 2018 (the “Issue Date”), the Company issued a replacement convertible promissory note, with a face value of $45,000, maturing on April 2, 2019, and stated interest of 12% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices for the 20 days prior to conversion. The note replaces the $40,111 issued to the same investor on October 11, 2017 (See Note 5). The note also requires daily ACH payments of $83.

On April 8, 2018, the Company issued a convertible promissory note, with a face value of $34,500, maturing on October 8, 2018, (the “Maturity Date”) and stated interest of 10% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices quoted for the 20 days prior to conversion. The note was funded on April 10, 2018, when the Company received proceeds of $30,000, after disbursements for the lender’s transaction costs, fees and expenses.

On May 1, 2018, the Company entered into a term sheet with an institutional investor for the investor to purchase $500,000 worth of common stock at a 25% discount to the lowest daily VWAP during the 5-day period prior to closing.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, based upon the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that the Company's internal controls over financial reporting were not effective as of December 31, 2017. A material weakness due to a failure by the Company to properly record and value conversions of convertible debt and related stock transactions relating to convertible notes issued by the Company was observed. To remediate the weaknesses in our internal controls over financial reporting, we intend to: i) reconcile stock issuance transactions against the agreements underlying such stock issuance transactions to ensure that equity issuances are properly accounted for; and ii) implement a review board to review the stock issuance transactions to ensure that they are properly valued and accounted for.

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

ITEM 9B. OTHER INFORMATION.

On January 3, 2018, the Company issued 54,752,409 shares of common stock to Carebourn Capital LP (“Carebourn”) in partial satisfaction of its obligations under, and the holder’s election to convert a $60,228 portion of, the Company’s convertible promissory note, which included $52,565 in principal and $7,663 in accrued interest issued to Carebourn on June 9, 2017.

On January 11, 2018, the Company issued 50,000,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $55,000 portion of, the Company’s convertible promissory note issued to Carebourn on June 23, 2017.

On January 17, 2018, the Company issued 49,786,212 shares of common stock to More Capital LLC (“More Capital”) in partial satisfaction of its obligations under, and the holder’s election to convert a $53,769 portion of, the Company’s convertible promissory note, which included $51,349 in principal and $2,420 in accrued interest issued to More Capital on August 1, 2017.

On January 19, 2018, the Company issued 55,000,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $66,000 portion of, the Company’s convertible promissory note issued to Carebourn on June 23, 2017.

On January 22, 2018, the Company issued 60,398,076 shares of common stock to Union Capital LLC (“Union”) in partial satisfaction of its obligations under, and the holder’s election to convert a $63,116 portion of, the Company’s convertible promissory note, which included $60,200 in principal and $2,916 in accrued interest issued to Union on June 8, 2017.

On January 22, 2018, the Company issued 139,618,981 shares of common stock to Union in satisfaction of its obligations under, and the holder’s election to convert $145,902 of the Company’s back-end convertible promissory note, which included $140,750 in principal and $5,152 in accrued interest issued to Union on June 8, 2017.

On February 7, 2018, the Company issued 25,000,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $33,000 portion of, the Company’s convertible promissory note issued to Carebourn on June 23, 2017.

On February 18, 2018, the Company issued 40,000,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $44,800 portion of, the Company’s convertible promissory note issued to Carebourn on June 23, 2017.

On February 28, 2018, the Company issued 42,848,780 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $42,849 portion of, the Company’s convertible promissory note, which included $28,935 in principal and $13,914 in accrued interest issued to Carebourn on June 23, 2017.

On March 12, 2018, the Company issued 50,000,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $48,000 portion of, the Company’s convertible promissory note issued to Carebourn on August 9, 2017.

On March 23, 2018, the Company issued 50,000,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $33,000 portion of, the Company’s convertible promissory note issued to Carebourn on August 9, 2017.

On March 27, 2018, the Company issued 60,000,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $39,600 portion of, the Company’s convertible promissory note issued to Carebourn on August 9, 2017.

On March 27, 2018, the Company issued 40,000,000 shares of common stock to Carebourn Partners LLC (“Carebourn Partners”) in partial satisfaction of its obligations under, and the holder’s election to convert a $26,400 portion of, the Company’s convertible promissory note issued to Carebourn on August 9, 2017. Carebourn Partners acquired a $26,400 portion of the Company’s convertible promissory note issued to Carebourn on August 9, 2017 from Carebourn.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Significant Employees

The following table sets forth, as of December 31, 2017, the respective positions and ages of our directors and executive officers of the Company. Each director has been elected to hold office until the next annual meeting of shareholders and thereafter until his successor is elected. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Name	Age	Position	Director or Officer Since
Dr. Thomas A. Cellucci	60	Chief Executive Officer Director	June 17, 2014 March 27, 2014

Deborah King	58	Director CFO	March 16, 2015 August 6, 2015

Charles Brooks	61	Director	March 16, 2015

Hans Holmer	57	Director	September 1, 2015

Biographical Information

Dr. Thomas A. Cellucci - Dr. Thomas A. Cellucci (“Dr. Cellucci”) currently serves as the Chief Executive Officer and a Director of the Company. Additionally, from 1999 to the present, Dr. Cellucci serves as the Chairman and CEO of Cellucci Associates, a high-tech marketing firm focused on developing business and marketing plans for worldwide high-tech firms. Cellucci was appointed a Board member and co-CEO of DarkPulse Technologies in 2018. In 2017, he was elected the Chairman of the Board of Trustees of Eurasian Technological University in Almaty, Kazakhstan. He has been a member of the International Science and Commercialization Board for the World Bank since 2016. He is also the author or co-auther of 25 books and over 192 technical and business articles.

From 2013 to the present, Dr. Cellucci serves as the Executive Director at AGVE (Alliance for Government Virtual Engagements) located in Washington DC. AGVE is a non-profit dedicated to fostering technology-focused bridges, best practices and communications between government and the private sector to enable high performance/price business operations for government. He was also the Founding and Managing Partner of Union Core Technology Partners, a private equity fund.

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

Between 1978 and 1991 Dr. Cellucci was Chemistry Lecturer at Fordham University, the University of Pennsylvania, and Princeton University, as well as Professor of Physics and Laser/Electro-Optic Technology at Camden County College. Since 2017, Cellucci holds the special rank of Honorary Professor (Endowed Chair) at two major universities in both business and technology.

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

Mr. Brooks has an MA in International Relations from the University of Chicago, a BA in Political Science from DePaul University, and a Certificate in International Law from The Hague Academy of International Law. He is a featured speaker at conferences and is widely published on the subjects of cybersecurity, homeland security, innovation, public/private partnerships, and emerging technologies. Those publications include: Huffington Post, Forbes, Government Security News, The Hill, Federal Times, Government Executive, MIT Sloan Blog, Homeland Security Today, Biometric Update, NextGov, and Cygnus Media.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth, for the nine months indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company's chief executive officer, chief financial officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Name and principal position	For the Nine Months Ending December 31,	Salary $	Stock Options $	Option Awards $	Total $
Dr. Thomas A Cellucci, CEO & Director (1)	2017	126,000	-0-	-0-	126,000
	2016	98,000	-0-	-0-	98,000

Deborah King, CFO, & Director (2)	2017	47,000	-0-	-0-	47,000
	2016	57,500	-0-	-0-	57,500

20

_________

(1)	Dr. Cellucci was named CEO of the Company on June 17, 2014. Pursuant to Dr. Cellucci’s employment agreement, as amended, the Company currently accrues compensation of $12,500 per month for his services as CEO of the Company. The Company also accrues $1,500 a month to Dr. Cellucci as reimbursement for health and dental insurance costs. On March 27, 2015, Dr. Cellucci was granted a warrant to purchase 1,200 shares of the Company's common stock at a $750 per share exercise price, exercisable on a cashless basis, having a term of 5 years, and vested immediately on March 27, 2015. As of December 31, 2017, the Company owed Dr. Cellucci $318,179 (included in accounts payable, related party on the December 31, 2017, balance sheet presented herein) for the expensed but unpaid part of the above reported compensation.
(2)	Ms. King was named CFO of the Company on August 6, 2015. Pursuant to Ms. King’s consulting agreement, as amended, the Company currently compensates Ms. King for her services as CFO of the Company at $5,000 per month.

Option Grants in Last Fiscal Year

The Company did not issue any options during the nine months ended December 31, 2017.

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

Compensation Agreements

Dr. Thomas Cellucci’s Employment Agreement with the Company, as amended, includes compensation of $12,500 per month for his services as Chief Executive Officer and $1,500 in health insurance reimbursements. On March 27, 2015, Dr. Cellucci was granted a warrant to purchase 1,200 shares of the Company's common stock at a $750 per share exercise price, exercisable on a cashless basis, having a term of 5 years, and vesting immediately on March 27, 2015. As of December 31, 2017, the Company owed Dr. Cellucci $318,179 (included in accounts payable, related party on the December 31, 2017, balance sheet presented herein) for the expensed but unpaid part of the above reported salary

Director Compensation

Our Board of Directors is comprised of Dr. Cellucci, Messrs. Brooks and Holmer and Ms. King. The compensation of Dr. Cellucci and Ms. King is disclosed in the Executive Compensation table, and Dr. Cellucci and Ms. King were not compensated separately for their services as directors. The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the nine months ended December 31, 2017.

Name and Principal Position	Fees Earned and Paid in Cash ($)	Stock Awarded ($)	Options Awarded ($)	Total ($)
Charles Brooks (1)	-0-	-0-	-0-	-0-

Hans Holmer (2)	-0-	-0-	-0-	-0-

_________

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

The following table sets forth, as of April 30, 2018, the number of securities approved and available for future issuances under the Company's Stock Compensation Program.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding the beneficial ownership of our voting securities (Common Stock and Series C Preferred Stock) as of April 30, 2018, of (i) each person known to us to beneficially own more than 5% of our stock, (ii) our directors, (iii) each named executive officer, and (iv) all directors and named executive officers as a group. As of April 30, 2018, there were a total of 8,758,074,494 shares of Common Stock issued and outstanding and 319,768 shares of Series C Preferred Stock issued and outstanding.

The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which a person or entity has sole or shared voting power or investment power plus any shares which such person or entity has the right to acquire within sixty (60) days of April 30, 2018, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity, and the address of each of the stockholders listed below is: c/o Bravatek Solutions, Inc. 2028 E. Ben White Blvd, Suite 240-2835, Austin, Texas 78741.

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

________

* Less than 0.01%

(1)

Applicable percentages of ownership are based on 8,758,074,494 shares of our Common Stock and 319,768 shares of Series C Preferred Stock issued and outstanding as of April 30, 2018. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our Common Stock issuable upon the exercise of stock options exercisable, or convertible securities convertible, currently or within 60 days of April 30, 2018, are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person's percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

The Company issued multiple unsecured notes payable from June 27, 2015 to March 31, 2017, to the Company’s CEO, for amounts received by the Company, or paid by the CEO, on behalf of the Company, totaling $188,362 (of which $31,850 was during the year ended March 31, 2017). The advances carry interest at 10% per annum and are due on demand. The Company recorded related party interest expense of $11,603 for the year ended March 31, 2017. During the year ended March 31, 2017, the Company made repayments of $12,224 of principal. As of March 31, 2017, the principal balance was $136,850 and the accrued and unpaid interest was $23,153. During the nine months ended December 31, 2017, the CEO advanced the Company $17,801 and the Company made repayments of $154,651 of principal and $31,118 of unpaid interest. As of December 31, 2017, there are no amounts due the CEO for any prior advances. For the nine months ended December 31, 2017, the Company recorded related party interest expense of $7,965.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The fees billed by D. Brooks and Associates CPAs, P.A. for audit of the Company’s annual financial statements were $45,000 for the year ended March 31, 2017 and $45,000 for the nine months ended December 31, 2017.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee's Pre-Approval Policies and Procedures

The Company does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(b) Exhibits.

Number	Description
3.1	Articles of Incorporation (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.2	Bylaws (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

3.4	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.5	Certificate of Designation of Series C Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.6	Articles of Amendment to Articles of Incorporation (changing the Company’s name) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

3.7	Articles of Amendment to Articles of Incorporation (increasing the Company’s authorized common stock) (incorporated by reference to our Current Report on Form 8-K filed on June 6, 2016)

3.8	Articles of Amendment to Articles of Incorporation (amending the Designation of the Series C Preferred Stock) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

10.1	Commodity Classification Document (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

10.2	Director Agreement and Restricted Shares Agreement dated March 27, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

10.3	Employment Agreement and Restricted Shares Agreement dated June 16, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on June 18, 2014)

10.4	Amendments to Employment Agreement and Restricted Shares Agreement with Thomas Cellucci (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2016)

10.5	Asset Purchase Agreement with Dependable Critical Infrastructure, Inc. dated June 2, 2015 (incorporated by reference to our Form 8-K filed on June 9, 2015)

10.6	Settlement Agreement with Global Capital Corporation dated June 10, 2015 (incorporated by reference to our Form 8-K filed on June 16, 2015)

10.7	Settlement Agreement with Micro-Tech Industries, Ltd., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

10.8	Settlement Agreement with Whonon Trading S.A., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

10.9	Consulting Agreement dated December 1, 2015, with Debbie King (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.10	Amendment to Consulting Agreement dated March 1, 2016, with Debbie King (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.11	Director Agreement and Nonqualified Stock Option Agreement dated July 23, 2015, with Debbie King (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.12	Director Agreement and Nonqualified Stock Option Agreement dated July 23, 2015, with Charles Brooks (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.13	Director Agreement and Nonqualified Stock Option Agreement dated August 26, 2015, with Hans Holmer (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.14	Reseller Agreement with i3 Integrative Creative Solutions, LLC, dated April 17, 2017 (incorporated by reference to our Form 8-K filed on April 18, 2017)

10.15	Strategic Alliance Agreement with Mile High Construction dated June 2, 2017 (incorporated by reference to our Form 8-K filed on June 2, 2017)

10.16	Strategic Alliance Agreement with HelpComm dated June 6, 2017 (incorporated by reference to our Form 8-K filed on June 7, 2017)

10.17	Letter of Intent with HelpComm dated September 20, 2017 (incorporated by reference to our Form 8-K filed on September 21, 2017)

10.18	Stock Purchase Agreement to Acquire HelpComm dated October 25, 2017 (incorporated by reference to our Form 8-K filed on October 25, 2017)

10.19	Joint Venture Agreement with DarkPulse Technologies, Inc. dated December 21, 2017 (incorporated by reference to our Form 8-K filed on December 28, 2017)

10.20	Joint Venture Agreement with The Go Eco Group, dated December 21, 2017 (incorporated by reference to our Form 8-K filed on December 29, 2017)

10.21

Amended and Restated Stock Purchase Agreement dated January 12, 2018 and effective January 1, 2018, by and among Bravatek Solutions, Inc. and Johnny Bolton and Jonathan Bolton (incorporated by reference to our Form 8-K filed on January 24, 2018)

10.22	Articles of Amendment Designating the Series D Preferred Stock filed January 12, 2018 (incorporated by reference to our Form 8-K filed on January 24, 2018)

10.23	Joint Venture Agreement with AmbiCom Holdings, Inc. dated January 24, 2018 (incorporated by reference to our Form 8-K filed on January 25, 2018)

10.24	Joint Venture Agreement with IEVOLV Ventures, Inc. dated February 15, 2018 (incorporated by reference to our Form 8-K filed on February 16, 2018)

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed July 13, 2010)

31.1*	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

 ___________

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

BRAVATEK SOLUTIONS, INC.

Date: May 3, 2018	By:	/s/ Thomas Cellucci
Thomas Cellucci
Chairman and Chief Executive Officer

Date: May 3, 2018	By:	/s/ Debbie King
Debbie King
Chief Financial Officer and Director

Date: May 3, 2018	By:	/s/ Charles Brooks
Charles Brooks
Director

Date: May 3, 2018	By:	/s/ Hans Holmer
Hans Holmer
Director

