Form 10-Q
period 2018-03-31
Bravatek Solutions, Inc.
filed 2018-05-18
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of May 15, 2018, the Company had 8,864,855,924 issued and outstanding shares of common stock.

BRAVATEK SOLUTIONS, INC.

BRAVATEK SOLUTIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	$75,803	$189,357
Accounts receivable	361,872	24,897
Accounts receivable, related party	24,837	-
Note receivable	25,000	-
Prepaid expenses	57,409	23,080
Other assets	231,157	25,000
Investment in unconsolidated investee	20,000	-
TOTAL CURRENT ASSETS	796,078	262,334

Property and equipment, net	229,035	21,634
Intangible assets, net	1,861,533	133,929
Goodwill	1,339,259	-
TOTAL ASSETS	$4,225,905	$417,897

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Convertible notes payable, net of discounts	$816,237	$797,797
Notes payable, current portion	898,946	830,788
Revolving line of credit	493,667	-
Bank term loans, current portion	95,458	-
Accounts payable and accrued liabilities	699,034	64,023
Accounts payable, related party	341,671	318,179
Accrued interest	348,914	335,258
Capital leases payable, current portion	17,244	-
Derivative liabilities	3,036,641	5,331,567
TOTAL CURRENT LIABILITIES	6,747,812	7,677,612

LONG- TERM LIABILITIES:
Notes payable, net of current portion	94,544	-
Capital leases payable, net of current portion	753	-
Bank term loans, net of current portion	204,832	-
Series D convertible preferred stock, 100,000 shares authorized and issued and outstanding	2,400,000	-
TOTAL LONG-TERM LIABILITIES	2,700,129	-

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock (5,000,000 shares authorized; par value $0.0001, -0- shares issued and outstanding at March 31, 2018, and December 31, 2017)	-	-

Series B preferred stock (350,000 shares authorized; par value $0.0001, 264,503 shares issued and outstanding at March 31, 2018, and December 31, 2017)	26	26

Series C preferred stock (1,000,000 shares authorized; par value $0.0001, 319,768 shares issued and outstanding at March 31, 2018, and December 31, 2017)	32	32

Common stock (10,000,000,000 shares authorized; no par value; 8,758,074,494 and 8,040,670,036 shares issued and outstanding at March 31, 2018, and December 31, 2017, respectively)	6,097,640	5,385,977

Common stock to be issued (1,221 shares issuable at March 31, 2018, and December 31, 2017)	66,917	66,917
Additional paid in capital	18,231,714	17,370,682
Accumulated deficit	(29,618,365)	(30,083,349)
TOTAL STOCKHOLDERS' DEFICIT	(5,222,036)	(7,259,715)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,225,905	$417,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRAVATEK SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
REVENUES
Sales, other	$1,044,156	$-
Sales, related party	24,837	-
Total sales	1,068,993	-
Cost of services	821,092	1,083
GROSS PROFIT (LOSS)	247,901	(1,083)

OPERATING EXPENSES
Management fees and expenses, related parties	136,481	56,500
Wages and employee expenses	74,476	-
Rent, related party	31,214	-
General and administrative	180,846	11,319
Research and development	10,000	2,250
Professional fees	58,865	(5,800)
Amortization and depreciation	197,206	7,288
TOTAL OPERATING EXPENSES	689,088	71,557

OPERATING LOSS	(441,187)	(72,640)

OTHER INCOME (EXPENSES)
Interest expense	(862,635)	(121,169)
Interest expense related party	-	(3,291)
Other income	11,448	-
Gain on fair value of derivatives	1,777,359	458,866
Loss on extinguishment of debt	(20,000)	-
TOTAL OTHER INCOME, NET	906,172	334,406

NET INCOME	$464,984	$261,766

INCOME (LOSS) PER SHARE
Basic	$0.00	$0.00
Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	8,447,222,587	1,946,067,855
Diluted	10,811,420,333	22,098,688,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRAVATEK SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$464,984	$261,766
Adjustments to reconcile net income to net cash used in operations:
Amortization and depreciation	197,206	7,288
Non-cash interest and fees	-	30,000
Amortization of debt discounts	802,084	24,623
Gain on fair value of derivatives	(1,777,359)	(458,866)
Changes in operating assets and liabilities:
Accounts receivable	49,989	-
Accounts receivable, related party	(24,837)	-
Prepaid expenses and other recevables	26,874	-
Accounts payable and accrued liabilities	(87,597)	66,754
Accounts payable and accrued liabilities, related party	3,938	65,983
NET CASH USED IN OPERATING ACTIVITIES	(344,717)	(2,452)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment	(10,190)	-
Cash acquired in HelpComm acquisition	46,910	-
Investment in joint venture	(20,000)	-
Purchase of note receivable	(25,000)	-
Purchase of exclusive rights	(29,880)	-
NET CASH USED IN INVESTING ACTIVITIES	(38,160)	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Bank Overdraft	-	820
Payments of principal on notes and leases payable	(21,901)	(3,500)
Payments of principal on convertible notes payable	(4,500)	-
Proceeds from issuance of convertible debt , net	240,000	-
Proceeds from loan-related party	-	5,000
Payments of principal on bank term notes payable	(22,454)	-
Proceeds from revolving line of credit	495,000	-
Payments of revolving line of credit	(416,822)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	269,323	2,320

NET DECREASE IN CASH AND CASH EQUIVALENTS	(113,554)	(132)

CASH AND CASH EQUIVALENTS
Beginning of period	189,357	257
End of period	$75,803	$125

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$24,566	$15,239
Cash paid for income taxes	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued in settlement of debt and interest on convertible debt	$711,663	$46,793
Original issue discounts	$187,617	$-
Original debt discount against derivative liabilities	$2,273,750	$-
Initial value of derivative liabilities	$8,472,521	$-
Reclassification of derivatives upon conversion of convertible debt	$6,279,193	$32,033
Issuances of notes payable for propery and equipment	$46,000	$-

Acquisition of HelpComm, Inc.
Issuance of Series D Preferred stock as consideration	$2,400,000	$-
Assumed liabilities	1,711,389	-
Accounts receivable	(386,964)	-
Property and equipment	(171,714)	-
Other Assets	(292,994)	-
Intangible assets	(3,212,807)	-
Cash acquired	$46,910	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 - Nature of Operations

Bravatek Solutions, Inc., a Colorado corporation (the “Company”), was incorporated on April 19, 2007. Effective October 23, 2015, the Company changed its name to “Bravatek Solutions, Inc.” in order to better reflect the Company's expanding operations and strategy. The Company's business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, hardware and services (including telecom services). Products include software, hardware and services, and span a diverse variety of industries including, but not limited to, email security, user authentication, telecommunications and cyber breach protection. Bravatek is a security platform company offering services, software, tools and systems that it provides, develops, acquires or obtains through strategic marketing or other agreements.

NOTE 2 – Acquisition of HELPCOmm, Inc.

Effective January 1, 2018, the Company acquired all of the issued and outstanding shares of HELPCOmm. Inc. (“HelpComm”), a telecom construction and services corporation located in Manassas, Virginia, in exchange for $25,000 of cash and 100,000 shares of Series D Convertible Preferred Stock (the “Acquisition”). Each share of Series D Convertible Preferred Stock is convertible into a number of shares of Company common stock equal to $24.00 divided by the volume-weighted average price of the common stock as reported on OTCMarkets.com on the trading day immediately preceding conversion.

The Company also acquired an option to purchase 8760, LLC, a Virginia limited liability company (“8760, LLC”), for $100 at any time. 8760, LLC owns the real property from which HelpComm operates its business, and is subject to loan agreements, guaranteed by the Small Business Administration, which prohibit (i) any express change of ownership of 8760, LLC, or (ii) any disposition of 8760, LLC assets, including any real property, prior to repayment of the loans.

Based on the fair value of the 100,000 shares of Series D Convertible Preferred Stock of $2,400,000, the option to purchase 8760, LLC and $25,000 cash, the total consideration of the Acquisition is valued at $2,425,000. The Company also assumed liabilities of $1,711,389 for total purchase consideration of $4,136,389.

The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the acquisition:

Purchase Price Allocation
Fair value of consideration for Acquisition	$2,425,000
Liabilities assumed	1,711,389
Total purchase consideration	$4,136,389
Assets acquired	$898,582
Intellectual Property/Technology	391,600
Customer Base	961,000
Tradenames and Trademarks	431,300
Non- compete agreements	37,200
Option to buy 8760, LLC	77,448
Goodwill	1,339,259
$4,136,389

The total purchase price of $4,136,389 has been allocated on a preliminary basis to the tangible and intangible assets acquired and liabilities assumed based on preliminary estimated fair values as of the completion of the Acquisition. These allocations reflect various preliminary estimates that are currently available and are subject to change as the valuation is finalized. The fair value of HelpComm’s identifiable intangible assets was estimated primarily using the income approach which requires an estimate or forecast of all the expected future cash flows, either through the use of the relief-from-royalty method or the multi-period excess earnings method. The Company will record amortization expense assuming a straight-line basis over the expected life of the finite lived intangible assets, which approximates expected future cash flows.

Goodwill recorded of $1,339,259 represents the amount by which the estimated consideration transferred exceeds the historical costs of the HelpComm assets the Company acquired and the liabilities the Company assumed. The Company will not amortize the goodwill, but will instead test the goodwill for impairment at least annually and whenever events or circumstances have occurred that may indicate a possible impairment.

NOTE 3 - Significant Accounting Policies

Basis of Presentation

On February 3, 2018, the Board of Directors of the Company changed the Company’s fiscal year end to December 31st from March 31st. On May 3, 2018, the Company filed a Transition Report on Form 10-KT covering the nine-month period from April 1, 2017, through December 31, 2017 (the “Transition Period”) which reflects the Company’s financial results during that nine-month period.

The accompanying condensed consolidated financial statements in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Transition Report for the nine months ended December 31, 2017, filed with the United States Securities and Exchange Commission (the “SEC”) on May 3, 2018. Interim results of operations for the three months ended March 31, 2018, and 2017, are not necessarily indicative of future results for the full year. Certain amounts from the 2017 period have been reclassified to conform to the presentation used in the current period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Such estimates and assumptions impact both assets and liabilities, including, but not limited to: net realizable value of accounts receivable, estimated useful lives and potential impairment of property and equipment, the valuation of intangible assets, estimate of fair value of share based payments and derivative liabilities, estimates of fair value of warrants issued and recorded as debt discount, estimates of the valuation allowances on deferred tax assets and estimates of the probability and potential magnitude of contingent liabilities.

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

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three months ended March 31, 2018, and their accounts receivable balance as of March 31, 2018:

	Sales % Three Months Ended March 31, 2018	Accounts Receivable March 31, 2018
Customer A	43.6%	$82,000
Customer B	14.6%	$87,790
Customer C	11.0%	$75,138

Accounts Receivable/Allowance for Doubtful Accounts

The Company records its client receivables at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and establishes allowances based on historical experience and other currently available information. As of March 31, 2018, and December 31, 2017, management determined to establish an allowance for doubtful accounts of $30,000. The Company has engaged a law firm to pursue the collection of the $30,000.

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

The Company's property and equipment consisted of the following at March 31, 2018, and December 31, 2017:

	2018	2017
Vehicles	$164,900	$35,608
Machinery and Equipment	172,703	74,091
Total Property and Equipment	337,603	109,699
Less: Accumulated Depreciation	108,568	88,065
Property and Equipment, Net	$229,035	$21,634

Depreciation expense was $20,503 and $2,327 for the three months ended March 31, 2018, and 2017, respectively.

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

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. Capitalized software is amortized over the software's estimated economic life of 3 years. For the three months ended March 31, 2018, and 2017, the Company had no development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software.

Other intangible assets

The Company accounts for amounts paid to acquire exclusivity rights as intangible assets and are amortized over the term of exclusivity. In June 2017, the Company purchased for $200,000 exclusivity rights from HelpComm, Inc. (“HelpComm”) (see Note 9) for a one-year term. The Company acquired HelpComm in January 2018, and accordingly during the three months ended March 31, 2018, wrote off the remaining unamortized balance of $86,027. Also, in June 2017, the Company purchased for $200,000 exclusivity rights from Mile High Construction (“MHC”), of which $107,520 was funded in 2017. During the three months ended March 31, 2018, the Company funded an additional $29,880 to MHC.

In January 2018, the Company acquired HelpComm (See Note 2). The following intangible assets are being amortized over their useful lives as indicated below:

	Life in years	2018	2017
Intellectual Property/Technology 10	1	$391,600	$-
Customer Base	5	961,000	-
Tradenames and Trademarks	5	431,300	-
Option to purchase building	5	37,200	-
Non-compete agreements	5	77,448	-
Total intangible assets acquired		1,898,548	-
Exclusivity rights	1	337,400	307,520
Software	3	60,362	60,362
Less accumulated amortization		(434,777)	(233,953)
Intangible assets, net		$1,861,533	$133,929

Amortization expense was $176,703 and $4,961, for the three months ended March 31, 2018, and 2017, respectively.

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired in connection with the HelpComm Acquisition. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test previously performed.

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

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP. All research and development costs have been expensed as incurred, totaling $10,000 and $2,250 for the three months ended March 31, 2018 and 2017, respectively.

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $29,618,365 and has a working capital deficit of $5,951,734 as of March 31, 2018, which raises substantial doubt about its ability to continue as a going concern.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2018, and December 31, 2017, for each fair value hierarchy level:

March 31, 2018	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$3,036,641	$3,036,641

December 31, 2017
Level I	$-	$-
Level II	$-	$-
Level III	$5,331,567	$5,331,567

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

Convertible Preferred Stock

The Company accounts for preferred stock in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Preferred stock (including preferred stock that features conversion rights that are either within the control of the holder or subject to the occurrence of uncertain events not solely within our control) is classified as temporary equity. The Company’s Series D Convertible Preferred Stock features a fixed dollar conversion right, with a variable amount of shares of common stock upon conversion, and are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018, the Series D Preferred Stock subject to possible conversion is presented as a long-term liability in the condensed consolidated balance sheet presented herein.

Revenue Recognition

The Company has adopted ASU 2014-09, as amended effective January 1, 2018, and determined that there was no significant impact on its revenue recognition. The Company’s contracts with customers are generally on a purchase order basis and represent obligations that are satisfied at a point in time as defined in the new guidance. Accordingly, revenue for each project is recognized when each project is complete, and any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized.

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

Net Earnings (Loss) per Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following table illustrates the computation of basic and diluted EPS:

	For the three months ending March 31, 2018			For the three months ending March 31, 2017
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic EPS
Income available to stockholders	$464,984	8,447,222,587	$0.00	$261,766	1,946,967,855	$0.00

Effect of Dilutive Securities
Convertible debt	(936,404)	2,364,197,745	-	(408,083)	20,152,620,850	-

Dilute EPS
Loss avilable to stockholders plus assumed conversions	$(471,420)	10,811,420,332	$(0.00)	$(146,317)	22,099,588,705	$(0.00)

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” (“ASU 2017-01”). The Amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption of this standard is permitted. The Company adopted ASU 2017-01 on January 1, 2018, with no significant impact on the condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, ASU 2017-10, ASU 2017-13 and ASU 2017-14, which FASB issued in August 2015, March 2016, April 2016, May 2016, May 2016, December 2016, May 2017, September 2017 and November 2017, respectively (collectively, the amended ASU 2014-09). The amended ASU 2014-09 provides a single comprehensive model for the recognition of revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It requires an entity to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s). The amended ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the amended ASU 2014-09 is for years beginning after December 15, 2017 with early adoption permitted. The Company adopted the new guidance effective January 1, 2017 under the modified retrospective transition approach and it did not have a material impact on the condensed consolidated financial statements of the Company.

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2018, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-KT for the fiscal year ended December 31, 2017, as filed on May 3, 2018, that are of significance or potential significance to the Company.

NOTE 4 - Related Party Transactions

Management Fees and related party payables

For the three months ended March 31, 2018, and 2017, the Company recorded expenses to its officers, and the officers of one of the Company’s subsidiaries, in the following amounts:

	Three months ended March 31,
	2018	2017
CEO	$42,000	$42,000
CFO	18,000	15,000
HelpComm President	41,192	-
HelpComm Vice President	39,132	-
Total	$136,481	$57,000

The HelpComm President and Vice President are the holders of 60,000 and 40,000 shares of the Company’s Series D Convertible Preferred Stock. As of March 31, 2018 and December 31, 2017, included in accounts payable – related party is $319,389 and $318,179, respectively, for amounts owed the Company’s CEO. Included in the accounts payable – related party balance as of March 31, 2018, is $22,282 for amounts due to the HelpComm President and Vice President.

Sales and Accounts Receivables

On June 2, 2017, Bravatek Solutions, Inc. (the “Company”) entered into a Strategic Alliance Agreement with Mile High Construction (“MHC”), a telecom construction service provider with a principal place of business in Colorado, pursuant to which (i) the Company will provide at least $200,000 in business expansion funding to MHC and 30% of profits from services performed by MHC will be allotted to the Company, (ii) MHC will assign all purchase orders (the “Exclusive Rights”) to the Company for administration, accounting and fund distribution, (iii) the Company will provide project management and sales services to MHC, and (iv) MHC will promote the Company’s products and services and assist in sales calls. The Company funded $107,520 during the year ended December 31, 2017, and during the three months ended March 31, 2018, the Company funded an additional $29,880 to MHC. As of March 31, 2018, the Company has included $137,400 in intangible assets for the Exclusive Rights and has amortized $110,562 ($49,290 for the three months ended March 31, 2018), and there remains $26,838 to be amortized.

For the three months ended March 31, 2018, the Company billed MHC $24,837, which is included in Sales, related party, and Accounts receivable, related party, on the March 31, 2018, condensed consolidated financial statements.

Rent

On June 27, 2011, HelpComm entered into a twenty (20) year lease with 8760, LLC. The sole member of 8760, LLC is HelpComm’s President and the holder of 60,000 shares of the Company’s Series D Convertible Preferred Stock. Per the terms of the lease as amended, and assumed by the Company, pursuant to the Acquisition of HelpComm, the rent was $8,700 per month in January and February and $11,500 effective March 1, 2018, and HelpComm is responsible for property taxes, insurance and repairs and maintenance. For the three months ended March 31, 2018, total occupancy costs were $31,214. Pursuant to the HelpComm acquisition, the Company acquired an option to purchase 8760, LLC, for $100.00 at any time.

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

On June 15, 2015, Company entered into a Settlement Agreement and Partial Waiver and Release (the "Settlement Agreement") with Global. Global owned 2,377,500 shares of the Company's Series A Convertible Preferred Stock and was the holder of outstanding promissory notes in the original principal amount of $558,500, with accrued interest thereon due to Global of approximately $267,960 (the "Global Notes") immediately prior to the Settlement Agreement. Pursuant to the Settlement Agreement, Global agreed to (1) waive interest due of $267,960 under the Global Notes and $158,500 of principal, such that only $400,000 of principal and interest would be considered outstanding as of the settlement agreement date, and (2) immediately return all of the Preferred Stock to the Company for cancellation, in consideration for the Company issuing 856 shares of common stock to Global. As of June 15, 2015, the note is payable on demand as part of the Settlement Agreement. As of March 31, 2018, and December 31, 2017, the note balance was $400,000. Accrued interest as of March 31, 2018, and December 31, 2017, was $40,110.

The Company issued five notes from December 18, 2012 to May 30, 2013 totaling $199,960 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from December 18, 2014 through May 30, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no change in original terms of the agreements. The notes payable were again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement. As of March 31, 2018, and December 31, 2017, the note balance was $199,960 and the notes are currently in default. Accrued interest as of March 31, 2018, and December 31, 2017, was $102,778 and $97,781, respectively.

The Company issued six notes from July 12, 2013 to June 16, 2014, totaling $230,828 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from July 12, 2014 through June 16, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no other changes in original terms of the agreements. The notes payable were again extended on August 6, 2015, through January 1, 2016, with no other changes in original terms of the agreements. As of March 31, 2018, and December 31, 2017, the note balance was $230,828 and the notes are currently in default. Accrued interest as of March 31, 2018, and December 31, 2017, was $97,849 and $92,077, respectively.

Pursuant to the acquisition of HelpComm, the Company assumed all of the outstanding notes payable of HelpComm. As of March 31, 2018, the Company has the following note payables related to HelpComm outstanding:

March 31, 2018

Note payable on truck, payable in monthly installments of $643, including interest at approximately 5.24%, through February, 2019.	$6,881

Note payable on truck, payable in monthly installments of $798, including interest at approximately 4.24% per annum, through April, 2020.	17,592

Note payable on truck, payable in monthly installments of $724, including interest at approximately 5.99% per annum, through April, 2021.	23,789

Note payable on truck, payable in monthly installments of $437, including interest at approximately 5.19% per annum, through May 2021.	14,913

Note payable on equipment, payable in monthly installments of $1,196, including interest at approximately 0.9% per annum, through January, 2020.	24,926

Note payable on dump truck, payable in monthly installments of $843 including interest at approximately 9.54% per annum, through November, 2018.	7,353

Note payable on equipment, payable in monthly installments of $295, including interest at approximately 11.08% per annum, through July, 2019.	4,418

Note payable on truck, payable in monthly installments of $915, including interest at approximately 5.94% per annum, through March, 2023.	45,486

Note payable on truck, payable in monthly installments of $647 including interest at approximately 5.84% per annum, through August, 2020.	17,343
Total notes payable	162,701
Less current portion	68,157
Notes payable non-current portion	$94,544

The combined activity for notes payable for the three months ended March 31, 2018, is as follows:

March 31, 2018
Beginning balance	$830,788
Notes assumed in HelpComm acquisition	133,267
New note issued for vehicle	46,000
Payments	(16,566)
Ending balance note payable	993,489
Less current portion	898,945
Notes payable, non-current portion	$94,544

Future minimum payments on notes payable are as follows:

12 months ending March 31,	Principal Note Payments
2019	$898,944
2020	49,858
2021	24,538
2022	10,291
2023	9,858
$993,489

NOTE 6 – Bank term loans

The following bank term loans were assumed by the Company pursuant to the HelpComm acquisition.

On April 15, 2013, HelpComm entered into a $500,000 Variable Rate Nondisclosable SBA Loan (the “First Term Loan”) with Sonabank (the “Lender”). The initial interest rate for borrowings under the First Term Loan accrues at a per annum rate equal to 6.0%. The interest rate changes monthly and is equal to 2.75% above the Prime Rate in effect on the first business day of each month. The Prime Rate is as published in the Wall Street Journal. The First Term Loan requires monthly principal and interest payments of $7,305 and matures on May 1, 2020. The obligations of the Company are secured by a blanket lien on all the assets of HelpComm.

On December 1, 2017, HelpComm entered into a $125,000 Variable Rate Nondisclosable SBA Loan (the “Second Term Loan”) with the same Lender. The initial interest rate for borrowings under the Second Term Loan accrues at a per annum rate equal to 7.0%. The interest rate changes monthly and is equal to 2.75% above the Prime Rate in effect on the first business day of each month. The Prime Rate is as published in the Wall Street Journal newspaper). The Second Term Loan requires monthly principal and interest payments of $1,887 and matures on December 1, 2024. The obligations of the Company are secured by a blanket lien on all the assets of HelpComm.

The combined activity for the bank term loans for the three months ended March 31, 2018, is as follows:

March 31, 2018
Assumed in HelpComm acquisition	$322,744
Payments of principal	(22,454)
Ending balance term loans	300,290
Less current portion	95,458
Bank term loans, non-current portion	$204,832

Future minimum payments on the bank term loans are as follows:

12 months ending March 31,	Principal Term Loan Payments
2019	$95,458
2020	101,389
2021	26,963
2022	16,881
2023	18,101
Thereafter	41,498
$300,290

NOTE 7 – Revolving line of credit

The revolving line of credit liability was assumed by the Company pursuant to the HelpComm acquisition.

On April 15, 2013, the HelpComm entered into a $250,000 Variable Rate Revolving Line of Credit SBA Loan (the Revolving Facility”) with Sonabank. The initial interest rate for borrowings under the Revolving Facility accrues at a per annum rate equal to 5.5%, and is due monthly. The interest rate changes monthly and is equal to 2.25% above the Prime Rate in effect on the first business day of each month. The Prime Rate is as published in the Wall Street Journal newspaper). The Revolving Facility was increased to $500,000 on October 1, 2015, and the current maturity date has been extended to September 15, 2018. The obligations of the Company are secured by a blanket lien on all the assets of HelpComm.

The activity for the three months ended March 31, 2018, is as follows:

March 31, 2018
Assumed in the HelpComm acquisition	$415,489
Advances	495,000
Payments	(416,822)
Ending balance	$493,667

NOTE 8 – Capital leases payable

The following capital leases payable were assumed in the HelpComm acquisition. As of March 31, 2018, the Company has the following leases outstanding:

March 31, 2018

Lease obligation on equipment, payable in monthly installments of $1,042 including interest at approximately 10.9% per annum, through November, 2018.	$7,993

Lease obligation on equipment, payable in monthly installments of $552 including interest at approximately 13.9% per annum, through January, 2019.	5,182

Lease obligation on truck, payable in monthly installments of $137 including interest at approximately 12.0% per annum, through January, 2020.	2,398

Lease obligation on equipment, payable in monthly installments of $266 including interest at approximately 13.3% per annum, through February, 2019.	2,424
Total lease obligations	17,997
Less current portion	17,244
Lease obligations non-current portion	$753

The activity for the three months ended March 31, 2018, is as follows:

March 31, 2018
Assumed in HelpComm acquisition	$23,332
Payments	(5,335)
Total lease obligations	$17,997

The carrying amount of property and equipment acquired pursuant to capital leases as of March 31, 2018, is as follows:

March 31, 2018
Cost	$79,783
Accumulated depreciation	(49,705)
Net book value	$30,078

NOTE 9 - Convertible Notes Payable

The Company accounted for the following Notes under ASC Topic 815-15 "Embedded Derivative." The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective terms of the related notes. See Note 10.

On December 19, 2014, the Company issued a convertible back-end note, with a face value of $156,000 and stated interest of 8% to a third-party investor due December 19, 2015. The note is convertible at any time into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. The note was funded on June 18, 2015, when the Company received proceeds of $143,333, net of $12,663 of OID and costs. As of March 31, 2018, and December 31, 2017, the outstanding principal amount of the note was $135,371.

On May 1, 2017, the Company issued to a third-party investor, three convertible notes, two of which were for $50,000 each and one for $17,500, and three back-end convertible notes, two of which were for $50,000 each and one for $25,000. All of the notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion subject to a ceiling of $0.0005. The three convertible notes were funded on May 1, 2017, when the Company received proceeds of $111,625, after disbursements for the lender’s transaction costs, fees and expenses of $5,875, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the three notes resulted in an initial debt discount of $117,500, an initial derivative expense of $319,692 and an initial derivative liability of $437,192. For the three months ended March 31, 2018, amortization of the debt discounts of $29,814 was charged to interest expense. As of March 31, 2018, the outstanding principal balance of the three convertible notes was $117,500, with a carrying value of $107,562, net of unamortized discounts of $9,938. On August 8, 2017, the investor funded the $25,000 back-end note when the Company received $23,750 after disbursements for the lender’s transaction costs, fees and expenses of $1,250, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the $25,000 back-end resulted in an initial debt discount of $25,000, an initial derivative expense of $258,904 and an initial derivative liability of $283,904. For the three months ended March 31, 2018, amortization of the debt discounts of $6,344 was charged to interest expense. As of March 31, 2018, the outstanding principal balance of the funded back-end convertible note was $25,000, with a carrying value of $22,885, net of unamortized discounts of $2,115.

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

On May 3, 2017, the Company issued three replacement notes to a third-party investor. The replacement notes were in the amounts of $22,000, $29,700 and $25,300, respectively, and replaced notes issued in the amounts of $20,000, $27,000 and $23,000, respectively, all due May 3, 2018. The three replacement notes have a stated interest of 8% and each note is convertible at any time into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six- month anniversary of the notes the conversion price shall have ceiling of $0.0005. The embedded conversion feature included in the three replacement notes resulted in an initial debt discount of $77,000, an initial derivative expense of $158,790 and an initial derivative liability of $235,790. For the three months ended March 31, 2018, amortization of the debt discount of $18,620 was charged to interest expense. As of March 31, 2018, and December 31, 2017, the principal balance of the three replacement notes in the aggregate is $77,000 with a carrying value as of March 31, 2018, of $70,381, net of unamortized discounts of $6,619.

On June 8, 2017, the Company issued to a third-party investor a convertible promissory note for $140,750 and a back-end convertible note for $140,750. The notes mature on June 8, 2018, have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six-month anniversary of the note the conversion price shall have ceiling of $0.0005. The note was funded on June 15, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses of $5,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $140,750, an initial derivative expense of $454,574 and an initial derivative liability of $595,324. For the three months ended March 31, 2018, amortization of the debt discounts of $35,700 was charged to interest expense. As of March 31, 2018, and December 31, 2017, the principal balance of the note is $140,750 with a carrying value as of March 31, 2018, of $113,688, net of unamortized discounts of $27.082. On August 8, 2017, the investor funded the $140,750 back-end note when the Company received $135,000 after disbursements for the lender’s transaction costs, fees and expenses of $5,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the back-end resulted in an initial debt discount of $140,750, an initial derivative expense of $1,454,021 and an initial derivative liability of $1,594,771. For the three months ended March 31, 2018, amortization of the debt discounts of $35,700 was charged to interest expense. As of March 31, 2018, and December 31, 2017, the outstanding principal balance of the back-end convertible note was $140,750 with a carrying value as of March 31, 2018, of $113,688, net of unamortized discounts of $27,082.

On June 8, 2017, the Company issued to a third-party investor a convertible promissory note for $140,750 and a back-end convertible note for $140,750. The notes mature on June 8, 2018, have a stated interest of 8% and each note is convertible at any time following the funding of such note, convertible into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six-month anniversary of the note the conversion price shall have ceiling of $0.0005. The note was funded on June 15, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses of $5,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $140,750, an initial derivative expense of $454,574 and an initial derivative liability of $595,324. For the three months ended March 31, 2018, amortization of the debt discount of $62,782 was charged to interest expense. During the three months ended March 31, 2018, the investor converted $60,200 of principal and $2,916 of accrued interest into 60,398,076 shares of common stock. On January 26, 2018, the investor sold the remaining principal portion of the note of $80,550 and accrued interest of $3,920, and the Company issued a replacement note of $84,469 to the buyer (see below). As of March 31, 2018, and December 31, 2017, the principal balance of the initial note is $-0- and $140,750, respectively. On August 8, 2017, the investor funded the $140,750 back-end note when the Company received $135,000 after disbursements for the lender’s transaction costs, fees and expenses of $5,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the back-end resulted in an initial debt discount of $140,750, an initial derivative expense of $1,454,021 and an initial derivative liability of $1,594,771. During the three months ended March 31, 2018, the investor converted $140,750 of principal and $5,152 of accrued interest into 139,618,981 shares of common stock. For the three months ended March 31, 2018, amortization of the debt discount of $62,782 was charged to interest expense. As of March 31, 2018, and December 31, 2017, the outstanding principal balance of the back-end convertible note was $-0- and $140,750, respectively.

On June 9, 2017, the Company issued a convertible promissory note, with a face value of $165,025 and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety days following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on May 12, 2017, when the Company received proceeds of $135,000, after OID of $21,525, and disbursements for the lender’s transaction costs, fees and expenses of $8,500, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $143,500, an initial derivative expense of $134,496 and an initial derivative liability of $277,996. For the three months ended March 31, 2018, amortization of the debt discounts of $54,048 was charged to interest expense. The note also requires 240 daily payments of $680 per day via ACH, however, there were no payments made for the three months ended March 31, 2018. During the three months ended March 31, 2018, the investor converted a total of $52,565 of the face value of the note and $7,663 of accrued interest into 54,752,409 shares of common stock. As of March 31, 2018, and December 31, 2017, the outstanding principal balance of the note was $-0- and $52,565, respectively.

On June 23, 2017, the Company issued a convertible promissory note, with a face value of $262,775 and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety days following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on June 23, 2017, when the Company received proceeds of $220,000, after OID of $34,275, and disbursements for the lender’s transaction costs, fees and expenses of $8,500, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $228,500, an initial derivative expense of $187,733 and an initial derivative liability of $416,233. The note also required 180 daily payments of $1,460 per day via ACH. During the three months ended March 31, 2018, the investor converted a total of $227,735 of the face value of the note and $13,914 of accrued interest into 212,848,780 shares of common stock. For the three months ended March 31, 2018, amortization of the debt discounts of $127,348 was charged to interest expense. As of March 31, 2018, and December 31, 2017, the outstanding principal balance of the note was $-0- and $227,735, respectively.

On August 1, 2017, the Company issued a convertible promissory note, with a face value of $181,700, maturing on February 1, 2018, (the “Maturity Date”) and stated interest of 10% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices quoted for the 20 days prior to conversion. The note was funded on August 3, 2017, when the Company received proceeds of $150,000, after OID of $23,700, and disbursements for the lender’s transaction costs, fees and expenses of $8,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $158,000, an initial derivative expense of $104,654 and an initial derivative liability of $262.654. During the three months ended March 31, 2018, the investor converted a total of $51,349 of the face value of the note and $2,420 of accrued interest into 49,786,212 shares of common stock. For the three months ended March 31, 2018, amortization of the debt discounts of $50,598 was charged to interest expense. As of March 31, 2018, and December 31, 2017, the note balance is $-0- and $51,349, respectively.

On August 7, 2017, the Company issued a convertible promissory note, with a face value of $223,422, maturing on August 7, 2018, and stated interest of 10% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices for the 20 days prior to conversion. The note was funded on August 9, 2017, when the Company received proceeds of $186,280, after OID of $29,142, and disbursements for the lender’s transaction costs, fees and expenses of $8,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The note also requires 240 daily payments of $931 per day via ACH, no payments have been made and the Company is in default of the note. The embedded conversion feature included in the note resulted in an initial debt discount of $194,280, an initial derivative expense of $112,250 and an initial derivative liability of $306,530. During the three months ended March 31, 2018, the investor converted a total of $120,600 of the face value of the note into 160,000,000 shares of common stock. For the three months ended March 31, 2018, amortization of the debt discounts of $57,048 was charged to interest expense. On March 27, 2018, the investor sold $26,400 of the note to a third party (see below). As of March 31, 2018, and December 31, 2017, the note balance is $76,422 and $223,422, respectively and with a carrying value as of March 31, 2018, of a credit balance of $5,383, net of unamortized discounts of $81,805.

On October 12, 2017 (the “Issue Date”), the Company issued a convertible promissory note, with a face value of $40,111 maturing October 12, 2018, and stated interest of 12% to a third-party investor. The note is convertible at any time following ninety (90) days after the Issue Date of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices for the 20 days prior to conversion. The embedded conversion feature included in the note resulted in an initial debt discount of $40,111, an initial derivative expense of $35,941 and an initial derivative liability of $76,052. . For the three months ended March 31, 2018, amortization of the debt discounts of $9,887 was charged to interest expense. As of March 31, 2018, and December 31, 2017, the note balance of this note is $40,111 with a carrying value as of March 31, 2018, of $18,800, net of unamortized discounts of $21,311.

On November 1, 2017, the Company issued a convertible promissory note, with a face value of $239,200 maturing November 1, 2018, and stated interest of 12% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices for the 20 days prior to conversion. The note was funded on November 1, 2017, when the Company received proceeds of $200,000, after OID of $31,200, and disbursements for the lender’s transaction costs, fees and expenses of $8,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $208,000, an initial derivative expense of $233,718 and an initial derivative liability of $441,718. For the three months ended March 31, 2018, amortization of the debt discounts of $60,407 was charged to interest expense. The note also requires 240 daily payments of $997 per day via ACH, no payments have been made and the Company is in default of the note. As of March 31, 2018, and December 31, 2017, the note balance is $239,200 with a carrying value as of March 31, 2018, of $93,606, net of unamortized discounts of $145,594.

On November 9, 2017, the Company issued a convertible promissory note, with a face value of $120,750, maturing on May 1, 2018, (the “Maturity Date”) and stated interest of 10% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices quoted for the 20 days prior to conversion. The note was funded on November 10, 2017, when the Company received proceeds of $100,000, after OID of $15,750, and disbursements for the lender’s transaction costs, fees and expenses of $5,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $105,000, an initial derivative expense of $41,897 and an initial derivative liability of $146,897. For the three months ended March 31, 2018, amortization of the debt discounts of $75,036 was charged to interest expense. The note also requires daily payments of $503 until the note is paid in full, no payments have been made and the Company is in default of the note. As of March 31, 2018, and December 31, 2017, the note balance is $120,750 with a carrying value as of March 31, 2018, of $88,201, net of unamortized discounts of $32,549.

On December 26, 2017, the Company issued a convertible promissory note, with a face value of $120,750 and stated interest of 12% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices for the 20 days prior to conversion. The note was funded on December 27, 2017, when the Company received proceeds of $100,000, after OID of $15,750, and disbursements for the lender’s transaction costs, fees and expenses of $5,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $105,000, an initial derivative expense of $93,767 and an initial derivative liability of $198,767. For the three months ended March 31, 2018, amortization of the debt discounts of $31,074 was charged to interest expense. The note also requires 240 daily payments of $503 per day via ACH, no payments have been made and the Company is in default of the note. As of March 31, 2018, and December 31, 2017, the note balance is $120,750, with a carrying value as of March 31, 2018 of $27,820, net of unamortized discounts of $92,930.

On January 26, 2018, the Company issued a replacement convertible promissory note in the face amount of $84,469, to a third-party that replaced a portion of the convertible promissory note issued on June 8, 2017, with a face value of $80,550, and accrued interest of $3,913. The embedded conversion feature included in the replacement note resulted in an initial debt discount of $84,465, an initial derivative expense of $58,121 and an initial derivative liability of $142,586. For the three months ended March 31, 2018, amortization of the debt discounts of $15,016 was charged to interest expense. As of March 31, 2018, the outstanding principal amount of the replacement note issued was $84,469, with a carrying value as of March 31, 2018, of $15,020, net of unamortized discounts of $69,449.

On January 26, 2018 (the “Issue Date”), the Company issued a convertible promissory note, with a face value of $20,000, maturing on January 26, 2019, and stated interest of 12% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices for the 20 days prior to conversion. The note was funded on January 26, 2018, when the Company received proceeds of $20,000. The note also requires daily ACH payments of $83, no payments have been made and the Company is in default of the note. The embedded conversion feature included in the note resulted in an initial debt discount of $20,000, an initial derivative expense of $15,403 and an initial derivative liability of $35,403. For the three months ended March 31, 2018, amortization of the debt discounts of $3,556 was charged to interest expense. As of March 31, 2018, the note balance is $20,000 with a carrying value as of March 31, 2018, of $3,556, net of unamortized discounts of $16,444.

On January 29, 2018, the Company issued a convertible promissory note, with a face value of $84,525, maturing on July 29, 2018, (the “Maturity Date”) and stated interest of 10% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices quoted for the 20 days prior to conversion. The note was funded on February 5, 2018, when the Company received proceeds of $70,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires daily ACH payments of $263, no payments have been made and the Company is in default of the note. The embedded conversion feature included in the note resulted in an initial debt discount of $89,525, an initial derivative expense of $7,909 and an initial derivative liability of $97,434. For the three months ended March 31, 2018, amortization of the debt discounts of $27,878 was charged to interest expense. As of March 31, 2018, the note balance is $84,525 with a carrying value as of March 31, 2018, of $22,978, net of unamortized discounts of $61,547.

On February 21, 2018, the Company issued a convertible promissory note, with a face value of $184,000, maturing on February 21, 2019, (the “Maturity Date”) and stated interest of 10% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices quoted for the 20 days prior to conversion. The note was funded on February 21, 2018, when the Company received proceeds of $150,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires daily ACH initial payments of $250 for the first 30 days, then an increase to a daily ACH range of $251 to $766. During the three months ended March 31, 2018, the Company made principal payments of $4,500. The embedded conversion feature included in the note resulted in an initial debt discount of $198,000, an initial derivative expense of $114,501 and an initial derivative liability of $312,501. For the three months ended March 31, 2018, amortization of the debt discounts of $20,900 was charged to interest expense. As of March 31, 2018, the note balance is $179,500 with a carrying value as of March 31, 2018, of $2,400, net of unamortized discounts of $177,100.

On March 27, 2018, the Company issued a replacement convertible promissory note in the face amount of $26,400, to a third-party that replaced a portion of the convertible promissory note issued on August 7, 2017. During the three months ended March 31, 2018, the buyer converted the face value of $26,400 of the replacement convertible note into 40,000,000 shares of common stock. As of March 31, 2018, the outstanding principal amount of the replacement note issued was $-0-.

A summary of the convertible notes payable balance as of March 31, 2018, and December 31, 2017, is as follows:

	March 31, 2018	December 31, 2017
Principal balance	$1,602,098	$1,993,753
Unamortized discounts	(785,861)	(1,195,956)
Ending balance, net	$816,237	$797,797

The following is a roll-forward of the Company’s convertible notes and related discounts for the three months ended March 31, 2018, and the nine months ended December 31, 2017:

	Principal Balance	Debt Discounts	Total
Balances at April 1, 2017	$1,311,163	$(39,436)	$1,271,727
New issuances	2,378,873	(2,515,972)	(137,099)
Liquidated damages added to note	42,504	(42,144)	360
Conversions	(1,470,005)	-	(1,470,005)
Cash payments	(268,782)	-	(268,782)
Amortization	-	1,401,596	1,401,596
Balance at December 31, 2017	1,993,753	(1,195,956)	797,797
New issuances	292,444	(391,990)	(99,546)
Conversions	(679,599)	-	(679,599)
Cash payments	(4,500)	-	(4,500)
Amortization	-	802,085	802,085
Balances March 31, 2018	$1,602,098	$785,861	$816,237

NOTE 10 - Derivative liabilities

The Company determined that the conversion features of the convertible notes represented embedded derivatives since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature is bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments is recorded as liabilities on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note, with any excess of the fair value of the derivative component over the face amount of the note recorded as an expense on the issue date. Such discounts are amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the derivative liabilities are recorded in other income or expenses in the condensed consolidated statements of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. See Note 9.

The Company valued the derivative liabilities at March 31, 2018, and December 31, 2017, at $3,036,641 and $5,331,567, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions as of March 31, 2018; risk-free interest rates from 1.60% to 2.03% and volatility of 157% to 192%, and the following assumptions at December 31, 2017, risk-free interest rates from 1.06% to 1.28% and volatility of 140% to 260%.

A summary of the activity related to derivative liabilities for the three months ended on March 31, 2018, and the nine months ended December 31, 2017, is as follows:

	March 31, 2018	December 31, 2017
Beginning Balance	$5,331,567	$1,645,015
Initial Derivative Liability	587,924	8,472,521
Reclassification for note conversions	(861,032)	(7,200,168)
Fair Value Change	(2,021,818)	2,405,199
Ending Balance	$3,036,641	$5,331,567

A credit in derivative liability expense of $1,777,359 for the three months ended March 31, 2018, consisted of the initial derivative expense of $244,459 and the above credit for the fair value change of $2,021,818.

NOTE 11 - Stockholders' Deficit

Preferred Stock

10,000,000 shares of preferred stock, $0.0001 par value have been authorized.

Series A Convertible Preferred Stock.

5,000,000 shares of preferred stock are designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”). Each share of Series A Convertible Preferred Stock is convertible at the election of the holder into 0.004 shares of common stock, subject to a 4.9% beneficial ownership limitation, but has no voting rights until converted into common stock. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the outstanding shares of Series A Convertible Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, whether from capital, surplus funds or earnings, and before any payment is made in respect of the shares of Common Stock, an amount equal to $2.50 per share of Series A Convertible Preferred Stock, subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like with respect to the Series A Convertible Preferred Stock, plus any and all accrued but unpaid dividends. The holders of Series A Convertible Preferred Stock are entitled to dividends when declared by the board of directors. As of March 31, 2018, and December 31, 2017, there are no shares of Series A Preferred Stock outstanding.

Series B Preferred Stock

350,000 shares of preferred stock are designated as Series B Preferred Stock. Each share of Series B Preferred Stock is convertible at the election of the holder into .004 shares of common stock, subject to a 4.9% beneficial ownership limitation. Series B Preferred Stock has no voting rights until converted into common stock. The holders of the Series B Preferred Stock do not have any rights to dividends or any liquidation preferences. As of March 31, 2018, and December 31, 2017, there are 264,503 shares of Series B Preferred Stock outstanding.

Series C Preferred Stock

1,000,000 shares of preferred stock are designated as Series C Preferred Stock. Each share of Series C Preferred stock is convertible at the election of the holder into 100 shares of common stock. On October 23, 2015, (the “Amendment Date”), the Company amended the terms and conditions of the Series C Preferred stock, whereby each share of Series C Preferred stock entitles the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company. The Company determined that on the Amendment Date, the amended voting rights of the preferred stock resulted in a change of control of the Company. The holders of the Series C Preferred stock do not have any rights to dividends or any liquidation preferences. During the year ended March 31, 2016, the Company's CEO and another shareholder returned a total of 12,791 shares of common stock to the Company for cancellation in exchange for the issuance of 319,768 shares of Series C Preferred Stock. As of March 31, 2018, and December 31, 2017, there are 319,768 shares of Series C preferred stock outstanding, of which 223,768 shares are owned by our Chairman and CEO, Dr. Thomas Cellucci. On October 30, 2017, Dr. Cellucci, and Carebourn Capital L.P. executed Amendment No.1 to their Pledge Agreement, whereby, Dr. Cellucci, as collateral security, pledged 223,768 shares of his Series C Preferred Stock to Carebourn.

Series D Convertible Preferred Stock

On January 12, 2018, the Corporation amended its Articles of Incorporation (the “Articles of Amendment”) to designate a series of preferred stock, the “Series D Preferred Stock.” There were 100,000 shares of preferred stock designated as Series D Preferred Stock, $0.0001 par value. Each share of Series D Preferred Stock is convertible at the election of the holder into a number of shares of Corporation common stock equal to $24.00 divided by the volume-weighted average price of the common stock as reported on OTCMarkets.com on the trading day immediately preceding conversion, subject to a 4.99% beneficial ownership limitation. The holders of the Series D Preferred Stock do not have any rights to dividends or any liquidation preferences, and they do not have any voting rights prior to conversion into common stock. The Company issued in the aggregate 100,000 shares of the Series D Preferred Stock to the sellers of HelpComm. As of March 31, 2018, there are 100,000 shares of Series D Preferred Stock outstanding. Pursuant to the Purchase Price Allocation of the HelpComm acquisition, the fair value of the 100,000 Series D Preferred shares was estimated to be $2,400,000, which the Company has recorded as a long- term liability because the Series D Preferred shares represent an obligation to issue a variable number of shares based on a fixed dollar amount upon conversion.

A summary of the transactions related to the Company’s Series D convertible preferred stock classified as a long-term liability during the three months ended March 31, 2018, is as follows:

	Shares	Dollar Amount
Issuance of shares in acquisition of HelpComm	100,000	$2,400,000

Common stock

On May 31, 2016, the registrant filed Articles of Amendment to increase the number of shares of common stock the corporation is authorized to issue to 10,000,000,000.

During the three months ended March 31, 2018, the Company issued 717,404,458 shares of common stock for conversion of $679,599 of principal and $32,064 of accrued interest, for a total of $711,663.

As of March 31, 2018, there were 8,758,074,494 shares of common stock issued and outstanding and 1,221 shares of common stock to be issued.

Stock Options

The following table summarizes activities related to stock options of the Company for the three months ended March 31, 2018, and the nine months ended December 31, 2017:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Life (Years)
Outstanding and exercisable at December 31, 2017	102	$1,103	7.19
Outstanding and exercisable at March 31, 2018	102	$1,103	6.94

The following table summarizes stock option information as of March 31, 2018:

Exercise Prices	Outstanding	Weighted Average Contractual Life	Exercisable
$7,500	12	3.88 Years	12
$250	90	7.35 Years	90
Total	102	6.94 Years	102

Warrants

For the three months ended March 31, 2018, the Company did not grant any warrants, and there were no exercises of any existing warrants. The following table summarizes the activity related to warrants of the Company for the three months ended March 31, 2018:

	Number of Warrants	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Life (Years)
Outstanding and exercisable at December 31, 2017	3,263	$447	2.24
Outstanding and exercisable at March 31, 2018	3,263	$447	1.99

NOTE 12 - Commitments and Contingencies

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

Other

On July 10, 2017, the Company filed an Affidavit of Claim in the amount of $552,444 with The Hanover Insurance Company (“Hanover”) as surety for YKTG, related to YKTG’s alleged breaches of contract and failure to cure. Hanover denied the claim on the basis that the Company did not render “labor, materials and equipment” to YKTG relating to the YKTG construction contract for which Hanover was surety, and the Company is evaluating its options for legal recourse.

On October 30, 2017, Dr. Cellucci, and Carebourn Capital L.P. executed Amendment No.1 to their Pledge Agreement (the “Pledge Agreement”), whereby, Dr. Cellucci, as collateral security, pledged 223,768 shares of his Series C Preferred Stock to Carebourn.

On August 2, 2017, the Company entered into a Strategic Alliance Agreement, dated August 3, 2017, with ProActive IT (“ProActive”), an Illinois corporation that provides information technology products and services, designating ProActive as the Company’s sales agent for government departments/agencies/units and privately owned and publicly traded companies within the State of Illinois, and providing for the cross-promotion of the parties’ products and services. As of March 31, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On August 10, 2017, the Company entered into a Strategic Alliance Agreement, dated August 10, 2017, with CrucialTrak Inc. (“CrucialTrak”), a Texas corporation engaged in providing identification technology that delivers improved security with effective use of servers and workstations for the purpose of identifying those entering a building, office or other secured space. The Strategic Alliance Agreement designates the Company as the project-based business partnership channel for government departments, agencies and units for the purpose of promoting CrucialTrak’s relevant products and service solutions delivered through CrucialTrak’s designated distribution affiliate(s) or channel(s). As of March 31, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On September 5, 2017, the Company entered into a Strategic Alliance Agreement with DarkPulse Technology Holdings Inc. (“DarkPulse”), a New York corporation engaged in manufacturing hardware and software based on its BOTDA (Brillouin Optical Time Domain Analysis) technology, designating the Company as DarkPulse’s project-based partnership channel for government and non-governmental departments, agencies and units, for the purpose of promoting DarkPulse’s products, and pursuant to which DarkPulse will cross-promote the Company’s products and services, and the Company will be paid sales commissions for clients introduces to DarkPulse by the Company. As of March 31, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On October 10, 2017, the Company entered into a Letter of Intent (the “LOI”) with CrucialTrak to form a joint venture entity, subject to the execution of definitive agreement(s) formalizing the joint venture, and pursuant to which the parties will use their reasonable best efforts to negotiate in good faith the definitive agreement(s), which among other standard terms and conditions, shall contain the following provisions: (1) the joint venture will be owned 65% by CrucialTrak and 35% by the Company, (2) the Company will provide the joint venture a line of credit for up to $5,000,000, repayable with annual interest not exceeding 8%, for the period of 18 months beginning November 1, 2017, and on terms mutually agreeable to the joint venture and the Company, and (3) the joint venture will have a first right of refusal on access to all formally reported projects and the right to distribute CrucialTrak’s products in the government, military and critical infrastructure/key resources market segments. During the three months ended March 31, 2018, the Company and CrucialTrak determined not to proceed in forming the joint venture.

On October 19, 2017, the Company entered into an Addendum (the “Addendum”) to the Strategic Alliance Agreement with DarkPulse, pursuant to which Addendum the Company shall receive 20% of project revenue for DarkPulse’s “Five Deployments Eurasian Mining Project,” and 10% of project revenue for two additional DarkPulse agency agreements more specifically described in the Addendum. As of March 31, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On October 25, 2017, the Company entered into a Strategic Market Alliance Agreement with NeQter Labs (“NeQter”), a New York corporation engaged in building solutions for NIST compliance needs and appliances that are designed to improve security via monitoring login access and other control services, designating the Company as NeQter’s sales agent for government departments, agencies and units and public and private small to medium-sized businesses for the purpose of promoting NeQter’s products, and pursuant to which NeQter will cross-promote the Company’s products and services, and the Company will receive a 15% discount off the purchase price of NeQter products for resale to Bravatek’s customers. As of March 31, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On November 1, 2017, the Company entered into a Strategic Alliance Agreement with IDdriven, Inc. (“IDdriven”), a Nevada corporation engaged in the business of providing identity and access management software to increase data security, designating the Company as IDdriven’s project-based business partnership channel for governmental and non-governmental departments, agencies and units, for the purpose of promoting IDdriven’s products, and pursuant to which IDdriven will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 15%-20% of project revenue for clients introduced to IDdriven by the Company. As of March 31, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On December 13, 2017, the Company entered into a Strategic Alliance Agreement with Cobweb Security Ltd (“Cobweb Security”), an Israeli corporation engaged in providing website security for small and medium businesses as well as for hosting companies, designating the Company as Cobweb Security’s project-based business partnership channel for small and medium businesses and hosting companies for the purpose of promoting Cobweb Security’s products and services, and pursuant to which Cobweb Security will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 15%-20% of project revenue for clients introduced by the Company and registered with Cobweb Security via its system, and delivered through the Company or a Cobweb Security-designated distribution affiliate or sales channel. As of March 31, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On December 13, 2017, the Company entered into a Strategic Alliance Agreement with QBRICS, Inc. (“QBRICS"), a corporation organized under the laws of Delaware engaged in providing customized private blockchain platforms and solutions for governmental and non-governmental departments / agencies / units for the purpose of promoting QBRICS’s relevant capabilities, products and/or service solutions, and pursuant to which QBRICS will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with QBRICS, and delivered through the Company or a QBRICS-designated distribution affiliate or sales channel. As of March 31, 2018, the Company has not recognized any revenue or expenses related to this agreement.

Effective December 21, 2017, the Company entered into a Joint Venture Agreement (the “Agreement”) with DarkPulse, pursuant to which (1) the parties will form a joint venture limited liability company in Delaware to develop, market and sell products and services based on DarkPulse’s patented BOTDA dark-pulse technology (the “Technology”) to be owned 40% by the Company and 60% by Dark Pulse (the “JV”); (2) the Company shall fund $10,000 in initial capital to the JV; and (3) and the JV shall have an irrevocable royalty-free non-exclusive license to use the Technology in the North America, Asia and European government, military and CI/KR (Critical Infrastructure / Key Resources) market segments. While DarkPulse has a controlling financial interest in the JV, the Company and DarkPulse jointly manage the JV and any significant decisions and/or actions of the JV require the mutual consent of both parties. Therefore, the Company is accounting for its 40% ownership interest in the JV using the equity method of accounting. The JV is a related party to the Company. During the quarter ended March 31, 2018, the Company funded $20,000 to the JV.

Effective December 21, 2017, the Company entered into a Joint Venture Agreement (the “Agreement” or the “JV”) with The Go Eco Group, a corporation organized under the laws of the State of Nevada (“LIBE”), pursuant to which (1) the parties will form a JV limited liability company in Delaware to develop, market and sell products, services and technology based on a web-enabled Light Guard System (the “System”), (2) the JV will be owned 35% by the Company and 65% by LIBE; (3) the Company shall fund $25,000 in initial capital to the JV; and (4) the JV shall have an irrevocable royalty-free non-exclusive license to use all of LIBE’s direct and/or licensed intellectual property necessary for the JV to develop and sell the System. While LIBE has a controlling financial interest in the JV, the Company and LIBE jointly manage the JV and any significant decisions and/or actions of the JV require the mutual consent of both parties. Therefore, the Company is accounting for its 40% ownership interest in the JV using the equity method of accounting. The JV is a related party to the Company. As of March 31, 2018, the JV owes the Company $30,000, and management has recorded an allowance for doubtful accounts of $30,000. The Company has engaged a law firm to pursue the collection of the $30,000.

On January 5, 2018, the Company entered into a Strategic Alliance Agreement with AppGuard LLC (“AppGuard”), a corporation organized under the laws of Delaware engaged in providing anti-malware software for Windows devices, for the purpose of promoting AppGuard’s relevant capabilities, products and/or service solutions, and pursuant to which AppGuard will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with AppGuard, and delivered through the Company or a AppGuard-designated distribution affiliate or sales channel. As of March 31, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On January 10, 2018, the Company entered into a Strategic Alliance Agreement with Fazync LLC (“Fazync”), a Colorado limited liability company engaged in providing energy-saving solutions and capabilities to the Critical Infrastructure/Key Resources arena, for the purpose of promoting Fazync’s relevant capabilities, products and/or service solutions, and pursuant to which Fazync will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with Fazync, and delivered through the Company or a Fazync-designated distribution affiliate or sales channel. As of March 31, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On February 15, 2018, the Company entered into a Strategic Alliance Agreement (the “DP Telecom Strategic Alliance Agreement”) with IEVOLV Ventures, Inc., a California corporation engaged in providing turnkey telecom services (“IEVOLV”), and with DP Telecom Inc., a Wyoming corporation engaged in providing telecommunications implementation support for turn-key vendors with a focus on electrical and ground-based projects while providing logistical management for strategic partners in the northern California market (“DP Telecom” and together with IEVOLV the “MAP Partners”), for the purpose of promoting the MAP Partners’ relevant capabilities, products and/or service solutions, and pursuant to which the MAP Partners will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 15%-20% of project net profit for clients introduced by the Company. As of March 31, 2018, the Company has not recognized any revenue or expenses related to this agreement.

Pursuant to the DP Telecom Strategic Alliance Agreement, the parties also agreed that the Company would make every reasonable effort to fund $200,000 to DP Telecom within 60 days pursuant to a Credit Agreement attached to the DP Telecom Strategic Alliance Agreement as Exhibit A (the “Credit Agreement”), which the MAP Partners and the Company would execute at closing of the funding (the “Closing”). At the Closing, (1) Bravatek was to fund DP Telecom $200,000, (2) DP Telecom was to execute a secured promissory note (the “Note”) and security agreement (the “Security Agreement”) in the forms attached as exhibits to the Credit Agreement, (3) IEVOLV was to execute a guaranty (the “Guaranty”) in the form attached as an exhibit to the Credit Agreement, (4) each of DP Telecom and IEVOLV were to pay Bravatek 20% of their net profits for a minimum of 6 months following the Closing, and (5) each of DP Telecom and IEVOLV were to grant the Company a right of first refusal to provide telecom services for all telecom projects that either DP Telecom or IEVOLV receive for a minimum of 6 months following Closing. On March 1, 2018, the Company remitted $25,000 to DP Telecom in exchange for a Promissory Note. Since the entire $200,000 was not funded, other than the issuance of the Promissory Note, the parties have not proceeded to Closing and executed the additional agreements that were to be executed at Closing. The Company is currently monitoring DP Telecom’s operational progress, and the parties may still proceed to Closing depending on such progress.

On March 14, 2018, the Company entered into a Strategic Alliance Agreement with OrangeHook, Inc. (“OrangeHook”), a Florida corporation engaged in the business of providing identification authentication and credentialing software, for the purpose of promoting OrangeHook’s relevant capabilities, products and/or service solutions, and pursuant to which OrangeHook will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with OrangeHook, and delivered through the Company or a OrangeHook-designated distribution affiliate or sales channel. As of March 31, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On March 28, 2018, the Company entered into a Strategic Alliance Agreement with Center for Threat Intelligence, LLC (“Center”), a Washington limited liability company engaged in the business of providing critical threat intelligence training, for the purpose of promoting Center’s relevant capabilities, products and/or service solutions, and pursuant to which Center will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with Center, and delivered through the Company or a Center-designated distribution affiliate or sales channel. As of March 31, 2018, the Company has not recognized any revenue or expenses related to this agreement.

Management and the Board of Directors believes it is owed monies in the following amounts, by the following firms, for breaches of executed agreements of the given party. None of the amounts below are included in the assets of the Company reflected on its balance sheet. In April of 2018, the Company engaged a law firm to pursue collections of the following:

DTREDS, LLC	$1,376,167
YKTG LLC	4,857,441
TOTAL	$6,233,608

NOTE 13 - Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

From April 1, 2018, through May 15, 2018, the Company has issued 106,781,430 shares of common stock in satisfaction of $76,420 of principal and $461 of accrued and unpaid interest pursuant to a conversion notice received by the Company from a convertible debt holder.

On April 2, 2018 (the “Issue Date”), the Company issued a replacement convertible promissory note, with a face value of $45,000, maturing on April 2, 2019, and stated interest of 12% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices for the 20 days prior to conversion. The note replaces the $40,111 issued to the same investor on October 11, 2017 (See Note 9). The note also requires daily ACH payments of $83.

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

On May 9, 2018, the Company entered into an Equity Purchase Agreement (the “EPA”) with Triton Funds LP (“Triton”) for $500,000. Triton, a new fund launched by students at the University of California, San Diego (UCSD), is making the investment to drive the continued expansion of BVTK’s proprietary technology which assists corporate entities, governments, and individuals in protecting their organizations against errors, as well as cyber and physical attacks. Pursuant to the EPA, each closing for Capital Call Shares shall occur on the date that is 5 business days following the date that the Investor receives Capital Call Shares from the Company. The purchase price for the shares to be paid by Triton at each closing shall be 75% of the lowest daily volume-weighted average price of the Company’s common stock during the 5 trading days prior to a closing date. Triton’s obligation to purchase Capital Call Shares is subject to several conditions, including (i) that the Company has filed a registration statement with the SEC registering the Capital Call Shares within 60 calendar days from the date of the EPA, and (ii) that the purchase of Capital Call Shares shall not cause Triton to own more than 4.99% of the outstanding shares of the Company’s common stock. The Company has agreed to donate 25,000,000 shares of the Company’s common stock to Triton’s affiliate, Triton Funds LLC.

On May 11, 2018, the Company issued a convertible promissory note, with a face value of $215,000, maturing on May 11, 2019, (the “Maturity Date”) and stated interest of 12% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices quoted for the 20 days prior to conversion. The investor funded $59,000 of the note on March 11, 2018, and has committed to fund an additional $141,000 upon the filing of this Form 10-Q, net of $15,000 of OID.

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

Overview and Plan of Operation

Bravatek Solutions, Inc., a Colorado corporation, was incorporated in the State of Colorado, on April 19, 2007. The Company provides security, defense, and information security solutions, which assist corporate entities, governments and individuals in protecting their organizations and/or critical infrastructures against error, and physical and cyber-attack. The Company's business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, hardware and services, including telecom services. Products include software, hardware and services, and span a diverse variety of industries including, but not limited to, email security, user authentication, telecommunications and cyber breach protection.

The Company acquired HelpComm effective January 1, 2018, and the consolidated results for the three months ended March 31, 2018, include results of HelpComm and the Company. The results for the three months ended March 31, 2017, are only for the Company.

Additionally, the Company's primary business operations are focused on establishing a strategic leadership position in cybersecurity email solutions and telecom services within the U.S. and abroad. To accomplish this, the Company has a “Market Alliance Program” (“MAP”) that enables Bravatek to rapidly introduce additional allied software, tools and systems to the worldwide marketplace through “win-win” contracts offering Bravatek, in virtually all cases, exclusive distribution rights in specified markets.

The Company has also developed and plans to continue selling an enterprise-level secure email software appliance named Ecrypt One. Ecrypt One is a patent-pending email server with integrated security technology. It was designed to protect email and attachments in transit and at rest. It incorporates multiple security technologies and techniques, such as encryption, role based access controls, server rules that enforce security, and multi-factor authentication. It was designed to assist organizations and governments to meet and maintain compliance with information security regulations such as HIPAA.

The Company has filed patent applications for multiple attributes and processes contained in Ecrypt One.

The Company also plans to release a consumer software product (protected by two issued patents) scheduled for release in the second quarter of 2018.

The foregoing business actions are goals of the Company. There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the nine months ended December 31, 2017 and 2016, and filed by the Company in its Transition Report on Form 10-KT with the United States Securities and Exchange Commission on May 3, 2018.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operation for the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

Revenue

For the three months ended March 31, 2018, the Company had revenues of $1,068,993, compared to $-0- for the three months ended March 31, 2017. The 2018 revenues were comprised of $1,044,156 from HelpComm and related party sales of $24,837 for Bravatek.

Cost of Services

For the three months ended March 31, 2018, cost of services of $821,092 were related to the HelpComm revenues, and are comprised of materials, labor, sub-contractors and related expenses.

Operating Expenses

For the three months ended March 31, 2018, the Company had operating expenses of $689,088, compared to $71,557 for the three months ended March 31, 2017. The increase in operating expenses was attributable to $408,554 of HelpComm’s operating expenses and $63,853 related to the amortization of the intangible assets acquired in the HelpComm acquisition.

	Three months ended March 31,
	2018	2017
Bravatek expenses	$216,680	$71,557
HelpComm expenses	408,555	-
Amortization of acquired assets	63,853	-
Total	$689,088	$71,557

Other Income (Expenses)

Other income, net, for the three months ended March 31, 2018 was $906,172, compared to $334,406 for the three months ended March 31, 2017. The increase was primarily due to changes in the fair value of derivatives of $1,777,359 for the three months ended March 31, 2018, compared to $458,866 for the three months ended March 31, 2017. The credit to derivative expense for the three months ended March 31, 2018, was a result of the initial derivative expense of $244,459 of the convertible promissory notes issued during the quarter ended March 31, 2018, and the decrease of the fair value in derivative liabilities of $2,021,818. Amortization expense of debt discounts increased to $802,085 for the three months ended March 31, 2018, from $24,623 for the three months ended March 31, 2017, as a result of the amortization of debt discounts recorded on newly issued convertible notes. Interest expense decreased to $60,550 for the three months ended March 31, 2018, from $96,546 for the three months ended March 31, 2017, as a result of lower face value convertible note balances.

Net Income

The Company had net income of $464,984 for the three months ended March 31, 2018, compared to net income of $261,766 for the three months ended March 31, 2017. The increase net income for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was predominantly due to the increase in other income described above, offset by an increase in the operating loss of $368,547 for the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

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

For the three months ended March 31, 2018, we primarily funded our business operations with $495,000 of advances on our revolving line of credit as well as $240,000 of proceeds from convertible note financings. These proceeds funded our business operations and were also used to make payments on our revolving line of credit as well as to pay off existing debt of approximately $48,885, to fund $28,990 for our Agreement with MHC, and invest an additional $20,000 in our joint venture with DarkPulse. We may conduct a private placement offering to seek to raise the necessary working capital to continue to fund our business operations, or continue to rely on the issuance of convertible promissory notes to fund our business operations. We also intend to register shares common stock for issuance to and purchase by Triton Funds LP pursuant to the Equity Purchase Agreement we executed with them on May 9, 2018.

As of March 31, 2018, we had cash of $75,803, as compared to $189,357 at December 31, 2017. As of March 31, 2018, we had current liabilities of $6,747,812 (including $3,036,641 of non-cash derivative liabilities), compared to current assets of $796,078, which resulted in a working capital deficit of $5,951,734. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, revolving line of credit, bank term loans and notes payable.

Operating Activities

For the three months ended March 31, 2018, net cash used in operating activities was $344,717, compared to $2,452 for the three months ended March 31, 2017. For the three months ended March 31, 2018, our net cash used in operating activities was primarily attributable to the net income of $464,984 adjusted by the gain of $1,777,359 on the fair value of derivatives, amortization and depreciation of $999,289. Net changes of $31,632 in operating assets and liabilities increased the cash used in operating activities. For the three months ended March 31, 2017, our net cash used in operating activities was primarily attributable to net income adjusted by the gain on fair value of derivatives, amortization of debt discounts, non-cash interest and fees related to convertible promissory notes and depreciation. Net changes of $132,738 in operating assets and liabilities negatively impacted the cash flows from operating activities.

Investing Activities

For the three months ended March 31, 2018, cash used in investing activities of $38,160 was comprised of the Company investing $20,000 in our joint venture with DarkPulse, made payments of $29,880 towards the Company’s exclusivity agreement with MHC, purchased a note receivable of $25,000 and purchased fixed assets of $10,190. There was no investing activity for the three months ended March 31, 2017.

Financing Activities

For the three months ended March 31, 2018, the net cash provided by financing activities was $269,323, compared to $2,320 for the three months ended March 31, 2017. During the three months ended March 31, 2018, we received advances of $495,000 on our revolving line of credit, $240,000 from the issuance of $288,525 of convertible notes. The Company made payments of $416,822 on the revolving line of credit and made payments of $48,855 against notes payable, capital leases payable and convertible notes payable. The net cash provided by financing activities of $2,320 for the three months ended March 31, 2017, resulted from proceeds from related party notes of $5,000 and the payment of $3,500 of notes payable.

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

Our significant accounting policies are summarized in Note 2 of our financial statements are included in the Company's Transition Report on Form 10-KT filed on May 3, 2018. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 3, 2018, the Company issued 54,752,409 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $52,565 principal portion and $7,663 of accrued interest, of, the Company's convertible promissory note issued to Carebourn on June 9, 2017.

On January 11, 2018, the Company issued 50,000,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $55,000 principal portion of, the Company's convertible promissory note issued to Carebourn on June 23, 2017.

On January 17, 2018, the Company issued 49,786,212 shares of common stock to More Capital LLC (“More”) in partial satisfaction of its obligations under, and the holder's election to convert a $51,349 principal portion and $2,420 accrued interest, of, the Company's convertible promissory note issued to More on August 1, 2017.

On January 19, 2018, the Company issued 55,000,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $66,000 principal portion of, the Company's convertible promissory note issued to Carebourn on June 23, 2017.

On January 22, 2018, the Company issued 60,398,076 shares of common stock to Union Capital LLC (“Union”) in partial satisfaction of its obligations under, and the holder's election to convert a $60,200 principal portion and $2,916 accrued interest, of, the Company's convertible promissory note issued to Union on June 8, 2017.

On January 22, 2018, the Company issued 139,618,981 shares of common stock to Union in partial satisfaction of its obligations under, and the holder's election to convert a $140,750 principal portion of, the Company's convertible promissory back-end note issued to Union on June 8, 2017.

On February 7, 2018, the Company issued 33,000,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $33,000 principal portion of, the Company's convertible promissory note issued to Carebourn on June 23, 2017.

On February 20, 2018, the Company issued 40,000,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $44,800 principal portion of, the Company's convertible promissory note issued to Carebourn on June 23, 2017.

On February 28, 2018, the Company issued 42,848,780 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $28,935 principal portion and $13,914 of accrued interest, of, the Company's convertible promissory note issued to Carebourn on June 23, 2017.

On March 12, 2018, the Company issued 50,000,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $48,000 principal portion of, the Company's convertible promissory note issued to Carebourn on August 9, 2017.

On March 23, 2018, the Company issued 50,000,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $33,000 principal portion of, the Company's convertible promissory note issued to Carebourn on August 9, 2017.

On March 27, 2018, the Company issued 60,000,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $39,600 principal portion of, the Company's convertible promissory note issued to Carebourn on August 9, 2017.

On March 27, 2018, the Company issued 40,000,000 shares of common stock to Carebourn Partners in satisfaction of its obligations under, and the holder's election to convert a $26,000 principal portion of, the Company's replacement convertible promissory note issued to Carebourn Partners on March 27, 2018.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description
3.1	Articles of Incorporation (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.2	Bylaws (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

3.4	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.5	Certificate of Designation of Series C Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.6	Certificate of Designation of Series D Preferred Stock (incorporated by reference to our Form 8-K filed on January 24, 2018)

3.7	Articles of Amendment to Articles of Incorporation (changing the Company’s name) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

3.8	Articles of Amendment to Articles of Incorporation (increasing the Company’s authorized common stock) (incorporated by reference to our Current Report on Form 8-K filed on June 6, 2016)

3.9	Articles of Amendment to Articles of Incorporation (amending the Designation of the Series C Preferred Stock) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

10.1	Commodity Classification Document (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

10.2	Director Agreement and Restricted Shares Agreement dated March 27, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

10.3	Employment Agreement and Restricted Shares Agreement dated June 16, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on June 18, 2014)

10.4	Amendments to Employment Agreement and Restricted Shares Agreement with Thomas Cellucci (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2016)

10.5	Asset Purchase Agreement with Dependable Critical Infrastructure, Inc. dated June 2, 2015 (incorporated by reference to our Form 8-K filed on June 9, 2015)

10.6	Settlement Agreement with Global Capital Corporation dated June 10, 2015 (incorporated by reference to our Form 8-K filed on June 16, 2015)

10.7	Settlement Agreement with Micro-Tech Industries, Ltd., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

10.8	Settlement Agreement with Whonon Trading S.A., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

10.9	Consulting Agreement dated December 1, 2015, with Debbie King (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.10	Amendment to Consulting Agreement dated March 1, 2016, with Debbie King (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.11	Director Agreement and Nonqualified Stock Option Agreement dated July 23, 2015, with Debbie King (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.12	Director Agreement and Nonqualified Stock Option Agreement dated July 23, 2015, with Charles Brooks (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.13	Director Agreement and Nonqualified Stock Option Agreement dated August 26, 2015, with Hans Holmer (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.14	Reseller Agreement with i3 Integrative Creative Solutions, LLC, dated April 17, 2017 (incorporated by reference to our Form 8-K filed on April 18, 2017)

10.15	Strategic Alliance Agreement with Mile High Construction dated June 2, 2017 (incorporated by reference to our Form 8-K filed on June 2, 2017)

10.16	Joint Venture Agreement with DarkPulse Technologies, Inc. dated December 21, 2017 (incorporated by reference to our Form 8-K filed on December 28, 2017)

10.17	Joint Venture Agreement with The Go Eco Group, dated December 21, 2017 (incorporated by reference to our Form 8-K filed on December 29, 2017)

10.18

Amended and Restated Stock Purchase Agreement dated January 12, 2018 and effective January 1, 2018, by and among Bravatek Solutions, Inc. and Johnny Bolton and Jonathan Bolton (incorporated by reference to our Form 8-K filed on January 24, 2018)

10.19	Joint Venture Agreement with AmbiCom Holdings, Inc. dated January 24, 2018 (incorporated by reference to our Form 8-K filed on January 25, 2018)

10.20	Joint Venture Agreement with IEVOLV Ventures, Inc. dated February 15, 2018 (incorporated by reference to our Form 8-K filed on February 16, 2018)

10.21	Equity Purchase Agreement with Triton Funds LP dated May 7, 2018 (incorporated by reference to our Form 8-K filed on May 14, 2018)

10.22	Registration Rights Agreement with Triton Funds LP dated May 7, 2018 (incorporated by reference to our Form 8-K filed on May 14, 2018)

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed July 13, 2010)

31.1*	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

BRAVATEK SOLUTIONS, INC.

Date: May 17, 2018	By:	/s/ Thomas A. Cellucci
Thomas A. Cellucci
CEO

