Form 10-Q
period 2018-06-30
Bravatek Solutions, Inc.
filed 2018-08-14
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 14, 2018, the Company had 9,266,957,705 issued and outstanding shares of common stock.

BRAVATEK SOLUTIONS, INC.

BRAVATEK SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	$62,824	$189,357
Accounts receivable	299,046	24,897
Accounts receivable, related party	24,837	-
Prepaid expenses	69,019	23,080
Other assets	251,413	25,000
Investment in unconsolidated investee	70,000	-
TOTAL CURRENT ASSETS	777,139	262,334

Property and equipment, net	210,962	21,634
Intangible assets, net	1,770,842	133,929
Goodwill	1,339,259	-
TOTAL ASSETS	$4,098,202	$417,897

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Convertible notes payable, net of discounts	$992,241	$797,797
Notes payable, current portion	904,652	830,788
Revolving line of credit	499,035	-
Bank term loans, current portion	97,139	-
Accounts payable and accrued liabilities	633,312	64,023
Accounts payable, related party	308,562	318,179
Accrued interest	366,919	335,258
Capital leases payable, current portion	12,045	-
Derivative liabilities	2,238,111	5,331,567
Deferred revenue	5,482	-
TOTAL CURRENT LIABILITIES	6,057,498	7,677,612

LONG- TERM LIABILITIES:
Notes payable, net of curent portion	82,268	-
Capital leases payable, net of current portion	449	-
Bank term loans, net of current portion	180,491	-
Series D convertible preferred stock, 100,000 shares authorized and issued and outstanding	2,400,000	-
TOTAL LONG-TERM LIABILITIES	2,663,208	-

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock (5,000,000 shares authorized; par value $0.0001, -0- shares issued and outstanding at June 30, 2018, and December 31, 2017)	-	-
Series B preferred stock (350,000 shares authorized; par value $0.0001, 264,503 shares issued and outstanding at June 30, 2018, and December 31, 2017)	26	26
Series C preferred stock (1,000,000 shares authorized; par value $0.0001, 319,768 shares issued and outstanding at June 30, 2018, and December 31, 2017)	32	32
Series E preferred stock (1 share authorized; par value $0.0001, 1 share issued and outstanding at June 30, 2018)	-	-
Common stock (10,000,000,000 shares authorized; no par value; 9,266,957,705 and 8,040,670,036 shares issued and outstanding at June 30, 2018, and December 31, 2017, respectively)	6,431,060	5,385,977
Common stock to be issued (1,221 shares issuable at June 30, 2018, and December 31, 2017)	66,917	66,917
Additional paid in capital	21,053,191	17,370,682
Accumulated deficit	(32,173,730)	(30,083,349)
TOTAL STOCKHOLDERS' DEFICIT	(4,622,504)	(7,259,715)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,098,202	$417,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRAVATEK SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Sales, other	$774,204	$-	$1,818,360	$-
Sales, related party	-	-	24,837	-
Total revenues	774,204	-	1,843,197	-
Cost of services	627,439	-	1,448,531	1,083
GROSS PROFIT (LOSS)	146,765	-	394,666	(1,083)

OPERATING EXPENSES
Management fees and expenses, related parties	2,489,424	57,000	2,625,905	113,500
Wages and employee expenses	15,799	-	90,275	-
Advertising and promotion	700	3,600	700	3,600
Rent, related party	34,500	-	65,714	-
General and administrative	170,756	27,636	351,602	38,955
Research and development	6,750	2,250	16,750	4,500
Professional fees	76,711	60,634	135,576	54,834
Amortization and depreciation	109,899	20,689	307,105	27,977
TOTAL OPERATING EXPENSES	2,904,539	171,809	3,593,627	243,366

OPERATING LOSS	(2,757,774)	(171,809)	(3,198,961)	(244,449)

OTHER INCOME (EXPENSES)
Interest expense	(639,263)	(367,730)	(1,501,898)	(488,899)
Interest expense related party	-	(2,915)	-	(6,206)
Other income	1,500	-	12,948	-
Gain (loss) on fair value of derivatives	843,192	(7,902,778)	2,620,551	(7,443,912)
Loss on extinguishment of debt	(3,021)	-	(23,021)	-
TOTAL OTHER INCOME (EXPENSES), NET	202,408	(8,273,423)	1,108,580	(7,939,017)

NET LOSS	$(2,555,367)	$(8,445,232)	$(2,090,381)	$(8,183,466)

LOSS PER SHARE
Basic abnd diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	8,849,020,450	4,790,615,050	8,694,453,203	3,376,199,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRAVATEK SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,090,381)	$(8,183,466)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	307,105	27,977
Non-cash interest and fees	-	72,504
Voting control value of preferred stock issued	2,333,140	-
Amortization of debt discounts	1,384,671	201,239
Loss (gain) on fair value of derivatives	(2,620,551)	7,443,912
Changes in operating assets and liabilities:
Accounts receivable	112,815	-
Accounts receivable, related party	(24,837)	-
Prepaid expenses and other recevables	(5,626)	-
Accounts payable and accrued liabilities	(117,516)	85,825
Accounts payable and accrued liabilities, related party	(4,171)	52,040
Deferred revenue	5,482	-
NET CASH USED IN OPERATING ACTIVITIES	(719,869)	(299,969)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment	(10,190)	-
Cash acquired in HelpComm acquisition	46,910	-
Investment in joint venture	(45,000)	-
Purchase of note receivable	(25,000)	-
Purchase of exclusive rights	(30,380)	(200,000)
NET CASH USED IN INVESTING ACTIVITIES	(63,660)	(200,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Payments of principal on notes and leases payable	(33,975)	(323,162)
Payments of principal on convertible notes payable	(62,461)	(32,720)
Proceeds from issuance of convertible debt, net	715,000	948,250
Proceeds from loan-related party	-	11,301
Repayments of loan-related party	-	(38,151)
Payments of principal on bank term notes payable	(45,114)	-
Proceeds from revolving line of credit	626,600	-
Payments of revolving line of credit	(543,054)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	656,996	565,518

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(126,533)	65,549

CASH AND CASH EQUIVALENTS
Beginning of period	189,357	257
End of period	$62,824	$65,806

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$63,446	$149,315
Cash paid for income taxes	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued in settlement of debt and interest on convertible debt	$1,045,083	$731,965
Shares to be issued in settlement of debt and interest on convertible debt	$-	$6,521
Original issue discounts	$65,525	$72,075
Original debt discount against derivative liabilities	$900,965	$1,131,859
Initial value of derivative liabilities	$1,271,999	$3,308,630
Reclassification of derivatives upon conversion of convertible debt	$1,324,370	$5,298,808
Issuances of notes payable for propery and equipment	$46,000	$-
Series E Preferred Stock issued for debt forgiveness, related party	$25,000	$-

Acquisition of HelpComm, Inc.
Issuance of Series D Preferred stock as consideration	$2,400,000	$-
Assumed liabilities	1,711,389	-
Accounts receivable	(386,964)	-
Property and equipment	(171,714)	-
Other Assets	(292,994)	-
Intangible assets	(3,212,807)	-
Cash acquired	$46,910	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 - Nature of Operations

Bravatek Solutions, Inc., a Colorado corporation (the “Company”), was incorporated on April 19, 2007, as eCrypt Technologies, Inc. Effective October 23, 2015, the Company changed its name to “Bravatek Solutions, Inc.” in order to better reflect the Company's expanding operations and strategy. The Company's business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, hardware and services (including telecom services). Products include software, hardware and services, and span a diverse variety of industries including, but not limited to, email security, user authentication, telecommunications and cyber breach protection. Bravatek is a security platform company offering services, software, tools and systems that it provides, develops, acquires or obtains through strategic marketing or other agreements. The Company began taking pre-orders of Tuitio, a consumer software product (protected by two issued patents and licensed by the Company) in the second quarter of 2018.

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

The following table summarizes the purchase price allocation of the fair value of assets acquired and liabilities assumed in the acquisition:

Purchase Price Allocation
Fair value of consideration for Acquisition	$2,425,000
Liabilities assumed	1,711,389
Total purchase consideration	$4,136,389
Tangible assets acquired	$898,582
Intellectual Property/Technology	391,600
Customer Base	961,000
Tradenames and Trademarks	431,300
Non- compete agreements	37,200
Option to buy 8760, LLC	77,448
Goodwill	1,339,259
$4,136,389

The total purchase price of $4,136,389 has been allocated on to the tangible and intangible assets acquired and liabilities assumed based on preliminary estimated fair values as of the completion of the Acquisition. The fair value of HelpComm’s identifiable intangible assets was estimated primarily using the income approach which requires an estimate or forecast of all the expected future cash flows, either through the use of the relief-from-royalty method or the multi-period excess earnings method. The Company will record amortization expense assuming a straight-line basis over the expected life of the finite lived intangible assets, which approximates expected future cash flows.

Goodwill recorded of $1,339,259 represents the amount by which the fair value consideration transferred exceeds the fair value of the HelpComm assets the Company acquired and the liabilities the Company assumed. The Company will not amortize the goodwill, but will instead test the goodwill for impairment at least annually and whenever events or circumstances have occurred that may indicate a possible impairment.

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

The accompanying condensed consolidated financial statements in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Transition Report for the nine months ended December 31, 2017, filed with the United States Securities and Exchange Commission (the “SEC”) on May 3, 2018. Interim results of operations for the three and six months ended June 30, 2018, and 2017, are not necessarily indicative of future results for the full year. Certain amounts from the 2017 period have been reclassified to conform to the presentation used in the current period.

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

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and six months ended June 30, 2018, and their accounts receivable balance as of June 30, 2018:

	Sales % Three Months Ended June 30, 2018	Sales % Six Months Ended June 30, 2018	Accounts receivable balance June 30, 2018
Customer A	28.6%	37.3%	$15,001
Customer B	16.7%	13.3%	$32,715
Customer C	14.3%	21.8%	$39,290
Customer D	15.8%	13.8%	$109,849

Accounts Receivable/Allowance for Doubtful Accounts

The Company records its client receivables at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and establishes allowances based on historical experience and other currently available information. As of June 30, 2018, and December 31, 2017, management determined to establish an allowance for doubtful accounts of $30,000. The Company has engaged a law firm to pursue the collection of the $30,000.

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

The Company's property and equipment consisted of the following at June 30, 2018, and December 31, 2017:

	2018	2017
Vehicles	$164,900	$35,608
Machinery and Equipment	172,703	74,091
Total Property and Equipment	337,603	109,699
Less: Accumulated Depreciation	126,641	88,065
Property and Equipment, Net	$210,962	$21,634

Depreciation expense was $38,576 and $4,667 for the six months ended June 30, 2018, and 2017, respectively, and $18,073 and $2,340 for the three months ended June 30, 2018 and 2017, respectively.

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

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. Capitalized software is amortized over the software's estimated economic life of 3 years. For the six months ended June 30, 2018, and 2017, the Company had no development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software.

Other intangible assets

The Company accounts for amounts paid to acquire exclusivity rights as intangible assets and are amortized over the term of exclusivity. In June 2017, the Company purchased for $200,000 exclusivity rights from HelpComm, Inc. (“HelpComm”) (see Note 9) for a one-year term. The Company acquired HelpComm in January 2018, and accordingly during the three months ended March 31, 2018, wrote off the remaining unamortized balance of $86,027. Also, in June 2017, the Company purchased for $200,000 exclusivity rights from Mile High Construction (“MHC”), of which $107,520 was funded in 2017. During the six months ended June 30, 2018, the Company funded an additional $30,380 to MHC.

In January 2018, the Company acquired HelpComm (See Note 2). The following intangible assets are being amortized over their useful lives as indicated below:

	Life in years	2018	2017
Intellectual Property/Technology	10	$391,600	$-
Customer Base	5	961,000	-
Tradenames and Trademarks	5	431,300	-
Non-compete agreements	5	37,200	-
Option to purchase building	5	77,448	-
Exclusivity rights	1	337,900	307,520
Software	3	60,362	60,362
Total intangible assets acquired		1,898,548	367,822
Less accumulated amortization		(525,968)	(233,953)
Intangible assets, net		$1,770,842	$133,929

Amortization expense was $292,015 and $9,977, for the six months ended June 30, 2018, and 2017, respectively and $115,312 and $5,016, for the three months ended June 30, 2018, and 2017, respectively.

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

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP. All research and development costs have been expensed as incurred, totaling $16,750 and $4,500 for the six months ended June 30, 2018 and 2017, respectively, and $6,750 and $2,250 for the three months ended June 30, 2018 and 2017, respectively.

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $32,173,730 and has a working capital deficit of $5,280,359 as of June 30, 2018, which raises substantial doubt about its ability to continue as a going concern.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2018, and December 31, 2017, for each fair value hierarchy level:

June 30, 2018	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$2,238,111	$2,238,111

December 31, 2017
Level I	$-	$-
Level II	$-	$-
Level III	$5,331,567	$5,331,567

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

Convertible Preferred Stock

The Company accounts for preferred stock in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Preferred stock (including preferred stock that features conversion rights that are either within the control of the holder or subject to the occurrence of uncertain events not solely within our control) is classified as temporary equity. The Company’s Series D Convertible Preferred Stock features a fixed dollar conversion right, with a variable amount of shares of common stock upon conversion, and are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018, the Series D Preferred Stock subject to possible conversion is presented as a long-term liability in the condensed consolidated balance sheet presented herein.

Deferred Revenue

The Company records deferred revenues when cash has been received, but the related services or products have not been provided or delivered. Deferred revenue will be recognized when the services or products are provided and the terms of the agreements have been fulfilled. As of June 30, 2018, the Company has deferred revenue of $5,482 related to a down payment of $5,000 received from DarkPulse for a software build proposal and $482 of prepayments from customers for Tuitio, the Company’s new malware software. The company anticipates that the software build and Tuitio product will be available in August 2018.

Revenue Recognition

The Company has adopted ASU 2014-09, as amended effective January 1, 2018, and determined that there was no significant impact on its revenue recognition. The Company’s contracts with customers are generally on a purchase order basis and represent obligations that are satisfied at a point in time as defined in the new guidance. Accordingly, revenue for each project is recognized when each project is complete, and any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. Product revenue and miscellaneous income are recognized as earned.

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

Net Earnings (Loss) per Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. As of June 30, 2018, there were warrants and options to purchase 3,365 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 2,435,339,815 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2018, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-KT for the fiscal year ended December 31, 2017, as filed on May 3, 2018, that are of significance or potential significance to the Company.

NOTE 4 - Related Party Transactions

Management Fees and related party payables

For the three and six months ended June 30, 2018, and 2017, the Company recorded expenses to its officers, and the officers of one of the Company’s subsidiaries, in the following amounts:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
CEO	$42,000	$42,000	$84,000	$84,000
Voting control value of preferred stock issued to CEO	2,333,140	-	2,333,140	-
CFO	18,000	15,000	36,000	29,500
HelpComm President	46,708	-	88,307	-
HelpComm Vice President	49,576	-	84,458	-
Total	$2,489,424	$57,000	$2,625,905	$113,500

On June 1, 2018, the Company issued 1 share of its Series E Preferred Stock to Dr. Cellucci, in consideration of $25,000 of accrued and unpaid wages, Dr. Cellucci’s stock pledge of Series C Preferred Stock as collateral to a lender, the Company’s failure to timely pay current and past salaries, and Dr. Cellucci’s willingness to accrue unpaid payroll and non-reimbursement of business expenses without penalty or action for all amounts. The Company determined that the issuance of the Series E Preferred Stock resulted in a change of control of the Company. The Company determined that fair value of the Series E Preferred Stock (see Note 11) issued to the Company’s CEO was $2,333,140.

The HelpComm President and Vice President are the holders of 60,000 and 40,000 shares, respectively, of the Company’s Series D Convertible Preferred Stock. As of June 30, 2018, and December 31, 2017, included in accounts payable – related party is $287,500 and $318,179, respectively, for amounts owed the Company’s CEO. Amounts due to the HelpComm President and Vice President of $21,062 as of June 30, 2018, is also included in the accounts payable – related party balance.

Deferred revenue

Included in deferred revenue for the six months ended June 30, 2018 is $5,000 from DarkPulse Technology Holdings Inc. (“DarkPulse”) (see Note 12) for a down payment received for a software build proposal.

Sales and Accounts Receivables

On June 2, 2017, Bravatek Solutions, Inc. (the “Company”) entered into a Strategic Alliance Agreement with Mile High Construction (“MHC”), a telecom construction service provider with a principal place of business in Colorado, pursuant to which (i) the Company will provide at least $200,000 in business expansion funding to MHC and 30% of profits from services performed by MHC will be allotted to the Company, (ii) MHC will assign all purchase orders (the “Exclusive Rights”) to the Company for administration, accounting and fund distribution, (iii) the Company will provide project management and sales services to MHC, and (iv) MHC will promote the Company’s products and services and assist in sales calls. The Company funded $107,520 during the year ended December 31, 2017, and during the six months ended June 30, 2018, the Company funded an additional $30,380 to MHC. As of June 30, 2018, the Company has included $137,900 in intangible assets for the Exclusive Rights and has amortized $137,900 ($27,338 and $76,628 for the three and six months ended June 30, 2018).

For the six months ended June 30, 2018, the Company billed MHC $24,837, which is included in Sales, related party, and MHC owes the Company $25,837 which is included in Accounts receivable, related party, on the June 30, 2018, condensed consolidated financial statements.

Rent

On June 27, 2011, HelpComm entered into a twenty (20) year lease with 8760, LLC. The sole member of 8760, LLC is HelpComm’s President and the holder of 60,000 shares of the Company’s Series D Convertible Preferred Stock. Per the terms of the lease as amended, and assumed by the Company, pursuant to the Acquisition of HelpComm, the rent was $8,700 per month in January and February and $11,500 effective March 1, 2018, and HelpComm is responsible for property taxes, insurance and repairs and maintenance. For the three and six months ended June 30, 2018, total occupancy costs were $34,500 and $65,714, respectively. Pursuant to the HelpComm acquisition, the Company acquired an option to purchase 8760, LLC, for $100.00 at any time.

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

On June 15, 2015, Company entered into a Settlement Agreement and Partial Waiver and Release (the "Settlement Agreement") with Global. Global owned 2,377,500 shares of the Company's Series A Convertible Preferred Stock and was the holder of outstanding promissory notes in the original principal amount of $558,500, with accrued interest thereon due to Global of approximately $267,960 (the "Global Notes") immediately prior to the Settlement Agreement. Pursuant to the Settlement Agreement, Global agreed to (1) waive interest due of $267,960 under the Global Notes and $158,500 of principal, such that only $400,000 of principal and interest would be considered outstanding as of the settlement agreement date, and (2) immediately return all of the Preferred Stock to the Company for cancellation, in consideration for the Company issuing 856 shares of common stock to Global. As of June 15, 2015, the note is payable on demand as part of the Settlement Agreement. As of June 30, 2018, and December 31, 2017, the note balance was $400,000. Accrued interest as of June 30, 2018, and December 31, 2017, was $40,110.

The Company issued five notes from December 18, 2012 to May 30, 2013 totaling $199,960 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from December 18, 2014 through May 30, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no change in original terms of the agreements. The notes payable were again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement. As of June 30, 2018, and December 31, 2017, the note balance was $199,960 and the notes are currently in default. Accrued interest as of June 30, 2018, and December 31, 2017, was $107,777 and $97,781, respectively.

The Company issued six notes from July 12, 2013 to June 16, 2014, totaling $230,828 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from July 12, 2014 through June 16, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no other changes in original terms of the agreements. The notes payable were again extended on August 6, 2015, through January 1, 2016, with no other changes in original terms of the agreements. As of June 30, 2018, and December 31, 2017, the note balance was $230,828 and the notes are currently in default. Accrued interest as of June 30, 2018, and December 31, 2017, was $103,619 and $92,077, respectively.

Pursuant to the acquisition of HelpComm, the Company assumed all of the outstanding notes payable of HelpComm. As of June 30, 2018, the Company has the following note payables related to HelpComm outstanding:

June 30, 2018

Note payable on truck, payable in monthly installments of $643, including interest at approximately 5.24%, through February, 2019.	$6,385

Note payable on truck, payable in monthly installments of $798, including interest at approximately 4.24% per annum, through April, 2020.	17,052

Note payable on truck, payable in monthly installments of $724, including interest at approximately 5.99% per annum, through April, 2021.	23,485

Note payable on truck, payable in monthly installments of $437, including interest at approximately 5.19% per annum, through May 2021.	14,228

Note payable on equipment, payable in monthly installments of $1,196, including interest at approximately 0.9% per annum, through January, 2020.	23,902

Note payable on dump truck, payable in monthly installments of $843 including interest at approximately 9.54% per annum, through November, 2018.	4,962

Note payable on equipment, payable in monthly installments of $295, including interest at approximately 11.08% per annum, through July, 2019.	3,647

Note payable on truck, payable in monthly installments of $912, including interest at approximately 5.94% per annum, through March, 2023.	45,443

Note payable on truck, payable in monthly installments of $647 including interest at approximately 5.84% per annum, through August, 2020.	17,029
Total notes payable	156,132
Less current portion	73,864
Notes payable non- current portion	$82,268

The combined activity for notes payable for the six months ended June 30, 2018, is as follows:

June 30, 2018
Beginning balance	$830,788
Notes assumed in HelpComm acquisition	133,267
New note issued for vehicle	46,000
Payments	(23,135)
Ending balance notes payable	986,920
Less current portion	904,652
Notes payable, non-current portion	$82,268

Future minimum payments on notes payable are as follows:

12 months ending June 30,	Principal Note Payments
2019	$904,652
2020	41,920
2021	22,435
2022	10,024
2023	7,889
$986,920

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

The combined activity for the bank term loans for the six months ended June 30, 2018, is as follows:

June 30, 2018
Assumed in HelpComm acquisition	$322,744
Payments of principal	(45,114)
Ending balance term loans	277,630
Less current portion	97,139
Bank term loans, non-current portion	$180,491

Future minimum payments on the bank term loans are as follows:

12 months ending June 30,	Principal Term Loan Payments
2019	$97,138
2020	92,270
2021	16,019
2022	17,177
2023	18,419
Thereafter	36,607
$277,630

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

The activity for the three months ended June 30, 2018, is as follows:

June 30, 2018
Assumed n the HelpComm acquisition	$415,489
Advances	626,600
Payments	(543,054)
Ending balance	$499,035

NOTE 8 – Capital leases payable

The following capital leases payable were assumed in the HelpComm acquisition. As of June 30, 2018, the Company has the following leases outstanding:

June 30, 2018

Lease obligation on equipment, payable in monthly installments of $1,042 including interest at approximately 10.9% per annum, through November, 2018.	$5,063

Lease obligation on equipment, payable in monthly installments of $552 including interest at approximately 13.9% per annum, through January, 2019.	3,690

Lease obligation on truck, payable in monthly installments of $137 including interest at approximately 12.0% per annum, through January, 2020.	2,094

Lease obligation on equipment, payable in monthly installments of $266 including interest at approximately 13.3% per annum, through February, 2019.	1,647

Total lease obligations	12,494
Less current portion	12,045
Lease obligations non- current portion	$449

The activity for the six months ended June 30, 2018, is as follows:

June 30, 2018
Assumed in HelpComm acquisition	$23,332
Payments	(10,838)
Total lease obligations	$12,494

The carrying amount of property and equipment acquired pursuant to capital leases as of June 30, 2018, is as follows:

June 30, 2018
Cost	$79,783
Accumulated depreciation	(52,606)
Net book value	$27,177

NOTE 9 - Convertible Notes Payable

The Company accounted for the following Notes under ASC Topic 815-15 "Embedded Derivative." The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective terms of the related notes. See Note 10.

On December 19, 2014, the Company issued a convertible back-end note, with a face value of $156,000 and stated interest of 8% to a third-party investor due December 19, 2015. The note is convertible at any time into a variable number of the Company's common stock, based on a conversion ratio of 68% of the lowest closing bid prices for 20 days prior to conversion. The note was funded on June 18, 2015, when the Company received proceeds of $143,333, net of $12,663 of OID and costs. As of June 30, 2018, and December 31, 2017, the outstanding principal amount of the note was $135,371.

On May 1, 2017, the Company issued to a third-party investor, three convertible notes, two of which were for $50,000 each and one for $17,500, and three back-end convertible notes, two of which were for $50,000 each and one for $25,000. All of the notes have a stated interest of 8% and each note is convertible at any time following the funding of such note, into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion subject to a ceiling of $0.0005. The three convertible notes were funded on May 1, 2017, when the Company received proceeds of $111,625, after disbursements for the lender’s transaction costs, fees and expenses of $5,875, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the three notes resulted in an initial debt discount of $117,500, an initial derivative expense of $319,692 and an initial derivative liability of $437,192. For the six months ended June 30, 2018, amortization of the debt discounts of $39,752 was charged to interest expense. As of June 30, 2018, the outstanding principal balance of the three convertible notes was $117,500. On August 8, 2017, the investor funded the $25,000 back-end note when the Company received $23,750 after disbursements for the lender’s transaction costs, fees and expenses of $1,250, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the $25,000 back-end resulted in an initial debt discount of $25,000, an initial derivative expense of $258,904 and an initial derivative liability of $283,904. For the six months ended June 30, 2018, amortization of the debt discounts of $8,449 was charged to interest expense. As of June 30, 2018, the outstanding principal balance of the funded back-end convertible note was $25,000.

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

On May 3, 2017, the Company issued three replacement notes to a third-party investor. The replacement notes were in the amounts of $22,000, $29,700 and $25,300, respectively, and replaced notes issued in the amounts of $20,000, $27,000 and $23,000, respectively, all due May 3, 2018. The three replacement notes have a stated interest of 8% and each note is convertible at any time into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six- month anniversary of the notes the conversion price shall have ceiling of $0.0005. The embedded conversion feature included in the three replacement notes resulted in an initial debt discount of $77,000, an initial derivative expense of $158,790 and an initial derivative liability of $235,790. For the six months ended June 30, 2018, amortization of the debt discount of $25,239 was charged to interest expense. As of June 30, 2018, and December 31, 2017, the principal balance of the three replacement notes in the aggregate was $77,000.

On June 8, 2017, the Company issued to a third-party investor a convertible promissory note for $140,750 and a back-end convertible note for $140,750. The notes mature on June 8, 2018, have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six-month anniversary of the note the conversion price shall have ceiling of $0.0005. The note was funded on June 15, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses of $5,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $140,750, an initial derivative expense of $454,574 and an initial derivative liability of $595,324. For the six months ended June 30, 2018, amortization of the debt discounts of $62,782 was charged to interest expense. As of June 30, 2018, and December 31, 2017, the principal balance of the note is $140,750. On August 8, 2017, the investor funded the $140,750 back-end note when the Company received $135,000 after disbursements for the lender’s transaction costs, fees and expenses of $5,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the back-end resulted in an initial debt discount of $140,750, an initial derivative expense of $1,454,021 and an initial derivative liability of $1,594,771. For the six months ended June 30, 2018, amortization of the debt discounts of $62,782 was charged to interest expense. As of June 30, 2018, and December 31, 2017, the outstanding principal balance of the back-end convertible note was $140,750.

On June 8, 2017, the Company issued to a third-party investor a convertible promissory note for $140,750 and a back-end convertible note for $140,750. The notes mature on June 8, 2018, have a stated interest of 8% and each note is convertible at any time following the funding of such note, convertible into a variable number of the Company's common stock, based on a conversion ratio of 55% of the lowest traded price for 20 days prior to conversion. Beginning on the six-month anniversary of the note the conversion price shall have ceiling of $0.0005. The note was funded on June 15, 2017, when the Company received proceeds of $135,000, after disbursements for the lender’s transaction costs, fees and expenses of $5,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $140,750, an initial derivative expense of $454,574 and an initial derivative liability of $595,324. For the six months ended June 30, 2018, amortization of the debt discount of $62,782 was charged to interest expense. During the six months ended June 30, 2018, the investor converted $60,200 of principal and $2,916 of accrued interest into 60,398,076 shares of common stock. On January 26, 2018, the investor sold the remaining principal portion of the note of $80,550 and accrued interest of $3,920, and the Company issued a replacement note of $84,469 to the buyer (see below). As of June 30, 2018, and December 31, 2017, the principal balance of the initial note is $-0- and $140,750, respectively. On August 8, 2017, the investor funded the $140,750 back-end note when the Company received $135,000 after disbursements for the lender’s transaction costs, fees and expenses of $5,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the back-end resulted in an initial debt discount of $140,750, an initial derivative expense of $1,454,021 and an initial derivative liability of $1,594,771. During the six months ended June 30, 2018, the investor converted $140,750 of principal and $5,152 of accrued interest into 139,618,981 shares of common stock. For the six months ended June 30, 2018, amortization of the debt discount of $62,782 was charged to interest expense. As of June 30, 2018, and December 31, 2017, the outstanding principal balance of the back-end convertible note was $-0- and $140,750, respectively.

On June 9, 2017, the Company issued a convertible promissory note, with a face value of $165,025 and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety days following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on May 12, 2017, when the Company received proceeds of $135,000, after OID of $21,525, and disbursements for the lender’s transaction costs, fees and expenses of $8,500, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $143,500, an initial derivative expense of $134,496 and an initial derivative liability of $277,996. For the six months ended June 30, 2018, amortization of the debt discounts of $54,048 was charged to interest expense. The note also requires 240 daily payments of $680 per day via ACH, however, there were no payments made for the six months ended June 30, 2018. During the six months ended June 30, 2018, the investor converted a total of $52,565 of the face value of the note and $7,663 of accrued interest into 54,752,409 shares of common stock. As of June 30, 2018, and December 31, 2017, the outstanding principal balance of the note was $-0- and $52,565, respectively.

On June 23, 2017, the Company issued a convertible promissory note, with a face value of $262,775 and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety days following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest closing bid prices for 20 days prior to conversion. The note was funded on June 23, 2017, when the Company received proceeds of $220,000, after OID of $34,275, and disbursements for the lender’s transaction costs, fees and expenses of $8,500, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $228,500, an initial derivative expense of $187,733 and an initial derivative liability of $416,233. The note also required 180 daily payments of $1,460 per day via ACH. During the six months ended June 30, 2018, the investor converted a total of $227,735 of the face value of the note and $13,914 of accrued interest into 212,848,780 shares of common stock. For the six months ended June 30, 2018, amortization of the debt discounts of $127,348 was charged to interest expense. As of June 30, 2018, and December 31, 2017, the outstanding principal balance of the note was $-0- and $227,735, respectively.

On August 1, 2017, the Company issued a convertible promissory note, with a face value of $181,700, maturing on February 1, 2018, (the “Maturity Date”) and stated interest of 10% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices quoted for the 20 days prior to conversion. The note was funded on August 3, 2017, when the Company received proceeds of $150,000, after OID of $23,700, and disbursements for the lender’s transaction costs, fees and expenses of $8,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $158,000, an initial derivative expense of $104,654 and an initial derivative liability of $262.654. During the six months ended March 31, 2018, the investor converted a total of $51,349 of the face value of the note and $2,420 of accrued interest into 49,786,212 shares of common stock. For the six months ended June 30, 2018, amortization of the debt discounts of $50,598 was charged to interest expense. As of June 30, 2018, and December 31, 2017, the note balance is $-0- and $51,349, respectively.

On August 7, 2017, the Company issued a convertible promissory note, with a face value of $223,422, maturing on August 7, 2018, and stated interest of 10% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices for the 20 days prior to conversion. The note was funded on August 9, 2017, when the Company received proceeds of $186,280, after OID of $29,142, and disbursements for the lender’s transaction costs, fees and expenses of $8,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The note also requires 240 daily payments of $931 per day via ACH, no payments were made on the note. The embedded conversion feature included in the note resulted in an initial debt discount of $194,280, an initial derivative expense of $112,250 and an initial derivative liability of $306,530. During the six months ended June 30, 2018, the investor converted a total of $197,022 of the face value of the note and $461 of accrued interest into 266,781,430 shares of common stock. For the six months ended June 30, 2018, amortization of the debt discounts of $138,853 was charged to interest expense. On March 27, 2018, the investor sold $26,400 of the note to a third party (see below). As of June 30, 2018, and December 31, 2017, the note balance is $-0- and $223,422, respectively.

On October 12, 2017 (the “Issue Date”), the Company issued a convertible promissory note, with a face value of $40,111 maturing October 12, 2018, and stated interest of 12% to a third-party investor. The note is convertible at any time following ninety (90) days after the Issue Date of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices for the 20 days prior to conversion. The embedded conversion feature included in the note resulted in an initial debt discount of $40,111, an initial derivative expense of $35,941 and an initial derivative liability of $76,052. On April 2, 2018, the Company paid $45,000, including $4,889 of interest and prepayment costs. For the six months ended June 30, 2018, amortization of the debt discounts of $31,297 was charged to interest expense. As of June 30, 2018, and December 31, 2017, the note balance of this note is $-0- and $40,111, respectively.

On November 1, 2017, the Company issued a convertible promissory note, with a face value of $239,200 maturing November 1, 2018, and stated interest of 12% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices for the 20 days prior to conversion. The note was funded on November 1, 2017, when the Company received proceeds of $200,000, after OID of $31,200, and disbursements for the lender’s transaction costs, fees and expenses of $8,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $208,000, an initial derivative expense of $233,718 and an initial derivative liability of $441,718. For the six months ended June 30, 2018, amortization of the debt discounts of $206,001 was charged to interest expense. The note also requires 240 daily payments of $997 per day via ACH, no payments have been made on the note. During the six months ended June 30, 2018, the investor converted a total of $239,200 of the face value of the note and 17,337 of interest into 377,101,781 shares of common stock. As of June 30, 2018, and December 31, 2017, the note balance is $-0- and $239,200, respectively.

On November 9, 2017, the Company issued a convertible promissory note, with a face value of $120,750, maturing on May 1, 2018, (the “Maturity Date”) and stated interest of 10% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices quoted for the 20 days prior to conversion. The note was funded on November 10, 2017, when the Company received proceeds of $100,000, after OID of $15,750, and disbursements for the lender’s transaction costs, fees and expenses of $5,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $105,000, an initial derivative expense of $41,897 and an initial derivative liability of $146,897. For the six months ended June 30, 2018, amortization of the debt discounts of $107,585 was charged to interest expense. The note also requires daily payments of $503 until the note is paid in full, no payments have been made and the Company is in default of the note. As of June 30, 2018, and December 31, 2017, the note balance is $120,750.

On December 26, 2017, the Company issued a convertible promissory note, with a face value of $120,750 and stated interest of 12% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices for the 20 days prior to conversion. The note was funded on December 27, 2017, when the Company received proceeds of $100,000, after OID of $15,750, and disbursements for the lender’s transaction costs, fees and expenses of $5,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $105,000, an initial derivative expense of $93,767 and an initial derivative liability of $198,767. For the six months ended June 30, 2018, amortization of the debt discounts of $62,146 was charged to interest expense. The note also requires 240 daily payments of $503 per day via ACH, no payments have been made and the Company is in default of the note. As of June 30, 2018, and December 31, 2017, the note balance is $120,750, with a carrying value as of June 30, 2018 of $58,892, net of unamortized discounts of $61,858.

On January 26, 2018, the Company issued a replacement convertible promissory note in the face amount of $84,469, to a third-party that replaced a portion of the convertible promissory note issued on June 8, 2017, with a face value of $80,550, and accrued interest of $3,913. The embedded conversion feature included in the replacement note resulted in an initial debt discount of $84,465, an initial derivative expense of $58,121 and an initial derivative liability of $142,586. For the six months ended June 30, 2018, amortization of the debt discounts of $36,367 was charged to interest expense. As of June 30, 2018, the outstanding principal amount of the replacement note issued was $84,469, with a carrying value as of June 30, 2018, of $36,371, net of unamortized discounts of $48,098.

On January 26, 2018 (the “Issue Date”), the Company issued a convertible promissory note, with a face value of $20,000, maturing on January 26, 2019, and stated interest of 12% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices for the 20 days prior to conversion. The note was funded on January 26, 2018, when the Company received proceeds of $20,000. The note also requires daily ACH payments of $83, no payments have been made and the Company is in default of the note. The embedded conversion feature included in the note resulted in an initial debt discount of $20,000, an initial derivative expense of $15,403 and an initial derivative liability of $35,403. For the six months ended June 30, 2018, amortization of the debt discounts of $8,611 was charged to interest expense. As of June 30, 2018, the note balance is $20,000 with a carrying value as of June 30, 2018, of $8,611, net of unamortized discounts of $11,389.

On January 29, 2018, the Company issued a convertible promissory note, with a face value of $84,525, maturing on July 29, 2018, (the “Maturity Date”) and stated interest of 10% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices quoted for the 20 days prior to conversion. The note was funded on February 5, 2018, when the Company received proceeds of $70,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires daily ACH payments of $263, no payments have been made and the Company is in default of the note. The embedded conversion feature included in the note resulted in an initial debt discount of $89,525, an initial derivative expense of $7,909 and an initial derivative liability of $97,434. For the six months ended June 30, 2018, amortization of the debt discounts of $69,466 was charged to interest expense. As of June 30, 2018, the note balance is $84,525 with a carrying value as of June 30, 2018, of $64,466, net of unamortized discounts of $20,059.

On February 21, 2018, the Company issued a convertible promissory note, with a face value of $184,000, maturing on February 21, 2019, (the “Maturity Date”) and stated interest of 10% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices quoted for the 20 days prior to conversion. The note was funded on February 21, 2018, when the Company received proceeds of $150,000, after disbursements for the lender’s transaction costs, fees and expenses. The note also requires daily ACH initial payments of $250 for the first 30 days, then an increase to a daily ACH range of $251 to $766. During the six months ended June 30, 2018, the Company made principal payments of $20,250. The embedded conversion feature included in the note resulted in an initial debt discount of $198,000, an initial derivative expense of $114,501 and an initial derivative liability of $312,501. For the six months ended June 30, 2018, amortization of the debt discounts of $70,950 was charged to interest expense. As of June 30, 2018, the note balance is $163,750 with a carrying value as of June 30, 2018, of $36,700, net of unamortized discounts of $127,050.

On March 27, 2018, the Company issued a replacement convertible promissory note in the face amount of $26,400, to a third-party that replaced a portion of the convertible promissory note issued on August 7, 2017. During the six months ended June 30, 2018, the buyer converted the face value of $26,400 of the replacement convertible note into 40,000,000 shares of common stock. As of June 30, 2018, the outstanding principal amount of the replacement note issued was $-0-.

On April 2, 2018 (the “Issue Date”), the Company issued a convertible promissory note, with a face value of $45,000, maturing on April 2, 2019, and stated interest of 12% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices for the 20 days prior to conversion. The note also requires daily ACH payments of $83, no payments have been made and the Company is in default of the note. The embedded conversion feature included in the note resulted in an initial debt discount of $45,000, an initial derivative expense of $32,083 and an initial derivative liability of $77,083. For the six months ended June 30, 2018, amortization of the debt discount of $11,125 was charged to interest expense. As of June 30, 2018, the note balance is $45,000 with a carrying value as of June 30, 2018, of $11,125, net of unamortized discounts of $33,875.

On April 8, 2018, the Company issued a convertible promissory note, with a face value of $34,500, maturing on October 8, 2018, (the “Maturity Date”) and stated interest of 10% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices quoted for the 20 days prior to conversion. The note was funded on April 10, 2018, when the Company received proceeds of $30,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $34,500, an initial derivative expense of $29,712 and an initial derivative liability of $64,212. For the six months ended June 30, 2018, amortization of the debt discounts of $15,908 was charged to interest expense. As of June 30, 2018, the note balance is $34,500 with a carrying value as of June 30, 2018, of $15,908, net of unamortized discounts of $18,592.

On May 11, 2018, the Company issued a convertible promissory note, with a face value of $215,000, maturing on May 11, 2019, (the “Maturity Date”) and stated interest of 12% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices quoted for the 20 days prior to conversion. The note was funded on May 11, 2018, when the Company received proceeds of $200,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $215,000, an initial derivative expense of $40,845 and an initial derivative liability of $255,845. For the six months ended June 30, 2018, amortization of the debt discounts of $31,944 was charged to interest expense. As of June 30, 2018, the note balance is $215,000 with a carrying value as of June 30, 2018, of $16,944, net of unamortized discounts of $198,056.

On June 15, 2018, the Company issued a convertible promissory note, with a face value of $63,000, maturing on December 15, 2018, (the “Maturity Date”) and stated interest of 10% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices quoted for the 20 days prior to conversion. The note also requires daily ACH payments of $350 beginning on August 15, 2018.The note was funded on June 15, 2018, when the Company received proceeds of $50,000, after OID of $8,000, and disbursements for the lender’s transaction costs, fees and expenses of $5,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $58,000, an initial derivative expense of $26,864 and an initial derivative liability of $84,864. For the six months ended June 30, 2018, amortization of the debt discounts of $5,917 was charged to interest expense. As of June 30, 2018, the note balance is $63,000 with a carrying value as of June 30, 2018, of debit balance of $2,083, net of unamortized discounts of $65,083.

On June 20, 2018, the Company issued a convertible promissory note, with a face value of $184,000, maturing on June 20, 2019, (the “Maturity Date”) and stated interest of 12% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the three lowest trading prices quoted for the 20 days prior to conversion. The note also requires daily ACH payments of $350. During the six months ended June 30, 2018, principal payments of $2,100 were made. The note was funded on June 20, 2018, when the Company received proceeds of $150,000, after OID of $24,000, and disbursements for the lender’s transaction costs, fees and expenses of $10,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $160,000, an initial derivative expense of $42,071 and an initial derivative liability of $202,071. For the six months ended June 30, 2018, amortization of the debt discounts of $5,389 was charged to interest expense. As of June 30, 2018, the note balance is $181,900 with a carrying value as of June 30, 2018, of a debit balance of $6,711, net of unamortized discounts of $188,611.

A summary of the convertible notes payable balance as of June 30, 2018, and December 31, 2017, is as follows:

	June 30, 2018	December 31, 2017
Principal balance	$1,770,016	$1,993,753
Unamortized discounts	(777,775)	(1,195,956)
Ending balance, net	$992,241	$797,797

The following is a roll-forward of the Company’s convertible notes and related discounts for the six months ended June 30, 2018, and the nine months ended December 31, 2017:

	Principal Balance	Debt Discounts	Total
Balances at April 1, 2017	$1,311,163	$(39,436)	$1,271,727
New issuances	2,378,873	(2,515,972)	(137,099)
Liquidated damages added to note	42,504	(42,144)	360
Conversions	(1,470,005)	-	(1,470,005)
Cash payments	(268,782)	-	(268,782)
Amortization	-	1,401,596	1,401,596
Balance at December 31, 2017	1,993,753	(1,195,956)	797,797
New issuances	833,945	(966,490)	(132,545)
Conversions	(995,221)	-	(995,221)
Cash payments	(62,461)	-	(62,461)
Amortization	-	1,384,671	1,384,671
Balances June 30, 2018	$1,770,016	$(777,775)	$992,241

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

The Company valued the derivative liabilities at June 30, 2018, and December 31, 2017, at $2,238,111 and $5,331,567, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions as of June 30, 2018; risk-free interest rates from 2.06% to 2.24% and volatility of 121% to 164%, and the following assumptions at December 31, 2017, risk-free interest rates from 1.06% to 1.28% and volatility of 140% to 260%. The initial derivative liabilities for convertible notes issued during the six months ended June 30, 2018, used the following assumptions; risk-free interest rates from 1.89% to 2.29% and volatility of 120% to 331%.

A summary of the activity related to derivative liabilities for the six months ended June 30, 2018, and the nine months ended December 31, 2017, is as follows:

	June 30, 2018	December 31, 2017
Beginning Balance	$5,331,567	$1,645,015
Initial Derivative Liability	1,271,999	8,472,521
Reclassification for note conversions and payments	(1,324,370)	(7,200,168)
Fair Value Change	(3,041,085)	2,405,199
Ending Balance	$2,238,111	$5,331,567

Gain or (loss) on fair value of derivatives for the three and six months ended June 30, 2018 and 2017 is comprised of:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Initial derivative expense	$176,075	$2,176,771	$420,534	$2,176,771
Fair value change in derivatives	(1,019,267)	5,726,007	(3,041,085)	5,267,141
Loss (gain) on fair value of derivatives	$(843,192)	$7,902,778	$(2,620,551)	$7,443,912

.

NOTE 11 - Stockholders' Deficit

Preferred Stock

10,000,000 shares of preferred stock, $0.0001 par value have been authorized.

Series A Convertible Preferred Stock.

5,000,000 shares of preferred stock are designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”). Each share of Series A Convertible Preferred Stock is convertible at the election of the holder into 0.004 shares of common stock, subject to a 4.9% beneficial ownership limitation, but has no voting rights until converted into common stock. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the outstanding shares of Series A Convertible Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, whether from capital, surplus funds or earnings, and before any payment is made in respect of the shares of Common Stock, an amount equal to $2.50 per share of Series A Convertible Preferred Stock, subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like with respect to the Series A Convertible Preferred Stock, plus any and all accrued but unpaid dividends. The holders of Series A Convertible Preferred Stock are entitled to dividends when declared by the board of directors. As of June 30, 2018, and December 31, 2017, there are no shares of Series A Preferred Stock outstanding.

Series B Preferred Stock

350,000 shares of preferred stock are designated as Series B Preferred Stock. Each share of Series B Preferred Stock is convertible at the election of the holder into .004 shares of common stock, subject to a 4.9% beneficial ownership limitation. Series B Preferred Stock has no voting rights until converted into common stock. The holders of the Series B Preferred Stock do not have any rights to dividends or any liquidation preferences. As of June 30, 2018, and December 31, 2017, there are 264,503 shares of Series B Preferred Stock outstanding.

Series C Preferred Stock

1,000,000 shares of preferred stock are designated as Series C Preferred Stock. Each share of Series C Preferred stock is convertible at the election of the holder into 100 shares of common stock. On October 23, 2015, (the “Amendment Date”), the Company amended the terms and conditions of the Series C Preferred stock, whereby each share of Series C Preferred stock entitles the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company. The Company determined that on the Amendment Date, the amended voting rights of the preferred stock resulted in a change of control of the Company. The holders of the Series C Preferred stock do not have any rights to dividends or any liquidation preferences. During the year ended March 31, 2016, the Company's CEO and another shareholder returned a total of 12,791 shares of common stock to the Company for cancellation in exchange for the issuance of 319,768 shares of Series C Preferred Stock. As of June 30, 2018, and December 31, 2017, there are 319,768 shares of Series C preferred stock outstanding, of which 223,768 shares are owned by our Chairman and CEO, Dr. Thomas Cellucci. On October 30, 2017, Dr. Cellucci, and Carebourn Capital L.P. executed Amendment No.1 to their Pledge Agreement, whereby, Dr. Cellucci, as collateral security, pledged 223,768 shares of his Series C Preferred Stock to Carebourn.

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

A summary of the transactions related to the Company’s Series D convertible preferred stock classified as a long-term liability during the six months ended June 30, 2018, is as follows:

	Shares	Dollar Amount
Issuance of shares in acquisition of HelpComm	100,000	$2,400,000

Series E Preferred Stock

On June 1, 2018, the Company amended its Articles of Incorporation in the State of Colorado to designate a series of preferred stock, the Series E Preferred Stock. One (1) share of preferred stock was designated as Series E Preferred Stock. The Series E Preferred Stock is not convertible into common stock, nor does the Series E Preferred Stock have any right to dividends and any liquidation preference. The Series E Preferred Stock entitles its holder to a number of votes per share equal to twice the number of votes of all outstanding shares of capital stock of the Company. On June 1, 2018, the Company issued 1 share of its Series E Preferred Stock to Dr. Cellucci, in consideration of $25,000 of accrued and unpaid wages, Dr. Cellucci’s stock pledge of Series C Preferred Stock as collateral to a lender, the Company’s failure to timely pay current and past salaries, and Dr. Cellucci’s willingness to accrue unpaid payroll and non-reimbursement of business expenses without penalty or action for all amounts. The issuance to Dr. Cellucci was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as Dr. Cellucci is an accredited investor, there was no general solicitation, and the transaction did not involve a public offering. The Company determined that the issuance of the Series E Preferred Stock resulted in a change of control of the Company. The Company determined that fair value of the Series E Preferred Stock issued to the Company’s CEO was $2,333,140. The fair value was determined as set forth in the Statement of Financial Accounting Standard ASC 820-10-35-37, Fair Value in Financial Instruments.

Common stock

On May 31, 2016, the registrant filed Articles of Amendment to increase the number of shares of common stock the corporation is authorized to issue to 10,000,000,000.

During the six months ended June 30, 2018, the Company issued 1,201,287,669 shares of common stock for conversion of $995,221 of principal and $49,862 of accrued interest, for a total of $1,045,083. The Company also issued 25,000,000 shares to Triton Funds LLC (see Note 12).

On May 9, 2018, the Company agreed to issue 25,000,000 shares of the Company’s common stock to Triton Funds LP (“Triton”) affiliate, Triton Funds LLC (See note 12). The shares were issued on May 18, 2018.

As of June 30, 2018, there were 9,266,957,705 shares of common stock issued and outstanding and 1,221 shares of common stock to be issued.

Stock Options

The following table summarizes activities related to stock options of the Company for the six months ended June 30, 2018:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Life (Years)
Outstanding and exercisable at December 31, 2017	102	$1,103	7.19
Outstanding and exercisable at June 30, 2018	102	$1,103	6.69

The following table summarizes stock option information as of June 30, 2018:

Exercise Prices	Outstanding	Weighted Average Contractual Life	Exercisable
$7,500	12	3.63 Years	12
$250	90	7.10 Years	90
Total	102	6.69 Years	102

Warrants

For the six months ended June 30, 2018, the Company did not grant any warrants, and there were no exercises of any existing warrants. The following table summarizes the activity related to warrants of the Company for the six months ended June 30, 2018:

	Number of Warrants	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Life (Years)
Outstanding and exercisable at December 31, 2017	3,263	$447	2.49
Outstanding and exercisable at June 30, 2018	3,263	$447	1.99

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

Strategic Alliance Agreements

On August 2, 2017, the Company entered into a Strategic Alliance Agreement, dated August 3, 2017, with ProActive IT (“ProActive”), an Illinois corporation that provides information technology products and services, designating ProActive as the Company’s sales agent for government departments/agencies/units and privately owned and publicly traded companies within the State of Illinois, and providing for the cross-promotion of the parties’ products and services. As of June 30, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On August 10, 2017, the Company entered into a Strategic Alliance Agreement, dated August 10, 2017, with CrucialTrak Inc. (“CrucialTrak”), a Texas corporation engaged in providing identification technology that delivers improved security with effective use of servers and workstations for the purpose of identifying those entering a building, office or other secured space. The Strategic Alliance Agreement designates the Company as the project-based business partnership channel for government departments, agencies and units for the purpose of promoting CrucialTrak’s relevant products and service solutions delivered through CrucialTrak’s designated distribution affiliate(s) or channel(s). As of June 30, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On September 5, 2017, the Company entered into a Strategic Alliance Agreement with DarkPulse Technology Holdings Inc. (“DarkPulse”), a New York corporation engaged in manufacturing hardware and software based on its BOTDA (Brillouin Optical Time Domain Analysis) technology, designating the Company as DarkPulse’s project-based partnership channel for government and non-governmental departments, agencies and units, for the purpose of promoting DarkPulse’s products, and pursuant to which DarkPulse will cross-promote the Company’s products and services, and the Company will be paid sales commissions for clients introduces to DarkPulse by the Company. As of June 30, 2018, the Company has not recognized any revenue or expenses related to this agreement. On October 19, 2017, the Company entered into an Addendum (the “Addendum”) to the Strategic Alliance Agreement with DarkPulse, pursuant to which Addendum the Company shall receive 20% of project revenue for DarkPulse’s “Five Deployments Eurasian Mining Project,” and 10% of project revenue for two additional DarkPulse agency agreements more specifically described in the Addendum. As of June 30, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On October 25, 2017, the Company entered into a Strategic Market Alliance Agreement with NeQter Labs (“NeQter”), a New York corporation engaged in building solutions for NIST compliance needs and appliances that are designed to improve security via monitoring login access and other control services, designating the Company as NeQter’s sales agent for government departments, agencies and units and public and private small to medium-sized businesses for the purpose of promoting NeQter’s products, and pursuant to which NeQter will cross-promote the Company’s products and services, and the Company will receive a 15% discount off the purchase price of NeQter products for resale to Bravatek’s customers. As of June 30, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On November 1, 2017, the Company entered into a Strategic Alliance Agreement with IDdriven, Inc. (“IDdriven”), a Nevada corporation engaged in the business of providing identity and access management software to increase data security, designating the Company as IDdriven’s project-based business partnership channel for governmental and non-governmental departments, agencies and units, for the purpose of promoting IDdriven’s products, and pursuant to which IDdriven will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 15%-20% of project revenue for clients introduced to IDdriven by the Company. As of June 30, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On December 13, 2017, the Company entered into a Strategic Alliance Agreement with Cobweb Security Ltd (“Cobweb Security”), an Israeli corporation engaged in providing website security for small and medium businesses as well as for hosting companies, designating the Company as Cobweb Security’s project-based business partnership channel for small and medium businesses and hosting companies for the purpose of promoting Cobweb Security’s products and services, and pursuant to which Cobweb Security will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 15%-20% of project revenue for clients introduced by the Company and registered with Cobweb Security via its system, and delivered through the Company or a Cobweb Security-designated distribution affiliate or sales channel. As of June 30, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On December 13, 2017, the Company entered into a Strategic Alliance Agreement with QBRICS, Inc. (“QBRICS"), a corporation organized under the laws of Delaware engaged in providing customized private blockchain platforms and solutions for governmental and non-governmental departments / agencies / units for the purpose of promoting QBRICS’s relevant capabilities, products and/or service solutions, and pursuant to which QBRICS will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with QBRICS, and delivered through the Company or a QBRICS-designated distribution affiliate or sales channel. As of June 30, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On January 5, 2018, the Company entered into a Strategic Alliance Agreement with AppGuard LLC (“AppGuard”), a corporation organized under the laws of Delaware engaged in providing anti-malware software for Windows devices, for the purpose of promoting AppGuard’s relevant capabilities, products and/or service solutions, and pursuant to which AppGuard will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with AppGuard, and delivered through the Company or a AppGuard-designated distribution affiliate or sales channel. As of June 30, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On January 10, 2018, the Company entered into a Strategic Alliance Agreement with Fazync LLC (“Fazync”), a Colorado limited liability company engaged in providing energy-saving solutions and capabilities to the Critical Infrastructure/Key Resources arena, for the purpose of promoting Fazync’s relevant capabilities, products and/or service solutions, and pursuant to which Fazync will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with Fazync, and delivered through the Company or a Fazync-designated distribution affiliate or sales channel. As of June 30, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On February 15, 2018, the Company entered into a Strategic Alliance Agreement (the “DP Telecom Strategic Alliance Agreement”) with IEVOLV Ventures, Inc., a California corporation engaged in providing turnkey telecom services (“IEVOLV”), and with DP Telecom Inc., a Wyoming corporation engaged in providing telecommunications implementation support for turn-key vendors with a focus on electrical and ground-based projects while providing logistical management for strategic partners in the northern California market (“DP Telecom” and together with IEVOLV the “MAP Partners”), for the purpose of promoting the MAP Partners’ relevant capabilities, products and/or service solutions, and pursuant to which the MAP Partners will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 15%-20% of project net profit for clients introduced by the Company. As of June 30, 2018, the Company has not recognized any revenue or expenses related to this agreement.

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

On March 14, 2018, the Company entered into a Strategic Alliance Agreement with OrangeHook, Inc. (“OrangeHook”), a Florida corporation engaged in the business of providing identification authentication and credentialing software, for the purpose of promoting OrangeHook’s relevant capabilities, products and/or service solutions, and pursuant to which OrangeHook will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with OrangeHook, and delivered through the Company or a OrangeHook-designated distribution affiliate or sales channel. As of June 30, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On March 28, 2018, the Company entered into a Strategic Alliance Agreement with Center for Threat Intelligence, LLC (“Center”), a Washington limited liability company engaged in the business of providing critical threat intelligence training, for the purpose of promoting Center’s relevant capabilities, products and/or service solutions, and pursuant to which Center will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with Center, and delivered through the Company or a Center-designated distribution affiliate or sales channel. As of June 30, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On April 2, 2018, the Company entered into a consulting agreement with AWS Services, Inc. (“AWS”) and David Singer (the “Consultant”). The Consultant will act as the Company’s Vice President of Sales and provide the Company with services consisting of managing the Company’s sales team and efforts and proprietary and partner product solution and sales. The Company will pay the Consultant $2,000 per month and a 10% commission on mutually agreed upon sales, to be paid within 30 days after the Company receives payment of such sales, and an amount of shares to be determined at the discretion of the Company’s CEO. The agreement will continue until terminated by either party in their sole and absolute discretion.

On May 11, 2018, the Company entered into a Strategic Alliance Agreement with KP Consulting, a Guam-based systems integration consulting services business. Pursuant to the agreement, the Company will offer a business advisory role to KP Consulting for prospective clients in the private and public sectors. KP Consulting will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with KP Consulting. As of June 30, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On June 26, 2018, the Company entered into a Strategic Alliance Agreement with AG Capital Management, LLP (“AG”), a Kazakhstan-based company engaged in the business of providing scalable integrated secure IT services focused on financial, security, commerce and other markets for the purpose to streamline secure low-cost transactions. Pursuant to the agreement, the Company will offer a business advisory role to KP Consulting for prospective clients in the private and public sectors. AG will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with AG. As of June 30, 2018, the Company has not recognized any revenue or expenses related to this agreement.

Joint Venture Agreements

Effective December 21, 2017, the Company entered into a Joint Venture Agreement (the “Agreement”) with DarkPulse, pursuant to which (1) the parties will form a joint venture limited liability company in Delaware to develop, market and sell products and services based on DarkPulse’s patented BOTDA dark-pulse technology (the “Technology”) to be owned 40% by the Company and 60% by Dark Pulse (the “JV”); (2) the Company shall fund $10,000 in initial capital to the JV; and (3) and the JV shall have an irrevocable royalty-free non-exclusive license to use the Technology in the North America, Asia and European government, military and CI/KR (Critical Infrastructure / Key Resources) market segments. While DarkPulse has a controlling financial interest in the JV, the Company and DarkPulse jointly manage the JV and any significant decisions and/or actions of the JV require the mutual consent of both parties. Therefore, the Company is accounting for its 40% ownership interest in the JV using the equity method of accounting. The JV is a related party to the Company. During the six months ended June 30, 2018, the Company funded $45,000 to the JV.

Effective December 21, 2017, the Company entered into a Joint Venture Agreement (the “Agreement” or the “JV”) with The Go Eco Group, a corporation organized under the laws of the State of Nevada (“LIBE”), pursuant to which (1) the parties will form a JV limited liability company in Delaware to develop, market and sell products, services and technology based on a web-enabled Light Guard System (the “System”), (2) the JV will be owned 35% by the Company and 65% by LIBE; (3) the Company shall fund $25,000 in initial capital to the JV; and (4) the JV shall have an irrevocable royalty-free non-exclusive license to use all of LIBE’s direct and/or licensed intellectual property necessary for the JV to develop and sell the System. While LIBE has a controlling financial interest in the JV, the Company and LIBE jointly manage the JV and any significant decisions and/or actions of the JV require the mutual consent of both parties. Therefore, the Company is accounting for its 40% ownership interest in the JV using the equity method of accounting. The JV is a related party to the Company. As of June 30, 2018, the JV owes the Company $30,000, and management has recorded an allowance for doubtful accounts of $30,000. The Company has engaged a law firm to pursue the collection of the $30,000.

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

On April 19, 2018, the Company entered into a three-year White Label Distribution and Marketing Agreement with a MAP partner, whereas, they developed a security application product that blocks the ability of malware to execute (the “Software”). The Company will market, distribute and sell the Software under the Company’s registered trademark “Tuitio”. The Company will amortize the $40,000 over the three-year term of the agreement beginning on the date that the product is delivered and by the vendor fulfilling all of their product delivery obligations of the agreement. Product delivery commenced in August 2018.

On May 9, 2018, the Company entered into an Equity Purchase Agreement (the “EPA”) with Triton Funds LP (“Triton”) for $500,000. Triton, a new fund launched by students at the University of California, San Diego (UCSD), is making the investment to drive the continued expansion of BVTK’s proprietary technology which assists corporate entities, governments, and individuals in protecting their organizations against errors, as well as cyber and physical attacks. Pursuant to the EPA, each closing for Capital Call Shares shall occur on the date that is 5 business days following the date that the Investor receives Capital Call Shares from the Company. The purchase price for the shares to be paid by Triton at each closing shall be 75% of the lowest daily volume-weighted average price of the Company’s common stock during the 5 trading days prior to a closing date. Triton’s obligation to purchase Capital Call Shares is subject to several conditions, including (i) that the Company has filed a registration statement with the SEC registering the Capital Call Shares within 60 calendar days from the date of the EPA, and (ii) that the purchase of Capital Call Shares shall not cause Triton to own more than 4.99% of the outstanding shares of the Company’s common stock. As of the filing of this report, the Company has not filed the registration statement and the parties continue to discuss potential fundings. Pursuant to the EPA, the Company issued 25,000,000 shares common stock to Triton’s affiliate, Triton Funds LLC, on May 18, 2018.

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

On July 27, 2018, the Company amended its Articles of Incorporation in the State of Colorado to increase the authorized shares of common stock to 10,600,000,000 shares.

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

The Company acquired HelpComm effective January 1, 2018, and the consolidated results for the three and six months ended June 30, 2018, include results of HelpComm and the Company. The results for the three and six months ended June 30, 2017, are only for the Company.

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

The Company has also developed and plans to continue selling an enterprise-level secure email software appliance named Ecrypt One. Ecrypt One is a patent-pending email server with integrated security technology. It was designed to protect email and attachments in transit and at rest. It incorporates multiple security technologies and techniques, such as encryption, role based access controls, server rules that enforce security, and multi-factor authentication. It was designed to assist organizations and governments to meet and maintain compliance with information security regulations such as HIPAA. The Company began taking pre-orders of Tuitio, a consumer software product (protected by two issued patents) in the second quarter of 2018.

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

Results of Operation for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017.

Revenue

For the three and six months ended June 30, 2018, the Company had revenues of $774,204 and $1,843,197, respectively, compared to $-0- for the three and six months ended June 30, 2017. The 2018 revenues were comprised of revenues from HelpComm and related party sales of $24,837 for Bravatek.

Cost of Services

For the three and six months ended June 30, 2018, cost of services of $627,439 and $1,448,531, respectively, were related to the HelpComm revenues, and are comprised of materials, labor, sub-contractors and related expenses.

Operating Expenses

For the three and six months ended June 30, 2018, the Company had operating expenses of $2,904,539 and $3,593,627, respectively, compared to $171,809 and $243,366 for the three and six months ended June 30, 2017, respectively. The increase in operating expenses was predominantly attributable to $274,605 and $683,160, respectively, of HelpComm’s operating expenses for the three and six months ended June 30, 2018 and $63,853 and $127,706 for the three and six months ended June 30, 2018, respectively, related to the amortization of the intangible assets acquired in the HelpComm acquisition.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Bravatek expenses	$2,566,081	$171,809	$2,782,761	$243,366
HelpComm expenses	274,605	-	683,160	-
Amortization of acquired assets	63,853	-	127,706	-
Total	$2,904,539	$171,809	$3,593,627	$243,366

Expenses for Bravatek for the three and six months ended June 30, 2018, include $2,333,140 related to the issuance of Sereis E Preferred Stock to the Company’s CEO (see Note 11 to the financial statements).

Other Income (Expenses)

Other income, net, for the three and six months ended June 30, 2018 was $202,408 and $1,108,580, respectively, compared to other expense, net, of $8,273,423 and $7,939,017, respectively, for the three and six months ended June 30, 2017.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest expense	$639,263	$367.730	$1,501,898	$488,899
Loss (gain) on fair value of derivatives	(843,192)	7,902,778	(2,620,551)	7,443,912
Loss on debt extinguishment	3,021	-	23,021	-
Other expense (income)	(1,500)	2,915	(12,948)	6,206
Total	$(202,408)	$8,273,423	$(1,108,580)	$7.939,017

Included in interest expense for the three and six months ended June 30, 2018 is $582,587 and $1,384,671, respectively for amortization expense of debt discounts, and for the three and six months ended June 30, 2017, amortization of debt discounts was $176,616 and $194,430, respectively.

Net Loss

The Company had a net loss of $2,555,367 and $2,090,381 for the three and six months ended June 30, 2018, respectively, compared to net losses of $8,445,232 and $8,183,466 for the three and six months ended June 30, 2017, respectively. The decrease in the net loss for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, was predominantly due to the changes in other income (expenses), detailed above, partially offset by the voting control value of the Series E Preferred Stock of $2,333,140

Liquidity and Capital Resources

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

For the six months ended June 30, 2018, we primarily funded our business operations with $626,600 of advances on our revolving line of credit as well as $715,000 of proceeds from convertible note financings. These proceeds funded our business operations and were also used to make payments on our revolving line of credit as well as to pay off existing debt of approximately $141,550, to fund $30,380 for our Agreement with MHC, and invest an additional $45,000 in our joint venture with DarkPulse. We may conduct a private placement offering to seek to raise the necessary working capital to continue to fund our business operations, or continue to rely on the issuance of convertible promissory notes to fund our business operations. We also intend to register shares of common stock for issuance to and purchase by Triton Funds LP pursuant to the Equity Purchase Agreement we executed with them on May 9, 2018.

As of June 30, 2018, we had cash of $62,824, as compared to $189,357 at December 31, 2017. As of June 30, 2018, we had current liabilities of $6,057,498 (including $2,238,111 of non-cash derivative liabilities), compared to current assets of $777,139, which resulted in a working capital deficit of $5,280,359. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, revolving line of credit, bank term loans and notes payable.

Operating Activities

For the six months ended June 30, 2018, net cash used in operating activities was $719,869, compared to $299,969 for the six months ended June 30, 2017. For the six months ended June 30, 2018, our net cash used in operating activities was primarily attributable to the net loss of $2,090,381 adjusted by the non-cash expenses of the voting control value of the Series E Preferred Stock of $2,333,140 and amortization and depreciation expense of $1,691,776, and reduced by the non-cash gain of $2,620,551 on the fair value change of derivatives. Net changes of $34,853 in operating assets and liabilities increased the cash used in operating activities. For the six months ended June 30, 2017, our net cash used in operating activities was primarily attributable to the net loss adjusted by the loss on fair value of derivatives, amortization of debt discounts, non-cash interest and fees related to convertible promissory notes and depreciation. Net changes of $137,865 in operating assets and liabilities impacted the cash flows from operating activities.

Investing Activities

For the six months ended June 30, 2018, cash used in investing activities of $63,660 was comprised of the Company investing $45,000 in our joint venture with DarkPulse, made payments of $30,380 towards the Company’s exclusivity agreement with MHC, purchased a note receivable of $25,000 and purchased fixed assets of $10,190. For the six months ended June 30, 2017, the Company invested $200,000 in a strategic alliance with HelpComm.

Financing Activities

For the six months ended June 30, 2018, the net cash provided by financing activities was $656,996, compared to $565,518 for the six months ended June 30, 2017. During the six months ended June 30, 2018, we received advances of $625,600 on our revolving line of credit and $715,000 from the issuance of $830,025 of convertible notes. The Company made payments of $543,054 on the revolving line of credit and made payments of $141,550 against notes payable, capital leases payable and convertible notes payable. The net cash provided by financing activities of $565,518 for the six months ended June 30, 2017, resulted from proceeds of $948,250 from the issuances of convertible notes and $11,301 from related party notes. The company made payments of $355,882 against notes payable and convertible notes payable and $38,151 repayments of notes payable- related.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 17, 2018, the Company issued 106,781,430 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $76,422 principal portion and $461 of accrued interest, of, the Company's convertible promissory note issued to Carebourn on August 9, 2017.

On May 23, 2018, the Company issued 100,000,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $74,000 principal portion of, the Company's convertible promissory note issued to Carebourn on November 1, 2017.

On May 30, 2018, the Company issued 50,000,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $37,000 principal portion of the Company's convertible promissory note issued to Carebourn on November 1, 2017.

On June 18, 2018, the Company issued 70,000,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $44,800 principal portion of, the Company's convertible promissory note issued to Carebourn on November 1, 2017.

On June 25, 2018, the Company issued 157,101,781 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $83,400 principal portion and $17,337 accrued interest, of, the Company's convertible promissory note issued to Carebourn on November 1, 2017.

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

On May 18, 2018, the Company issued 25,000,000 shares of restricted common stock to Triton Funds LLC.

On June 1, 2018, the Company issued 1 share of its Series E Preferred Stock to the Company’s CEO, Dr. Cellucci, in consideration of $25,000 of accrued and unpaid wages, Dr. Cellucci’s stock pledge of Series C Preferred Stock as collateral to a lender, the Company’s failure to timely pay current and past salaries, and Dr. Cellucci’s willingness to accrue unpaid payroll and non-reimbursement of business expenses without penalty or action for all amounts.

The issuances to Triton Funds LLC and Dr. Cellucci were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the shareholders were accredited investors, there was no general solicitation, and the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.2	Bylaws (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

3.4	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.5	Certificate of Designation of Series C Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.6	Certificate of Designation of Series D Preferred Stock (incorporated by reference to our Form 8-K filed on January 24, 2018)

3.7	Articles of Amendment to Articles of Incorporation (changing the Company’s name) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

3.8	Articles of Amendment to Articles of Incorporation (increasing the Company’s authorized common stock) (incorporated by reference to our Current Report on Form 8-K filed on June 6, 2016)

3.9	Articles of Amendment to Articles of Incorporation (amending the Designation of the Series C Preferred Stock) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

3.10	Certificate of Designation of Series E Preferred Stock (incorporated by reference to our Form 8-K filed on June 5, 2018)

10.1	Commodity Classification Document (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

10.2	Director Agreement and Restricted Shares Agreement dated March 27, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

10.3	Employment Agreement and Restricted Shares Agreement dated June 16, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on June 18, 2014)

10.4	Amendments to Employment Agreement and Restricted Shares Agreement with Thomas Cellucci (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2016)

10.5	Asset Purchase Agreement with Dependable Critical Infrastructure, Inc. dated June 2, 2015 (incorporated by reference to our Form 8-K filed on June 9, 2015)

10.6	Settlement Agreement with Global Capital Corporation dated June 10, 2015 (incorporated by reference to our Form 8-K filed on June 16, 2015)

10.7	Settlement Agreement with Micro-Tech Industries, Ltd., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

10.8	Settlement Agreement with Whonon Trading S.A., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

10.9	Consulting Agreement dated December 1, 2015, with Debbie King (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.10	Amendment to Consulting Agreement dated March 1, 2016, with Debbie King (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.11	Director Agreement and Nonqualified Stock Option Agreement dated July 23, 2015, with Debbie King (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.12	Director Agreement and Nonqualified Stock Option Agreement dated July 23, 2015, with Charles Brooks (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.13	Director Agreement and Nonqualified Stock Option Agreement dated August 26, 2015, with Hans Holmer (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.14	Reseller Agreement with i3 Integrative Creative Solutions, LLC, dated April 17, 2017 (incorporated by reference to our Form 8-K filed on April 18, 2017)

10.15	Strategic Alliance Agreement with Mile High Construction dated June 2, 2017 (incorporated by reference to our Form 8-K filed on June 2, 2017)

10.16	Joint Venture Agreement with DarkPulse Technologies, Inc. dated December 21, 2017 (incorporated by reference to our Form 8-K filed on December 28, 2017)

10.17	Joint Venture Agreement with The Go Eco Group, dated December 21, 2017 (incorporated by reference to our Form 8-K filed on December 29, 2017)

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

BRAVATEK SOLUTIONS, INC.

Date: August 14, 2018	By:	/s/ Thomas A. Cellucci
Thomas A. Cellucci
CEO

