Form 10-K
period 2018-12-31
Bravatek Solutions, Inc.
filed 2019-06-11
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-53489

Bravatek Solutions, Inc.
(Exact name of registrant as specified in its charter)

Colorado	32-0201472
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

2028 E Ben White Blvd, #2402835

Austin, TX 78741

(Address of principal executive offices)

866-204-6703

(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) . ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). ☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter: $12,973,741 as of June 30, 2018.

As of June 11, 2019, the Company had 1,363,315 shares issued and outstanding.

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

Principal Products

Bravatek’s primary business focus centers on security, defense, and information security solutions that assist corporate entities, governments and individuals in protecting their organizations and/or critical infrastructure against both physical and cyberattacks. The Company's business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, tools and systems (including services). To date, the Company has earned limited revenue. The Company believes the majority of its revenues will be derived from sales of proprietary and allied products and services to large enterprises, government, and military customers within the United States (“U.S.”) and abroad.

Currently, the Company's primary business operations are focused on establishing a strategic leadership position in cybersecurity email solutions and telecom services within the U.S. and abroad. The Company also has a “Market Alliance Program” (“MAP”) that enables Bravatek to rapidly introduce additional allied software, tools and systems to the worldwide marketplace through “winwin” contracts offering Bravatek, in most cases, exclusive distribution rights in specified markets.

Currently, the Company's primary proprietary product development efforts are focused on enhancing its sales released enterprise level information security software appliance called Ecrypt One. It was designed to protect email and attachments in transit and at rest. It incorporates and supports multiple security technologies and techniques, such as encryption, role-based access controls, server rules that enforce security, and multifactor authentication. It was designed, with our rigorous new product development process, to assist organizations and governments to meet and maintain compliance with information security regulations, such as the Health Insurance Portability and Accountability Care Act of 1996 (“HIPAA”).

The Company has filed a patent application for multiple attributes and processes contained in Ecrypt One.

On June 2, 2015, the Company completed an acquisition of some of the assets of Viking Telecom Services, LLC (“Viking Telecom”), which allowed the Company to provide telecom services under the Viking Telecom brand. Services provided by Viking Telecom include cellular tower mapping and audits, ground audits, civil equipment installation, cellular site decommissioning, 3G/4G/5G installations, project/construction management, battery installation and maintenance, shelter and compound preventative maintenance, site cleanup, and other related services. In January of 2018, the Company acquired HelpComm, Inc., a Virginia corporation engaged in the provision of telecom services (“HelpComm”). On March 12, 2019, the Company and HelpComm entered into a Rescission, Settlement and Confidentiality Agreement with Mutual Releases, whereby the acquisition of HelpComm was fully rescinded as of January 1, 2018.

Effective December 21, 2017, the Company entered into a Joint Venture Agreement (the “Agreement”) with DarkPulse Technologies, Inc. (“DarkPulse”), pursuant to which (1) the parties formed a joint venture limited liability company in Delaware to develop, market and sell products and services based on DarkPulse’s patented BOTDA DarkPulse technology (the “Technology”) to be owned 40% by the Company and 60% by Dark Pulse (the “JV”); (2) the Company would fund $10,000 in initial capital to the JV; and (3) and the JV would have a royalty-free non-exclusive license to use the Technology in the North America, Asia and European government, military and CI/KR (Critical Infrastructure / Key Resources) market segments. While DarkPulse has a controlling financial interest in the JV, the Company and DarkPulse jointly managed the JV, and any significant decisions and/or actions of the JV required the mutual consent of both parties. On January 25, 2018, our CEO was appointed to the Board of Directors of DarkPulse, and on February 5, 2018, he was also named Co-CEO of DarkPulse. Dr. Cellucci was terminated as co-CEO and Board Member of DarkPulse as of February 2019, which removes the significant influence aspect of the association with DarkPulse. Additionally, during the year ended December 31, 2018, the Company funded $89,450 to the JV and was the only party with a financial risk in the JV. Due to the termination of the relationship between our CEO and DarkPulse in 2019, the company has recorded a loss for these funds in the amount of $89,450. On March 26, 2019, DarkPulse notified the JV that it was terminating the JV’s license to DarkPulse’s technology.

Research and Development

Over the next twelve (12) months, Bravatek will continue developing new strategic alliances and strengthening existing strategic alliances. The Company also plans to continue developing enhancement upgrades to its proprietary cybersecurity product, Ecrypt One. The Company released a consumer cybersecurity software product (covered under patents) in Q3 2018. The product has already been fully tested and the Company completed the marketing and sales launch in August 2018. The company is aggressively pursuing a patent related to its Ecrypt One software, as it believes it will be a valuable asset.

Production

Ecrypt One was developed using a proprietary, rigorous new product development process under the supervision of the Company’s CEO, Dr. Thomas A. Cellucci and Vice President of Product Development, Ian Treleaven. Solution testing and evaluation (“T&E”) is routinely conducted by Ian Treleaven and the Company's development consultants using industry standard tools and methods. The Company engages in technical meetings to address feedback from all T&E activities.

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

Additionally, the Company has listed its solutions on the General Services Administration (“GSA”) Schedules or other government contract vehicles for acquisition by authorized users. GSA is an independent agency of the United States government that, amongst other responsibilities, supplies products and communications for US government offices. The Company had its software related products and capabilities listed on the SEWP contract vehicle, administered by NASA, useable by many civilian and military agencies in the U.S.

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

Marketing

Over the next year, the Company will focus on orders and sales for its products and services. It will also continue to grow its strategic alliance network of allied products and service providers, who will also market Bravatek's products.

The Company will focus its marketing efforts on customer acquisitions of Ecrypt One and the provision of telecom services, as well as allied products and services. The Company anticipates that it will continue to market its proprietary and allied products on the Internet, using the Company's websites (www.bravatek.com and www.vikingtelecomservices.com, not incorporated in this filing except as a reference), on social networking sites like Facebook and Twitter, and on industry websites, blogs and forums.

The Company also intends to expand its sales capabilities.

As of May 23, 2019, Company’s products and services were made available to government customers via i3 Integrative Creative Solutions, LLC’s GSA IT 70 contract vehicle.

Competition

Ecrypt One, the Company's enterprise level information security server software package, is a very unique offering that faces indirect competition from companies such as: i) Symantec Corporation; ii) Voltage Security; iii) Proofpoint Inc.; iv) Axway Software; v) Watchguard; and, vi) Zix Corporation.

All of the aforementioned companies develop and distribute email security servers. Although there is no assurance that we will be able to successfully compete with these organizations, our foremost advantage over these products is that Ecrypt One unifies multiple technologies and benefits (including email, encryption, antivirus, antimalware, no spam and no phishing) into a single solution making its use and administration more effective and efficient.

Allied products and services and telecom services have faced competition from a variety of companies, many of which are better capitalized than the Company and, in some cases, have significantly greater market penetration.

Although there is no assurance that we will be able to successfully compete with these organizations, our foremost advantage over competition is our network of potential customers, our ability to access them, and the diversity of high-tech products and services that the Company offers.

Intellectual Property and Agreements

Patents

The Company has filed a patent application for multiple attributes and processes contained in Ecrypt One, and is pursuing the patent (U.S. Patent Application Serial No. 15/246,500).

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

Trade Secrets

The Company also relies on trade secrets, proprietary knowhow, and continuing technological innovation to develop and maintain a competitive position in our product areas. Bravatek employees, consultants and officers must sign a nondisclosure agreement before they are authorized to discuss particulars of the functionality of the Company's software products. All current employees, consultants and officers of the Company who are privy to confidential information have signed nondisclosure and noncompetition agreements with the Company.

Environmental Issues

Through the provision of anticipated telecom services, the Company currently assists private sector clients to safely maintain, upgrade and install telecommunication towers, assemblies, and parts to enhance communications and protect the environment.

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

Cybersecurity Software is classified as a “dual use good,” meaning that it can be used by both the general public and the military. Export of such goods is regulated by the Wassenaar Arrangement on Export Controls for Conventional Arms and Dual Use Goods and Technologies (the “Wassenaar Arrangement”).

The Wassenaar Arrangement was established in order to contribute to regional and international security and stability by promoting transparency and greater responsibility in transfers of conventional arms and dual use goods and technologies, thus preventing destabilizing accumulations. Participating States seek, through their national policies, to ensure that transfers of these items do not contribute to the development or enhancement of military capabilities, which undermine these goals, and are not diverted to support such capabilities.

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

In the United States, the Bureau of Industry and Security (“BIS”) is responsible for implementing and enforcing the Export Administration Regulations (“EAR”), which regulate the export and reexport of most commercial items. Encryption software is subject to the EAR and other U.S. law, and may not be exported or re exported to certain countries (currently Cuba, Iran, North Korea, Sudan and Syria) or to persons or entities prohibited from receiving US exports. Because of this, the Company has applied and has received approval for Mass Market Status Export Authorization from the BIS. Mass Market Status is given to encryption products, which have been reviewed and classified by the BIS as exportable under certain rules and regulations, including the mass market encryption rules of the EAR.

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

Employees

The Company currently has one full-time employee, its Chief Executive Officer, Dr. Thomas A. Cellucci. Deborah King is contracted to act as Chief Financial Officer. David Singer is contracted to act as Vice President of Sales. Ian Treleaven is contracted to act as Vice President of Product Development of the Company. Various consultants have been contracted to fulfill sales, software development and web programming duties.

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

ITEM 1A. RISK FACTORS.

Not required for Smaller Reporting Companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

The Company does not currently own any real property. Currently, the Company's principal business address is 2028 E. Ben White Blvd., #2402835, Austin, TX 78741.

Bravatek owns the following internet domain names:

6REPLY.COM, 6REPLY.INFO, 6SEND.COM, 6SEND.INFO, BRAVATEK.COM, ECRYPTINC.CA, ECRYPTMAIL.INFO, SECUREINFORMATIONXCHANGE.COM, SECUREINFORMATIONXCHANGE.INFO, SIXREPLY.INFO, SIXSEND.INFO, SIXSMB.COM, SIXSMB.INFO, TUITIO.ORG, VIKINGTELECOMSERVICES.COM. The contents of these domains are not incorporated in this document.

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

On or about March 27, 2018, Global Capital Partners, LLC (“Global”) sent a demand for payment of amounts allegedly owed by the Company to Global pursuant to several promissory notes and threatening legal action. The Company retained Texas litigation counsel and responded to the demand letter. On or about March 1, 2019, Global filed a breach of contract complaint against the Company in Travis County, Texas district court (case no. D-1-GN-19-001078). The Parties are currently negotiating a settlement agreement to avoid further litigation.

On September 7, 2018, the Company filed a claim against Liberated Solutions, Inc. d/b/a the Go Eco Group and Brian Conway for breach of contract and other causes of action in the County Court No. 2 for Travis County, Texas (case no. C-1-CV-18-008488), seeking approximately $55,000 in damages. On November 2, 2018, the court entered judgment against the defendants in favor of the Company for $55,000 in damages, plus $4,244 in attorney’s fees. To date the company has not received any payments toward the judgement from Go Eco Group or Brian Conway, and has written the receivable off as a loss.

On October 1, 2018, the Company filed a lawsuit against Mile High Construction seeking $134,900 in damages plus interest and attorney’s fees. To date the company has not received any payments toward the judgement from Mile High Construction.

During October of 2018, Adar Bays, LLC (“Adar”), one of the Company’s lenders holding approximately $636,371.20 in convertible notes, sent two demand letters to the Company noting the Company in default for the Company’s failure to (i) repay the notes at maturity, (ii) honor a partial conversion of the notes, and (iii) reserve sufficient shares for issuance upon conversion of the notes. The Company retained litigation counsel, which responded to Adar’s counsel, and on or about November 9, 2018, Adar’s manager and the Company’s CEO agreed to headline settlement terms. The parties reached a settlement agreement on or about December 3, 2018, in which Bravatek agreed to reserve 10,000 shares of common stock for issuance to Adar upon Adar’s conversion of its convertible notes.

In January of 2018, the Company acquired HelpComm, Inc., a Virginia corporation engaged in the provision of telecom services (“HelpComm”), from Johnny Bolton and Jonathan A. Bolton (collectively the “Boltons”). On March 12, 2019, the Company and HelpComm entered into a Rescission, Settlement and Confidentiality Agreement with Mutual Releases with the Boltons, whereby the acquisition of HelpComm was fully rescinded as of January 1, 2018. Pursuant to that settlement agreement, the parties also agreed as follows: (i) the Boltons agreed to return their shares of Company capital stock to the Company; (ii) the Company agreed to return its shares of HelpComm to the Boltons; (iii) the Boltons agreed to deliver the Company’s property to Company; (iv) the Boltons agreed that HelpComm would provide the defense and responsibility for all actions pending against or relating to HelpComm; (v) the Boltons agreed to indemnify Bravatek for claims and damages relating to HelpComm, (vi) Bravatek agreed to indemnify the Boltons for claims and damages relating to Bravatek’s operations unrelated to HelpComm, and (vii) the Boltons agreed to ensure that the declaratory judgment action filed by the Boltons’ entity, 8760 LLC, against the Company on or about January 28, 2019, would be dismissed with prejudice. That action, 8760 LLC v. Bravatek Solutions, Inc. et al., filed in the Circuit Court for Prince William County, Virginia (case no. CL 19-00559) has now been dismissed with prejudice.

On or about February 11, 2019, the Company received notice from the United States Internal Revenue Service (“IRS”) regarding unpaid employment tax liability. The Company paid the requisite amount of $16,363.29 on or about April 9, 2019, and the IRS provided the Company notice on or about April 17, 2019, that the Company had satisfied its obligations and that the IRS statutory tax lien had been released.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's shares are approved for trading on the OTC Link alternative trading system operated by OTC Markets Group, Inc. under the symbol “BVTK.” The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years as reported by the OTCMarkets.com and represents inter dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions, and adjusted for the effect of the reverse stock split. The Company effected a reverse stock split effective January 19, 2019 at a ratio of 1 post-split share for 10,000 pre-split shares at a ratio of post-split share for 10,000 pre-split shares..

	(U.S.$)
Fiscal year ended December 31, 2018	HIGH	LOW
Quarter ended December 31, 2018	$61.000	$18.000
Quarter ended September 30, 2018	$71.000	$16.000
Quarter ended June 30, 2018	$28.000	$1.000

Fiscal year ended December 31, 2017	HIGH	LOW
Quarter ended December 31, 2017	$1.000	$1.000
Quarter ended September 30, 2017	$4.000	$1.000
Quarter ended June 30, 2017	$600.000	$3.000

Holders

As of June 11, 2019, there were 1,363,315 shares of common stock issued and outstanding and approximately 145 shareholders of record.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the year ended December 31, 2018, and the year ended December 31, 2017. There are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors and the loan agreements and general security agreements covering the Company's assets do not limit its ability to pay dividends. The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share prorata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company's assets, after payment of the liabilities, is less than the aggregate of the Company's liabilities and stated capital of all classes.

Recent Sales of Unregistered Securities.

During the year ended December 31, 2018, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K:

On October 5, 2018, the Company issued 5,000 shares of common stock to More Capital in partial satisfaction of its obligations under, and the holder's election to convert a $15,000 principal portion and $0 accrued interest, of, the Company's convertible promissory note issued to More Capital on November 7, 2017.

On October 16, 2018, the Company issued 10.000 shares of common stock to Carebourn Capital LP (“Carebourn”) in partial satisfaction of its obligations under, and the holder's election to convert $30,000 principal portion and $0 accrued interest, of, the Company's convertible promissory note issued to Carebourn on December 26, 2017.

On October 22, 2018, the Company issued 20,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert $60,000 principal portion and $0 accrued interest, of, the Company's convertible promissory note issued to Carebourn on December 26, 2017.

The issuances described above were made in reliance on the exemption from registration provided by Section 3(a)(9) and 4(a)(1) of the Securities Act as the common stock was issued in exchange for debt or preferred stock of the Company held by each shareholder, there was no additional consideration for the exchange, the shareholders were not affiliates, and they had held the underlying securities for the requisite holding period.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. INTRODUCTION

On February 3, 2018, we changed our fiscal year end from March 31 to December 31. The balance sheets data as of December 31, 2018, and December 31, 2017, are derived from our audited financial statements included elsewhere in this annual report and should be read in conjunction with such financial statements and related notes.

SPECIAL NOTE OF CAUTION REGARDING FORWARDLOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, are what are known as “forward looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects” and the like often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-K and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Overview and Plan of Operation

Bravatek Solutions, Inc., a Colorado corporation, was incorporated in the State of Colorado, on April 19, 2007. The Company provides security, defense, and information security solutions, which assist corporate entities, governments and individuals in protecting their organizations and/or critical infrastructures against error, and physical and cyberattack. The Company's business operations are oriented around the marketing and distribution of proprietary and allied security, defense and information security software, hardware and services, and telecom services. Products include software, hardware and services, and span a diverse variety of industries including, but not limited to, email security, user authentication, telecommunications and cyber breach protection.

The Company's primary business operations are focused on establishing a strategic leadership position in cybersecurity enterprise and consumer solutions, a variety of security tools, and telecom services within the U.S. and abroad. In a general way, Bravatek should be referred to as a global security platform company that develops and/or distributes cybersecurity-based software, tools and systems (including, but not limited to telecom services). The Company has developed and plans to continue selling an enterprise-level secure email software appliance named Ecrypt One. Ecrypt One is a patent-pending email server with integrated security technology. It was designed to protect email and attachments in transit and at rest. It incorporates multiple security technologies and techniques, such as encryption, role-based access controls, server rules that enforce security, and multi-factor authentication. It was designed to assist organizations and governments to meet and maintain compliance with information security regulations such as HIPAA. The Company began taking pre-orders for Tuitio, a consumer software product (protected by two issued patents) in the second quarter of 2018. The Company has filed a patent application for multiple attributes and processes contained in Ecrypt One.

In January of 2018, the Company acquired HelpComm, Inc., a Virginia corporation, and the Company had provided the telecom services through that subsidiary under the HelpComm brand. These telecom services include cellular tower mapping and audits, ground audits, civil equipment installation, cellular site decommissioning, 3G/4G/5G installations, project/construction management, battery installation and maintenance, shelter and compound preventative maintenance, site cleanup, and other related services. On March 12, 2019, the Company and HelpComm entered into a Rescission, Settlement and Confidentiality Agreement with Mutual Releases; whereby the acquisition of HelpComm was fully rescinded as of January 1, 2018.

The Company has filed a patent application for multiple attributes and processes contained in Ecrypt One.

In addition to the foregoing, in an effort to advance the business operations of the Company, over the next twelve (12) months the Company plans to undertake the following actions in the order in which they are listed:

1.	Continue distribution on Ecrypt One Software packages;
2.	Continue providing telecom services;
3.	Continue distribution of allied products and services;
4.	Continue developing strategic marketing alliance program; and
5.	Continue development and testing of additional Ecrypt One features and capabilities.

The foregoing business actions are goals of the Company. There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

On January 16, 2019, the Company affected a 10,000 for 1 reverse stock split. All common stock share and per share information has been retroactively adjusted to reflect this reverse stock split.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2018 and 2017 contained in this annual report on Form 10K.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operation for Bravatek Solutions, Inc. for year ended December 31, 2018, compared to the nine months ended December 31, 2017.

Revenue

For the year ended December 31, 2018, the Company had revenues of $26,849 compared to $50,000 for the nine months ended December 31, 2017. The 2017 revenues were from related parties and included the sale of licensed software, hosting and support as well as the installation. The 2018 period included related party revenue of $24,837 and revenues of $2,012 from unrelated parties.

Cost of Services

For the year ended December 31, 2018, the Company had cost of services of $7,106 compared to $4,367 for the nine months ended December 31, 2017. Cost of services are comprised of materials, labor, sub-contractors and related expenses.

Operating Expenses

For the year ended December 31, 2018, the Company had operating expenses of $3,205,694 compared to $592,387 for the nine months ended December 31, 2017. The increase in operating expenses was principally attributable to the issuance of Series E Preferred Stock to the Company’s CEO in 2018 valued at $2,333,140.

Other Income (Expenses)

Other expenses for the year ended December 31, 2018, was $4,808,194 compared to $9,284,692 for the nine months ended December 31, 2017. The decrease was primarily due to a decrease of derivative expense to $2,168,768 for the year ended December 31, 2018, compared to $7,504,066 for the nine months ended December 31, 2017. Amortization expense of debt discounts increased to $1,967,431 for the year ended December 31, 2018 from $1,264,498 for the nine months ended December 31, 2017, as a result of the amortization of debt discounts recorded on newly issued convertible notes.

Net Income / Loss

The Company had a net loss of $7,994,145 for the year ended December 31, 2018 compared to a net loss of $9,831,446 for the nine months ended December 31, 2017. The decrease in net loss for the year ended December 31, 2018 compared to the year ended December 31, 2017, was predominantly due to the factors described above.

Liquidity and Capital Resources

Currently, we have limited operating capital. The Company anticipates that it will require approximately $4,000,000 of working capital to complete all of its desired business activity during the next year. The Company has earned limited revenue from its business operations. Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and, to date, the revenues generated from our business operations have not been sufficient to fund our operations or planned growth. We will likely require additional capital to continue to operate our business, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

For the year ended December 31, 2018, we primarily funded our business operations with $1,067,000 of proceeds from convertible notes. The proceeds funded our business operations and were also used to pay off existing debt of $122,111. We may conduct a private placement offering to seek to raise the necessary working capital to continue to fund our business operations, or continue to rely on the issuance of convertible promissory notes to fund our business operations. We are also in discussions with Private Equity firms to obtain the proper capitalization the company never received at its inception.

As of December 31, 2018, we had cash of $14,094, as compared to $189,357 at December 31, 2017. As of December 31, 2018, we had current liabilities of $8,797,321 (including $5,540,889 of noncash derivative liabilities) compared to current assets of $112,056 which resulted in working capital deficit of $8,685,265. The current liabilities are comprised of accounts payable, accrued expenses, accrued interest, convertible debt, derivative liabilities, accounts payable related party and notes payable.

Operating Activities

For the year ended December 31, 2018, net cash used in operating activities was $605,876 compared to $720,614 for the nine months ended December 31, 2017. For the year ended December 31, 2018, our net cash used in operating activities was primarily attributable to the net loss adjusted by loss on the fair value of derivatives, amortization of debt discounts, loss on failed acquisition of HelpComm and stock compensation. Net changes of $228,194 in operating assets and liabilities increased the cash used in operating activities. For the nine months ended December 31, 2017, our net cash used in operating activities was primarily attributable to the net loss adjusted by amortization of debt discounts loss on investment in joint venture with DarkPulse and derivative liability expenses. Net changes of $694 in operating assets and liabilities positively impacted the cash flows from operating activities.

Investing Activities

For the year ended December 31, 2018, the Company invested $394,446 in the acquisition of HelpComm, $89,450 and $30,380 in a joint venture with DarkPulse and Mile High Construction (MHC), respectively. For the nine months ended December 31, 2017, the Company invested $307,520 in strategic alliances with HelpComm and MHC, $25,000 in a joint venture with The Eco Group, and $25,000 in the acquisition of HelpComm.

Financing Activities

For the year ended December 31, 2018, the net cash provided by financing activities was $944,889 compared to $1,266,916 for the nine months ended December 31, 2017. During the year ended December 31, 2018, we received proceeds of $1,067,000 from the issuance of convertible notes. The proceeds were used in operations and to pay $122,111 of convertible notes. During the nine months ended December 31, 2017, we received proceeds of $2,020,030 from the issuance of convertible notes, and $17,801 for notes, related party. The proceeds were used in operations and to pay $328,662 of convertible notes, $328,162 of notes payable, $154,651 of notes payable related party, and $820 for a bank overdraft.

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

Our significant accounting policies are summarized in Note 2 of our financial statements are included in this Annual Report on Form 10-K. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying financial statements include net realizable value of accounts receivable, estimated useful lives and potential impairment of property and equipment, the valuation of intangible assets, estimate of fair value of share-based payments and derivative liabilities, estimates of the valuation allowances on deferred tax assets and estimates of the probability and potential magnitude of contingent liabilities.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers ("Topic 606"), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the "modified retrospective" transition method for open contracts for the implementation of Topic 606. The Company had no significant post-delivery obligations; therefore, this new standard did not result in a material recognition of revenue on the Company’s accompanying financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from licensing software is recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

•	executed contracts with the Company’s customers that it believes are legally enforceable;
•	identification of performance obligations in the respective contract;
•	determination of the transaction price for each performance obligation in the respective contract;
•	allocation the transaction price to each performance obligation; and
•	recognition of revenue only when the Company satisfies each performance obligation.

After applying these five elements the Company’s recognizes licensed software revenue at the time the software is delivered or available to the customer, at which time the Company has no further obligations related to the sales contract with its customers.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

Our significant contractual obligations as of December 31, 2018, were as follows:

	Payments due by Period
	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Notes payable	$830,788	$-	$-	$-	$830,788
Convertible notes payable	1,415,845	-	-	-	1,415,845
Total	$2,246,633	$-	$-	$-	$2,246,633

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

BRAVATEK SOLUTIONS, INC.

Financial Statements

Certified Public Accountants (a professional corporation) 1221 West Mineral Ave, Ste. 202 Littleton, Colorado 80120-4544 (303) 734-4800 Fax (303) 795-3356

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Bravatek Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bravatek Solutions, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, , stockholders’ deficit, and cash flows for the year ended December 31, 2018 and nine months ended December 31, 2017 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the periods ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a deficit in stockholders’ equity, a working capital deficit and has sustained recurring losses from operations. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Haynie & Company

Denver, Colorado

June 11, 2019

We have served as the Company’s auditor since 2019

BRAVATEK SOLUTIONS, INC.
BALANCE SHEETS

	December 31,	December 31,
	2018	2017
		(restated)
ASSETS
CURRENT ASSETS
Cash	$14,094	$189,357
Accounts receivable, related parties	27,836	10,000
Prepaid expenses and other current assets	70,126	23,061
TOTAL CURRENT ASSETS	112,056	222,418

Property and equipment, net	12,591	21,634
Intangible assets, net	-	47,902
TOTAL ASSETS	$124,647	$291,954

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Convertible notes payable, net of discounts	$1,415,845	$797,797
Notes payable	830,788	830,788
Accounts payable and accrued liabilities	225,721	64,023
Accounts payable, related party	367,432	318,179
Accrued interest	416,646	295,148
Derivative liabilities	5,540,889	3,842,211
TOTAL CURRENT LIABILITIES	8,797,321	6,148,146

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock (5,000,000 shares authorized; par value $0.0001, -0- shares issued and outstanding at December 31, 2018, and December 31, 2017)	-	-
Series B preferred stock (350,000 shares authorized; par value $0.0001, 264,503 shares issued and outstanding at December 31, 2018, and December 31, 2017)	26	26
Series C preferred stock (1,000,000 shares authorized; par value $0.0001, 319,768 shares issued and outstanding at December 31, 2018, and December 31, 2017)	32	32
Series D preferred stock (60,000 shares authorized; par value $0.0001, -0- shares issued and outstanding at December 31, 2018, and December 31, 2017)	-	-
Series E preferred stock (1 share authorized; par value $0.0001, 1 and 0 shares issued and outstanding at December 31, 2018, and December 31, 2017, respectively)	-	-
Common stock (600,000,000 shares authorized; no par value; 986,667 and 804,068 shares issued and outstanding at December 31, 2018, and December 31, 2017, respectively)	6,668,410	5,385,977
Common stock to be issued (1,221 shares issuable at December 31, 2018, and December 31, 2017)	66,917	66,917
Additional paid in capital	22,186,887	18,291,657
Accumulated deficit	(37,594,946)	(29,600,801)
TOTAL STOCKHOLDERS' DEFICIT	(8,672,674)	(5,856,192)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$124,647	$291,954

The accompanying footnotes are an integral part of these financial statements.

BRAVATEK SOLUTIONS, INC. STATEMENTS OF OPERATIONS

	For the Year	For the Nine
	Ended	Months Ended
	December 31,	December 31,
	2018	2017
		(restated)
REVENUES
Sales, other	$2,012	$-
Sales, related party	24,837	50,000
Total sales	26,849	50,000
Cost of services	7,106	4,367
GROSS PROFIT	19,743	45,633

OPERATING EXPENSES
Selling expenses	56,221	9,150
General and administrative	3,109,138	577,749
Research and development	40,335	5,488
TOTAL OPERATING EXPENSES	3,205,694	592,387

OPERATING LOSS	(3,185,951)	(546,754)

OTHER INCOME (EXPENSES)
Interest expense	(189,338)	(363,000)
Interest expense related party	-	(7,965)
Gain on the settlement of interest	-	40,110
Loss on investment in joint venture	(89,450)	(25,000)
Other income	60,004	1,000
Loss on rescinded acquisition	(370,946)	(225,000)
Loss on write down of asset	(59,244)	-
Loss on fair value of derivatives	(2,168,768)	(7,504,066)
Gain (loss) on extinguishment of debt	(23,021)	63,727
Amortization of debt discount	(1,967,431)	(1,264,498)
TOTAL OTHER (EXPENSE), NET	(4,808,194)	(9,284,692)

NET LOSS	$(7,994,145)	$(9,831,446)

LOSS PER SHARE BASIC
Basic and diluted	$(8.74)	$(14.68)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	914,585	669,597

The accompanying footnotes are an integral part of these financial statements.

BRAVATEK SOLUTIONS, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Year Ended December 31, 2018 and the Nine Months Ended December 31, 2017

	Series B		Preferred Stock Series C		Series E		Common Stock		Common Stock to be issued		Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance, April 1, 2017	264,503	$26	319,768	$32	-	$-	205,371	$3,734,786	1,221	$66,917	$10,170,515	$(19,769,355)	$(5,797,079)
Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	598,697	1,651,191	-	-	-	-	1,651,191
Reclassification of derivative liabilities upon conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	8,121,142	-	8,121,142
Net loss for the nine months ended December 31, 2017	-	-	-	-	-	-	-	-	-	-	-	(9,831,446)	(9,831,446)

Balance, December 31, 2017, restated	264,503	26	319,768	32	-	-	804,068	5,385,977	1,221	66,917	18,291,657	(29,600,801)	(5,856,192)

Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	180,099	1,282,433	-	-	-	-	1,282,433
Series E Preferred stock issued	-	-	-	-	1	-	-	-	-	-	2,333,140	-	2,333,140
Reclassification of derivative liabilities upon conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	1,537,090	-	1,537,090
Shares issued for donation	-	-	-	-	-	-	2,500	-	-	-	25,000	-	25,000
Net loss for the year ended December 31, 2018	-	-	-	-	-	-	-	-	-	-	-	(7,994,145)	(7,994,145)

Balance, December 31, 2018	264,503	$26	319,768	$32	1	$-	986,667	$6,668,410	1,221	$66,917	$22,186,887	$(37,594,946)	$(8,672,674)

The accompanying footnotes are an integral part of these financial statements.

BRAVATEK SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS

	For the Year	For the Nine
	Ended	Months Ended
	December 31,	December 31,
	2018	2017
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,994,145)	$(9,831,446)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	87,325	83,457
Non-cash interest and fees	-	82,405
Bad debt expense	35,750	30,000
Loss on rescinded acquisition	370,946	225,000
(Gain) loss on extinguishment of debt	23,021	(63,727)
Preferred stock issued as compensation	2,333,140	-
Amortization of debt discounts	1,967,431	1,264,498
Loss on fair value of derivatives	2,168,768	7,504,066
Loss on investment in joint venture	89,450	25,000
Gain on settlement of interest	-	(40,110)
Stock issued for donation	25,000	-
Write down of assets	59,244	-
Changes in operating assets and liabilities:
Accounts receivable related parties	(53,586)	(40,000)
Prepaid expenses and other current assets	(106,309)	(23,061)
Accounts payable and accrued liabilities	338,836	(81,680)
Accounts payable and accrued liabilities, related party	49,253	145,434
NET CASH USED IN OPERATING ACTIVITIES	(605,876)	(720,164)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in HelpComm acquisition	(394,446)	(25,000)
Investment in joint venture	(89,450)	(25,000)
Purchase of exclusivity	(30,380)	(307,520)
NET CASH USED IN INVESTING ACTIVITIES	(514,276)	(357,520)

CASH FLOWS FROM BY FINANCING ACTIVITIES
Payments of principal on notes and leases payable	-	(328,662)
Payments of principal on convertible notes payable	(122,111)	(268,782)
Proceeds from issuance of convertible debt , net	1,067,000	2,002,030
Proceeds from loan-related party	-	17,801
Bank overdraft	-	(820)
Repayment of loan-related party	-	(154,651)
NET CASH PROVIDED BY FINANCING ACTIVITIES	944,889	1,266,916

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(175,263)	189,232

CASH AND CASH EQUIVALENTS
Beginning of period	189,357	125

End of period	$14,094	$189,357

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$67,840	$3,983
Cash paid for income taxes	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued in settlement of debt and interest on convertible debt	$1,282,433	$1,651,191
Original issue discounts	$175,494	$187,617
Original debt discount against derivative liabilities	$1,180,500	$2,273,750
Initial value of derivative liabilities	$2,214,283	$7,307,823
Reclassification of derivatives upon conversion of convertible debt	$1,537,090	$8,121,142

The accompanying footnotes are an integral part of these financial statements.

BRAVATEK SOLUTIONS, INC. NOTES TO FINANCIAL STATEMENTS For the Years Ended December 31, 2018 and the Nine Months Ended December 31, 2017

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

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

In December of 2017, the Company entered into a Joint Venture Agreement (the “Agreement”) with DarkPulse Technologies, Inc. (“DarkPulse”), pursuant to which (1) the parties formed a joint venture limited liability company in Delaware to develop, market and sell products and services based on DarkPulse’s patented BOTDA DarkPulse technology (the “Technology”) to be owned 40% by the Company and 60% by Dark Pulse (the “JV”); (2) the Company would fund $10,000 in initial capital to the JV; and (3) and the JV would have a royalty-free non-exclusive license to use the Technology in the North America, Asia and European government, military and CI/KR (Critical Infrastructure / Key Resources) market segments. During the year ended December 31, 2018, the Company funded $89,450 to the JV.

In January of 2018, the Company acquired HelpComm, Inc., a Virginia corporation engaged in the provision of telecom services. These telecom services include cellular tower mapping and audits, ground audits, civil equipment installation, cellular site decommissioning, 3G/4G/5G installations, project/construction management, battery installation and maintenance, shelter and compound preventative maintenance, site cleanup, and other related services. On March 12, 2019, the Company and HelpComm entered into a Rescission, Settlement and Confidentiality Agreement with Mutual Releases; whereby the acquisition of HelpComm was fully rescinded as of January 1, 2018 resulting in a loss on rescinded acquisition of $370,946.

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America ("U.S. GAAP"). On February 3, 2018, the Company changed its fiscal year end from March 31 to December 31. The Company filed a transition report on Form 10-KT covering the nine-month period from April 1, 2017 through December 31, 2017. The accompanying financial statements include the year ended December 31, 2018 and the transition period from April 1, 2017 to December 31, 2017, both of which are audited.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses, an accumulated deficit of $37,594,946 and has a working capital deficit of $8,685,265 as of December 31, 2018, which raises substantial doubt about its ability to continue as a going concern.

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

Stock Split

On January 16, 2019, the Company affected a 10,000 for 1 reverse stock split. All common stock share and per share information has been retroactively adjusted to reflect this reverse stock split.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying financial statements include net realizable value of accounts receivable, estimated useful lives and potential impairment of property and equipment, the valuation of intangible assets, estimate of fair value of share based payments and derivative liabilities, estimates of the valuation allowances on deferred tax assets and estimates of the probability and potential magnitude of contingent liabilities.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less. The Company had no cash equivalents.

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of December 31, 2018 and 2017 were $43,664 and $30,000, respectively.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Office Equipment	5 years
Computer equipment	2 years
Vehicles	5 years

Software Development Costs

Costs for software developed for internal use are accounted for through the capitalization of those costs incurred in connection with developing or obtaining internal-use software. Capitalized costs for internal-use software are included in intangible assets in the balance sheet. Capitalized software development costs are amortized over three years.

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. Capitalized software is amortized over the software's estimated economic life of 3 years. For the years ended December 31, 2018 and nine months ended December 31, 2017, the Company had no development costs required to be capitalized under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2018 and 2017, the Company believes there was no impairment of its long-lived assets.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with U.S. GAAP. All research and development costs have been expensed as incurred, totaling $40,335, and $5,488 year ended December 31, 2018, and the nine months ended December 31, 2017.

Advertising and Promotion

The Company expenses advertising costs as incurred. Advertising expenses for year ended December 31, 2018, and the nine months ended December 31, 2017 was $56,221, and $9,150, respectively.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 Derivatives and Hedging to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 Debt with Conversion and Other Options for consideration of any beneficial conversion feature.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2018, and 2017, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt, the carrying amounts approximate their fair values due to their short maturities.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

For certain financial instruments, the carrying amounts reported in the balance sheets for cash and current liabilities, including convertible notes payable, each qualify as a financial instrument, and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The Company uses Level 3 inputs for its valuation methodology for derivative liabilities as their fair values were determined by using the Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

At December 31, 2018 and December 31, 2017, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Fair Value
	As of	Fair Value Measurements at
Description	December 31, 2018	December 31, 2018 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$5,540,889	$-	$-	$5,540,889

Fair Value
	As of	Fair Value Measurements at
Description	December 31, 2017	December 31, 2017 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$3,842,211	$-	$-	$3,842,211

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers ("Topic 606"), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the "modified retrospective" transition method for open contracts for the implementation of Topic 606. The Company had no significant post-delivery obligations; therefore, this new standard did not result in a material recognition of revenue on the Company’s accompanying financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from licensing software is recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

•	executed contracts with the Company’s customers that it believes are legally enforceable;
•	identification of performance obligations in the respective contract;
•	determination of the transaction price for each performance obligation in the respective contract;
•	allocation of the transaction price to each performance obligation; and
•	recognition of revenue only when the Company satisfies each performance obligation.

After applying these five elements the Company’s recognizes licensed software revenue at the time the software is delivered or available to the customer, at which time the Company has no further obligations related to the sales contract with its customers.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company accounts for stock-based compensation in accordance with the provision of ASC 505-50, Equity Based Payments to Non-Employees, which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of December 31, 2018, and 2017, there were warrants and options to purchase 2 and 2 shares, respectively, of common stock and the Company’s outstanding convertible debt is convertible into approximately 3,509,702 and 196,942 shares, respectively, of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented.

Related Parties

The Company accounts for related party transactions in accordance with ASC 850, Related Party Disclosures. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The Company does not believe the adoption of this ASU will have a material impact on its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s financial statements and disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company does not believe the adoption of this ASU will have a material impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not believe the adoption of this ASU will have a material impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted this ASU beginning on January 1, 2018 and used the modified retrospective method of adoption. The adoption of this ASC did not have a material impact on the Company’s financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Related Party Transactions

Notes payable

The Company issued multiple unsecured notes payable from June 27, 2015, to December 31, 2017, to the Company’s CEO, for amounts advanced to the Company, or paid by the CEO, on behalf of the Company. For the nine months ended December 31, 2017, the CEO advanced to the Company or made payments on behalf of the Company of $17,801, and the Company repaid the CEO $154,651. The notes carried interest at 10% per annum and were due on demand. As of December 31, 2018, and 2017, the principal balance of the notes was $0 and $0, respectively.

As of December 31, 2018, and 2017, included in accounts payable - related party is $367,432 and $318,179, respectively, for amounts owed to the Company’s CEO.

Sales and Accounts Receivables

Effective December 21, 2017, the Company entered into a Joint Venture Agreement (the “Agreement”) with The Go Eco Group, a corporation organized under the laws of the State of Nevada (“LIBE”), pursuant to which (1) the parties will form a joint venture limited liability company in Delaware to develop, market and sell products, services and technology based on a web-enabled Light Guard System (the “System”), (2) the joint venture will be owned 35% by the Company and 65% by LIBE; (3) the Company shall fund $25,000 in initial capital to the joint venture; and (4) the joint venture shall have an irrevocable royalty-free non-exclusive license to use all of LIBE’s direct and/or licensed intellectual property necessary for the joint venture to develop and sell the System. Based on the lack of any developments in the joint venture and LIBE’s non-performance, the Company has recognized a loss of investment in the joint venture of $25,000 for the nine months ended December 31, 2017, which is included in Other expenses in the accompanying statement of operations. For the nine months ended December 31, 2017, the Company billed LIBE $30,000 which is included in Sales, related party on the financial statements. In addition, for the nine months ended December 31, 2017, the Company billed DarkPulse and another related party $10,000, which is included in Sales, related party on the financial statements As of December 31, 2017, the Company recorded an allowance for doubtful accounts of $30,000 related to the LIBE account receivable. The Company has engaged a law firm to pursue the collection of the $30,000. For the year ended December 31, 2018, the Company billed Mile High Construction, a former joint venture partner, $24,837 which is included in Sales, related party on the financial statements,

Note 4 - Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2018 and 2017:

	2018	2017

Office equipment	$48,056	$48,056
Computer equipment	26,034	26,034
Vehicles	35,608	35,608
	109,698	109,698
Less accumulated depreciation	(97,107)	(88,064)
Property and equipment, net	$12,591	$21,634

Depreciation expense for the year ended December 31, 2018, and the nine months ended December 31, 2017 was $9,043, and $7,027, respectively.

Note 5 – Intangible Assets, Net

Intangible assets consisted of the following as of December 31, 2018 and 2017:

	2018	2017
Exclusivity rights	$137,900	$107,520
Software	60,362	60,362
	198,262	167,882
Less accumulated amortization	(198,262)	(119,980)
Intangible assets, net	$-	$47,902

Intangible assets are being amortized as follows: Exclusivity rights - 12 months; and Software – 36 months.

Amortization expense for the years ended December 31, 2018, and the nine months ended December 31, 2017 was $47,902, and $76,430, respectively.

Note 6 – Notes Payable

Notes payable consisted of the following at December 31, 2018 and 2017:

	2018	2017
Notes issued from May 18, 2010 to June 27, 2013 (A)	$400,000	$400,000
Notes issued from December 18, 2012 to May 30, 2013 (B)	199,960	199,960
Notes issued from July 12, 2013 to June 16, 2014 (C)	230,828	230,828
Total notes payable	$830,788	$830,788

(A) From May 18, 2010 through June 27, 2013, the Company issued in the aggregate $558,500 of unsecured notes payable to a Nevada corporation, lender and preferred shareholder of the Company ("Global"). The notes bear interest at 10%, compounded annually and $553,000 and $5,500 matured on November 30, 2014, and June 27, 2015, respectively. On February 16, 2015, the Company secured extensions on all of the notes that matured on November 30, 2014 through April 1, 2015, with no change in original terms of the agreement.

On June 15, 2015, Company entered into a Settlement Agreement and Partial Waiver and Release (the "Settlement Agreement") with Global. Global owned 2,377,500 shares of the Company's Series A Convertible Preferred Stock and is the holder of outstanding promissory notes in the original principal amount of $558,500, with accrued interest thereon due to Global of approximately $267,960 (the "Global Notes") immediately prior to the Settlement Agreement. Pursuant to the Settlement Agreement, Global agreed to (1) waive interest due of $267,960 under the Global Notes and $158,500 of principal, such that only $400,000 of principal and interest would be considered outstanding as of the settlement agreement date, and (2) immediately return all of the Preferred Stock to the Company for cancellation, in consideration for the Company issuing 856 shares of common stock to Global. As of June 15, 2015, the note is payable on demand as part of the Settlement Agreement. As of December 31, 2018, and 2017, the note balance was $400,000.

(B) The Company issued five notes from December 18, 2012 to May 30, 2013 totaling $199,960 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from December 18, 2014 through May 30, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no change in original terms of the agreements. The notes payable was again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement. As of December 31, 2018, and 2017, the note balance was $199,960 and the notes are currently in default.

(C) The Company issued six notes from July 12, 2013 to June 16, 2014, totaling $230,828 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from July 12, 2014 through June 16, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no other changes in original terms of the agreements. The notes payable was again extended on August 6, 2015, through January 1, 2016, with no other changes in original terms of the agreements. As of December 31, 2018, and 2017, the note balance was $230,828 and the notes are currently in default.

Note 7 – Convertible Notes Payable

Convertible notes payable consisted of the following at December 31, 2018 and 2017:

	2018	2017
Issued on December 19, 2014 for $156,000; accrues interest at 8% per annum; due December 19, 2015 (in default); convertible at 68% of the lowest closing price 20 days prior to conversion	$135,371	$135,371
Issued on May 1, 2017 for $50,000; accrues interest at 8% per annum; due May 1, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	50,000	50,000
Issued on May 1, 2017 for $50,000; accrues interest at 8% per annum; due May 1, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	50,000	50,000
Issued on May 1, 2017 for $17,500; accrues interest at 8% per annum; due May 1, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	17,500	17,500
Issued on May 1, 2017 for $25,000; accrues interest at 8% per annum; due May 1, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	25,000	25,000
Issued on May 3, 2017 for $29,700; accrues interest at 8% per annum; due May 3, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	29,700	29,700
Issued on May 3, 2017 for $25,300; accrues interest at 8% per annum; due May 3, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	25,300	25,300
Issued on May 3, 2017 for $22,000; accrues interest at 8% per annum; due May 3, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	22,000	22,000
Issued on June 8, 2017 for $140,750; accrues interest at 8% per annum; due June 8, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	140,750	140,750
Issued on June 8, 2017 for $140,750; accrues interest at 8% per annum; due June 8, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	140,750	140,750
Issued on October 12, 2017 for $40,111; accrues interest at 12% per annum; due October 12, 2018; convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	-	40,111
Issued on June 9, 2017 for $165,025; accrues interest at 10% per annum; due June 9, 2018; convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	-	52,565
Issued on June 23, 2017 for $262,775; accrues interest at 10% per annum; due June 23, 2018; convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	-	227,735
Issued on August 9, 2017 for $223,422; accrues interest at 10% per annum; due August 9, 2018; convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	-	223,422

Issued on November 1, 2017 for $239,200; accrues interest at 12% per annum; due November 1, 2018; convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	-	239,200
Issued on December 26, 2017 for $120,750; accrues interest at 12% per annum; due June 26, 2018 (in default); convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	8,750	120,750
Issued on January 26, 2018 for $184,000; accrues interest at 10% per annum; due January 26, 2019; convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	150,000	-
Issued on April 2, 2018 for $45,000; accrues interest at 12% per annum; due October 2, 2018 (in default); convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	45,000	-
Issued on May 11, 2018 for $215,000; accrues interest at 12% per annum; due May 11, 2019; convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	215,000	-
Issued on June 21, 2018 for $184,000; accrues interest at 12% per annum; due June 21, 2019; convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	163,000	-
Issued on November 9, 2018 for $241,500; accrues interest at 10% per annum; due May 9, 2019; convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	214,500	-
Issued on December 4, 2018 for $54,500; accrues interest at 10% per annum; due June 4, 2019; convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	54,500	-
Issued on August 1, 2017 for $181,700; accrues interest at 10% per annum; due February 1, 2018; convertible at 60% of the lowest closing price 20 days prior to conversion	-	51,349
Issued on November 7, 2017 for $120,750; accrues interest at 10% per annum; due May 1, 2018 (in default); convertible at 60% of the lowest closing price 20 days prior to conversion	105,750	120,750
Issued on January 29, 2018 for $84,525; accrues interest at 10% per annum; due January 29, 2019; convertible at 60% of the lowest closing price 20 days prior to conversion	84,525	-
Issued on April 8, 2018 for $34,500; accrues interest at 10% per annum; due April 8, 2019; convertible at 60% of the lowest closing price 20 days prior to conversion	34,500	-
Issued on May 22, 2018 for $52,969; accrues interest at 10% per annum; due May 22, 2019; convertible at 60% of the lowest closing price 20 days prior to conversion	52,969	-
Issued on June 15, 2018 for $63,000; accrues interest at 10% per annum; due June 15, 2019; convertible at 60% of the lowest closing price 20 days prior to conversion	63,000	-
Issued on December 11, 2018 for $59,000; accrues interest at 12% per annum; due December 11, 2019; convertible at 60% of the lowest closing price 25 days prior to conversion	59,000	-
Issued on June 8, 2017 for $140,750; accrues interest at 8% per annum; due June 8, 2018; convertible at 55% of the lowest closing price 20 days prior to conversion	-	140,750
Issued on June 8, 2017 for $140,750; accrues interest at 8% per annum; due June 8, 2018; convertible at 55% of the lowest closing price 20 days prior to conversion	-	140,750

Total convertible notes payable	1,886,865	1,993,753
Unamortized debt discount	(471,020)	(1,195,956)
Convertible notes payable, net	$1,415,845	$797,797

The following is a roll-forward of the Company’s convertible notes and related discounts the year ended December 31, 2018, and for the nine months ended December 31, 2017:

	Principal	Debt
	Balance	Discount	Total
Balance, March 31, 2017	$1,311,163	$(39,436)	$1,271,727
New issuances	2,378,873	(2,378,873)	-
Liquidated damages added to note	42,505	(42,146)	359
Conversions	(1,470,005)	-	(1,470,005)
Cash payment	(268,782)	-	(268,782)
Amortization	-	1,264,498	1,264,498
Balance, December 31, 2017	1,993,754	(1,195,957)	797,797
New issuances	1,242,494	(1,242,494)	-
Other	(581)	-	(581)
Conversions	(1,226,691)	-	(1,226,691)
Cash payment	(122,111)	-	(122,111)
Amortization	-	1,967,431	1,967,431
Balance, December 31, 2018	$1,886,865	$(471,020)	$1,415,845

Note 8 - Derivative Liability

The Company determined that the conversion features of the convertible notes represented embedded derivatives since the notes are convertible into a variable number of shares upon conversion. Accordingly, the notes are not considered to be conventional debt and the embedded conversion feature is bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments is recorded as liabilities on the balance sheet with the corresponding amount recorded as a discount to each note, with any excess of the fair value of the derivative component over the face amount of the note recorded as an expense on the issue date. Such discounts are amortized from the date of issuance to the maturity dates of the notes. The change in the fair value of the derivative liabilities are recorded in other income or expenses in the statements of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet.

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the fair value of derivative liability at December 31, 2018 and 2017:

	2018	2017

Risk free rate	2.56%	1.53%
Volatility	231%	316%
Terms (years)	0.27 to 0.50	0.33 to 0.84
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity the year ended December 31, 2018, and for the nine months ended December 31, 2017:

Derivative liability balance, March 31, 2017	$2,322,636
Issuance of derivative liability during the period	7,307,823
Fair value of beneficial conversion feature of debt converted	(8,121,142)
Change in derivative liability during the period	2,332,894
Derivative liability balance, December 31, 2017	3,842,211
Issuance of derivative liability during the period	2,214,283
Fair value of beneficial conversion feature of debt converted	(1,537,090)
Change in derivative liability during the period	1,021,485
Derivative liability balance, December 31, 2018	$5,540,889

Loss on fair value of derivatives for the years ended December 31, 2018, and the nine months ended December 31, 2017 is comprised of:

	Year Ended	Nine Months Ended
	December 31, 2018	December 31, 2017

Initial derivative expense	$1,147,283	$5,171,172
Fair value change in derivatives	$1,021,485	$2,332,894
Loss on fair value of derivatives	$2,168,768	$7,504,066

Note 9- Stockholders’ Deficit

Preferred Stock

10,000,000 shares of preferred stock, $0.0001 par value have been authorized.

Series A Convertible Preferred Stock.

5,000,000 shares of preferred stock are designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”). Each share of Series A Convertible Preferred Stock is convertible at the election of the holder into 0.004 shares of common stock, subject to a 4.9% beneficial ownership limitation, but has no voting rights until converted into common stock. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the outstanding shares of Series A Convertible Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, whether from capital, surplus funds or earnings, and before any payment is made in respect of the shares of Common Stock, an amount equal to $2.50 per share of Series A Convertible Preferred Stock, subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like with respect to the Series A Convertible Preferred Stock, plus any and all accrued but unpaid dividends. The holders of Series A Convertible Preferred Stock are entitled to dividends when declared by the board of directors. As of December 31, 2018, and 2017, there are no shares of Series A Preferred Stock outstanding.

Series B Preferred Stock

350,000 shares of preferred stock are designated as Series B Preferred Stock. Each share of Series B Preferred Stock is convertible at the election of the holder into .01 shares of common stock, subject to a 4.9% beneficial ownership limitation. Series B Preferred Stock has no voting rights until converted into common stock. The holders of the Series B Preferred Stock do not have any rights to dividends or any liquidation preferences. As of December 31, 2018 and 2017, there are 264,503 shares of Series B Preferred Stock outstanding.

Series C Preferred Stock

1,000,000 shares of preferred stock are designated as Series C Preferred Stock. Each share of Series C Preferred stock is convertible at the election of the holder into .01 shares of common stock. On October 23, 2015, (the “Amendment Date”), the Company amended the terms and conditions of the Series C Preferred stock, whereby each share of Series C Preferred stock entitles the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company, the Company determined that on the Amendment Date, the amended voting rights of the preferred stock resulted in a change of control of the Company. The holders of the Series C Preferred stock do not have any rights to dividends or any liquidation preferences. As of December 31, 2018, and 2017, there are 319,768 shares of Series C preferred stock outstanding, of which 223,768 shares are owned by our Chairman and CEO, Dr. Thomas Cellucci. On October 30, 2017, Dr. Cellucci, and Carebourn Capital L.P. executed Amendment No.1 to their Pledge Agreement, whereby, Dr. Cellucci, as collateral security, pledged 223,768 shares of his Series C Preferred Stock to Carebourn. As of December 31, 2018 and 2017, there are 319,768 shares of Series C Preferred Stock outstanding.

Series D Convertible Preferred Stock

On January 12, 2018, the Corporation amended its Articles of Incorporation (the “Articles of Amendment”) to designate a series of preferred stock, the “Series D Preferred Stock.” There were 100,000 shares of preferred stock designated as Series D Preferred Stock, $0.0001 par value. Each share of Series D Preferred Stock is convertible at the election of the holder into a number of shares of Corporation common stock equal to $24.00 divided by the volume-weighted average price of the common stock as reported on OTCMarkets.com on the trading day immediately preceding conversion, subject to a 4.99% beneficial ownership limitation. The holders of the Series D Preferred Stock do not have any rights to dividends or any liquidation preferences, and they do not have any voting rights prior to conversion into common stock. As of December 31, 2018, there are no shares of Series D Preferred Stock outstanding.

Series E Preferred Stock

On June 1, 2018, the Company amended its Articles of Incorporation in the State of Colorado to designate a series of preferred stock, the Series E Preferred Stock. One (1) share of preferred stock was designated as Series E Preferred Stock. The Series E Preferred Stock is not convertible into common stock, nor does the Series E Preferred Stock have any right to dividends and any liquidation preference. The Series E Preferred Stock entitles its holder to a number of votes per share equal to twice the number of votes of all outstanding shares of capital stock of the Company. On June 1, 2018, the Company issued 1 share of its Series E Preferred Stock to Dr. Cellucci, in consideration of $25,000 of accrued and unpaid wages, Dr. Cellucci’s stock pledge of Series C Preferred Stock as collateral to a lender, the Company’s failure to timely pay current and past salaries, and Dr. Cellucci’s willingness to accrue unpaid payroll and non-reimbursement of business expenses without penalty or action for all amounts. The issuance to Dr. Cellucci was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as Dr. Cellucci is an accredited investor, there was no general solicitation, and the transaction did not involve a public offering. The Company determined that the issuance of the Series E Preferred Stock resulted in a change of control of the Company. The Company determined that the fair value of the Series E Preferred Stock issued to the Company’s CEO was $2,333,140. The fair value was determined as set forth in ASC 820-10-35-37, Fair Value in Financial Instruments. As of December 31, 2018, there is 1 share of Series E Preferred Stock outstanding.

Common stock

On May 31, 2016, the registrant filed Articles of Amendment to increase the number of shares of common stock the corporation is authorized to issue to 10,000,000,000.

On July 27, 2018, the Company amended its Articles of Incorporation in the State of Colorado to increase the authorized shares of common stock to 10,600,000,000 shares.

During the year ended December 31, 2018, the Company issued 180,099 shares of common stock for conversion of $1,226,591 of principal and $55,742 of accrued interest, for a total of $1,282,433. On May 9, 2018, the Company agreed to issue 2,500 shares of the Company’s common stock to Triton Funds, LP’s (“Triton”) affiliate, Triton Funds LLC (See note 12). The shares were issued on May 18, 2018.

During the nine months ended December 31, 2017, the Company issued 598,697 shares of common stock for conversion of $1,470,005 of principal and $181,186 of accrued interest, for a total of $1,651,191.

Stock Options

The following table summarizes activities related to stock options:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Life (Years)
Outstanding and exercisable at December 31, 2017	1	$11,030,000	7.19
Outstanding and exercisable at December 31, 2018	1	$11,030,000	6.19

The following table summarizes stock option information as of December 31, 2018:

Exercise Prices	Outstanding	Weighted Average Contractual Life	Exercisable
$75,000,000	-	3.13 Years	0
$2,500,000	1	6.56 Years	0
Total	1	6.19 Years	1

Warrants

The following table summarizes the activity related to warrants:

	Number of Warrants	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Life (Years)
Outstanding and exercisable at December 31, 2017	1	$4,470,000	2.49
Outstanding and exercisable at December 31, 2018	1	$4,470,000	1.49

Note 10 - Income Taxes

At December 31, 2018 and 2017, the significant components of the deferred tax assets are summarized below:

	2018	2017

Deferred income tax asset
Net operation loss carryforwards	$1,450,362	$1,130,450
Total deferred income tax asset	1,450,362	1,130,450
Less: valuation allowance	(1,450,362)	(1,130,450)
Total deferred income tax asset	$-	$-

The valuation allowance increased by $319,912 in 2018 as a result of the Company generating additional net operating losses. The valuation allowance decreased by $132,144 in 2017 of which $495,045 as a result of the change in the corporate tax rate from 34% to 21% offset by an increase of $362,901 was a result of the Company generating additional net operating losses. The Company’s net operating loss carryforward of approximately $6,300,000 begin to expire in 2029.

Income tax expense reflected in the statements of statement of operations consist of the following for 2018 and 2017:

	2018	2017
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	-	-
State	-	-
	-	-

Income tax expense	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate for 2018 and 2017 is as follows:

	2018		2017
	Amount	Percent	Amount	Percent

Federal statutory rates	$(1,678,770)	21.0%	$(3,342,692)	34.0%
Permanent differences	1,358,859	-17.0%	3,011,929	-30.6%
Valuation allowance against net deferred tax assets	319,912	-4.0%	330,763	-3.4%
Effective rate	$-	0.0%	$-	0.0%

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its statements of operations. There were no interest or penalties accrued as of December 31, 2018 and 2017.

Note 11 – Commitments and Contingencies

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

On or about March 27, 2018, Global Capital Partners, LLC (“Global”) sent a demand for payment of amounts allegedly owed by the Company to Global pursuant to several promissory notes and threatening legal action. The Company retained Texas litigation counsel and responded to the demand letter. On or about March 1, 2019, Global filed a breach of contract complaint against the Company in Travis County, Texas district court (case no. D-1-GN-19-001078). The Parties are currently negotiating a settlement agreement to avoid further litigation.

On September 7, 2018, the Company filed a claim against Liberated Solutions, Inc. d/b/a the Go Eco Group and Brian Conway for breach of contract and other causes of action in the County Court No. 2 for Travis County, Texas (case no. C-1-CV-18-008488), seeking approximately $55,000 in damages. On November 2, 2018, the court entered judgment against the defendants in favor of the Company for $55,000 in damages, plus $4,244 in attorney’s fees. To date the company has not received any payments toward the judgement from Go Eco Group or Brian Conway, and has written the receivable off as a loss.

On October 1, 2018, the Company filed a lawsuit against Mile High Construction seeking $134,900 in damages plus interest and attorney’s fees. To date the company has not received any payments toward the judgement from Mile High Construction.

During October of 2018, Adar Bays, LLC (“Adar”), one of the Company’s lenders holding approximately $636,371.20 in convertible notes, sent two demand letters to the Company noting the Company in default for the Company’s failure to (i) repay the notes at maturity, (ii) honor a partial conversion of the notes, and (iii) reserve sufficient shares for issuance upon conversion of the notes. The Company retained litigation counsel, which responded to Adar’s counsel, and on or about November 9, 2018, Adar’s manager and the Company’s CEO agreed to headline settlement terms. The parties reached a settlement agreement on or about December 3, 2018, in which Bravatek agreed to reserve 100,000,000 shares of common stock for issuance to Adar upon Adar’s conversion of its convertible notes.

In January of 2018, the Company acquired HelpComm, Inc., a Virginia corporation engaged in the provision of telecom services (“HelpComm”), from Johnny Bolton and Jonathan A. Bolton (collectively the “Boltons”). On March 12, 2019, the Company and HelpComm entered into a Rescission, Settlement and Confidentiality Agreement with Mutual Releases with the Boltons, whereby the acquisition of HelpComm was fully rescinded as of January 1, 2018. Pursuant to that settlement agreement, the parties also agreed as follows: (i) the Boltons agreed to return their shares of Company capital stock to the Company; (ii) the Company agreed to return its shares of HelpComm to the Boltons; (iii) the Boltons agreed to deliver the Company’s property to Company; (iv) the Boltons agreed that HelpComm would provide the defense and responsibility for all actions pending against or relating to HelpComm; (v) the Boltons agreed to indemnify Bravatek for claims and damages relating to HelpComm, (vi) Bravatek agreed to indemnify the Boltons for claims and damages relating to Bravatek’s operations unrelated to HelpComm, and (vii) the Boltons agreed to ensure that the declaratory judgment action filed by the Boltons’ entity, 8760 LLC, against the Company on or about January 28, 2019, would be dismissed with prejudice. That action, 8760 LLC v. Bravatek Solutions, Inc. et al., filed in the Circuit Court for Prince William County, Virginia (case no. CL 19-00559) has now been dismissed with prejudice.

On or about February 11, 2019, the Company received notice from the United States Department of the Treasury Internal Revenue Service (“IRS”) regarding unpaid employment tax liability. The Company paid the requisite amount of $16,363 on or about April 9, 2019, and the IRS provided the Company notice on or about April 17, 2019, that the Company had satisfied its obligations and that the IRS statutory tax lien had been released.

Strategic Alliance Agreements

On September 5, 2017, the Company entered into a Strategic Alliance Agreement with DarkPulse Technology Holdings Inc. (“DarkPulse”), a New York corporation engaged in manufacturing hardware and software based on its BOTDA (Brillouin Optical Time Domain Analysis) technology, designating the Company as DarkPulse’s project-based partnership channel for government and non-governmental departments, agencies and units, for the purpose of promoting DarkPulse’s products, and pursuant to which DarkPulse will cross-promote the Company’s products and services, and the Company will be paid sales commissions for clients introduces to DarkPulse by the Company. As of December 31, 2018, the Company has not recognized any revenue or expenses related to this agreement. On October 19, 2017, the Company entered into an Addendum (the “Addendum”) to the Strategic Alliance Agreement with DarkPulse, pursuant to which Addendum the Company shall receive 20% of project revenue for DarkPulse’s “Five Deployments Eurasian Mining Project,” and 10% of project revenue for two additional DarkPulse agency agreements more specifically described in the Addendum. As of December 31, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On January 5, 2018, the Company entered into a Strategic Alliance Agreement with QBRICS, Inc. (“QBRICS"), a corporation organized under the laws of Delaware engaged in providing customized private blockchain platforms and solutions for governmental and non-governmental departments / agencies / units for the purpose of promoting QBRICS’s relevant capabilities, products and/or service solutions, and pursuant to which QBRICS will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with QBRICS, and delivered through the Company or a QBRICS-designated distribution affiliate or sales channel. As of December 31, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On January 4, 2018, the Company entered into a Strategic Alliance Agreement with AppGuard LLC (“AppGuard”), a corporation organized under the laws of Delaware engaged in providing anti-malware software for Windows devices, for the purpose of promoting AppGuard’s relevant capabilities, products and/or service solutions, and pursuant to which AppGuard will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with AppGuard, and delivered through the Company or a AppGuard-designated distribution affiliate or sales channel. As of December 31, 2018, the Company has recognized $1,666 in revenue and $738 in expenses related to the agreement.

On January 10, 2018, the Company entered into a Strategic Alliance Agreement with Fazync LLC (“Fazync”), a Colorado limited liability company engaged in providing energy-saving solutions and capabilities to the Critical Infrastructure/Key Resources arena, for the purpose of promoting Fazync’s relevant capabilities, products and/or service solutions, and pursuant to which Fazync will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with Fazync, and delivered through the Company or a Fazync-designated distribution affiliate or sales channel. As of December 31, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On February 15, 2018, the Company entered into a Strategic Alliance Agreement (the “DP Telecom Strategic Alliance Agreement”) with IEVOLV Ventures, Inc., a California corporation engaged in providing turnkey telecom services (“IEVOLV”), and with DP Telecom Inc., a Wyoming corporation engaged in providing telecommunications implementation support for turn-key vendors with a focus on electrical and ground-based projects while providing logistical management for strategic partners in the northern California market (“DP Telecom” and together with IEVOLV the “MAP Partners”), for the purpose of promoting the MAP Partners’ relevant capabilities, products and/or service solutions, and pursuant to which the MAP Partners will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 15%-20% of project net profit for clients introduced by the Company. As of December 31, 2018, the Company has not recognized any revenue or expenses related to this agreement.

Pursuant to the DP Telecom Strategic Alliance Agreement, the parties also agreed that the Company would make every reasonable effort to fund $200,000 to DP Telecom within 60 days pursuant to a Credit Agreement attached to the DP Telecom Strategic Alliance Agreement as Exhibit A (the “Credit Agreement”), which the MAP Partners and the Company would execute at closing of the funding (the “Closing”). At the Closing, (1) Bravatek was to fund DP Telecom $200,000, (2) DP Telecom was to execute a secured promissory note (the “Note”) and security agreement (the “Security Agreement”) in the forms attached as exhibits to the Credit Agreement, (3) IEVOLV was to execute a guaranty (the “Guaranty”) in the form attached as an exhibit to the Credit Agreement, (4) each of DP Telecom and IEVOLV were to pay Bravatek 20% of their net profits for a minimum of 6 months following the Closing, and (5) each of DP Telecom and IEVOLV were to grant the Company a right of first refusal to provide telecom services for all telecom projects that either DP Telecom or IEVOLV receive for a minimum of 6 months following Closing. On March 1, 2018, the Company remitted $25,000 to DP Telecom in exchange for a Promissory Note. Since the entire $200,000 was not funded, other than the issuance of the Promissory Note, the parties have not proceeded to Closing and executed the additional agreements that were to be executed at Closing. The Company and DP Telecom entered into a settlement agreement on October 8, 2018 whereby DP Telcom agreed to repay the $25,000 with weekly payments of $300. As of December 31, 2018, the company has received $2,100 of the outstanding settlement agreement.

On March 14, 2018, the Company entered into a Strategic Alliance Agreement with OrangeHook, Inc. (“OrangeHook”), a Florida corporation engaged in the business of providing identification authentication and credentialing software, for the purpose of promoting OrangeHook’s relevant capabilities, products and/or service solutions, and pursuant to which OrangeHook will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with OrangeHook, and delivered through the Company or a OrangeHook-designated distribution affiliate or sales channel. As of December 31, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On March 28, 2018, the Company entered into a Strategic Alliance Agreement with Center for Threat Intelligence, LLC (“Center”), a Washington limited liability company engaged in the business of providing critical threat intelligence training, for the purpose of promoting Center’s relevant capabilities, products and/or service solutions, and pursuant to which Center will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with Center, and delivered through the Company or a Center-designated distribution affiliate or sales channel. As of December 31, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On May 11, 2018, the Company entered into a Strategic Alliance Agreement with KP Consulting, a Guam-based systems integration consulting services business. Pursuant to the agreement, the Company will offer a business advisory role to KP Consulting for prospective clients in the private and public sectors. KP Consulting will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with KP Consulting. As of December 31, 2018, the Company has not recognized any revenue or expenses related to this agreement.

On June 26, 2018, the Company entered into a Strategic Alliance Agreement with AG Capital Management, LLP (“AG”), a Kazakhstan-based company engaged in the business of providing scalable integrated secure IT services focused on financial, security, commerce and other markets for the purpose to streamline secure low-cost transactions. Pursuant to the agreement, the Company will offer a business advisory role to KP Consulting for prospective clients in the private and public sectors. AG will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with AG. As of December 31, 2018, the Company has not recognized any revenue or expenses related to this agreement.

Joint Venture Agreements

Effective December 21, 2017, the Company entered into a Joint Venture Agreement (the “Agreement”) with DarkPulse Technologies, Inc. (“DarkPulse”), pursuant to which (1) the parties formed a joint venture limited liability company in Delaware to develop, market and sell products and services based on DarkPulse’s patented BOTDA DarkPulse technology (the “Technology”) to be owned 40% by the Company and 60% by Dark Pulse (the “JV”); (2) the Company would fund $10,000 in initial capital to the JV; and (3) and the JV would have a royalty-free non-exclusive license to use the Technology in the North America, Asia and European government, military and CI/KR (Critical Infrastructure / Key Resources) market segments. While DarkPulse has a controlling financial interest in the JV, the Company and DarkPulse jointly managed the JV, and any significant decisions and/or actions of the JV required the mutual consent of both parties. On January 25, 2018, our CEO was appointed to the Board of Directors of DarkPulse, and on February 5, 2018, he was also named Co-CEO of DarkPulse. Dr. Cellucci was terminated as co-CEO and Board Member of DarkPulse as of February 2019, which removes the significant influence aspect of the association with DarkPulse. Additionally, during the year ended December 31, 2018, the Company funded $89,450 to the JV and was the only party with a financial risk in the JV. Due to the termination of the relationship between our CEO and DarkPulse in 2019, the Company has recorded a loss for these funds in the amount of $89,450. On March 26, 2019, DarkPulse notified the JV that it was terminating the JV’s license to DarkPulse’s technology.

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

Note 12 – Subsequent Events

The Company has evaluated subsequent events from December 31, 2018, through the date of filing this Form 10K, and determined there are no other items to disclose other than those disclosed herein or below:

On January 3, 2019, the Company issued 10,000 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $5,500 portion of, the Company’s convertible promissory note issued to Adar on December 19, 2014.

On January 7, 2019, the Company entered into a Strategic Alliance Agreement with Optimized Fuel Technologies, a Wyoming corporation engaged in the business of of manufacturing and distributing Electric Vehicles, for the purpose of developing a joint Product Solution and Application Strategy whereby targeted markets, potential clients, and types of applications can be developed.

On January 17, 2019, the Company issued 51,811 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $7,409 portion of, the Company’s convertible promissory note issued to Adar on May 3, 2017.

On January 22, 2019, the Company issued 45,335 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $8,750 portion of principal and $11,741.51 of interest, the Company’s convertible promissory note issued to Carebourn on December 26, 2017.

On January 26, 2019, the Company issued 59,671 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $8,533 portion of, the Company’s convertible promissory note issued to Adar on May 3, 2017.

On March 25, 2019, the Company entered into a Strategic Alliance Agreement with MC Smart Controls, a Utah corporation engaged in the business of providing engineering, design, manufacturing, sales, marketing, and installation of irrigation controls, water flow sensors and IIOT (Industrial Internet of Things) technology, for the purpose developing and implementing joint Product Solution and Application Strategy for targeted markets, potential clients, and applications.

On March 26, 2019, the Company issued 42,937 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $6,058 portion of, the Company’s convertible promissory note issued to Adar on May 3, 2017.

On March 26, 2019, the Company issued 64,971 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $13,185 portion of, the Company’s convertible promissory note issued to Adar on May 3, 2017.

On March 26, 2019, the Company entered into a Non-Binding Letter of Intent with Superior Innovation Technology Capital to create a possible Joint Venture or Merger of Superior Innovation Technology and Bravatek.

On April 1, 2019, the Company entered into a Strategic Alliance Agreement with Cellcrypt, Inc, (Cellcrypt), a Delaware corporation engaged in the business of secure mobile communications for smartphones, tables, and desktop PCs and Macs that have and are being certified for US Government use for the purpose of promoting Cellcrypt’s products through Solutions for Enterprise-Wide Procurement (SEWP) Government-Wide Acquisition Contract (GWAC).

On April 8, 2019, the Company issued a convertible promissory note, with a face value of $105,000, maturing on April 8, 2020, and stated interest of 9% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowed trading prices quoted for the 20 days prior to conversion. The note contained an original issue discount of $5,000.

On April 22, 2019, the Company issued a convertible promissory note, with a face value of $41,345, maturing on April 22, 2019, and stated interest of 12% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowed trading prices quoted for the 20 days prior to conversion. The note contained an original issue discount of $5,325.

On April 30, 2019, the Company issued a convertible promissory note, with a face value of $16,100, maturing on April 30, 2020, and stated interest of 10% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowed trading prices quoted for the 20 days prior to conversion. The note contained an original issue discount of $2,100.

On May 3, 2019, the Company entered into a Strategic Alliance Agreement with Neotericon, LLC, a New Hampshire corporation engaged in the business of providing novel materials for use in energy generation and storage, substance detection and analysis, chemical manufacture, and secure identification of materials, for the purpose of developing a project-based channel for governmental and non-governmental departments, agencies, or units to promote Neotricon’s capabilities, products and/or service solutions.

On May 10, 2019, the Company entered into a Strategic Alliance Agreement with HS Today, a nonprofit, nonpartisan media outlet dedicated to informing and supporting the efforts of public, private, nonprofit, and academic organizations and practitioners engaged in homeland security mission, for the purpose of regularly featuring advertisements from the Company related to its cybersecurity software enterprise and consumer solutions.

On May 15, 2019, the Company issued a convertible promissory note, with a face value of $52,500, maturing on May 15, 2020 and stated interest of 8% to a third-party investor. The note is convertible at any time following the funding of the note into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the average of the three lowed trading prices quotes for 20 days prior to conversion.

On June 3, 2019, the Company entered into a Strategic Alliance Agreement with Emmet Harvest LLP, a corporation organized under the laws of Kazakhstan, engaged in the business of providing novel, higher yield metal-leaching processes, for the purpose of forming a project-based business partnership channel for governmental and non-governmental departments, agencies, or units to promote Emmet Harvest’s relevant products and/or service solutions.

Note 13 – Restatement of Previously Issued Financial Statements

Effective January 1, 2018, the Company acquired all of the issued and outstanding shares of HELPCOmm. Inc. (“HelpComm”), a telecom construction and services corporation located in Manassas, Virginia, in exchange for $25,000 of cash and 100,000 shares of Series D Convertible Preferred Stock (the “Acquisition”). On March 12, 2019, the Company and HelpComm entered into a Rescission, Settlement and Confidentiality Agreement with Mutual Releases, whereby the acquisition of HelpComm was fully rescinded effective retroactive to January 1, 2018. The Company has restated its previously issued December 31, 2017 financial statements. The adjustments to the previously issued financial statements reflect the following:

a) remove all transactions related to HelpComm

b) remove interest accrued in error on a settlement amount that was non-interest bearing

c) change value of derivative liability based on the Black-Scholes model

BRAVATEK SOLUTIONS, INC.
BALANCE SHEET
As of December 31, 2017

	As Previously
	Filed	Adjustments		As Restated

CURRENT ASSETS
Cash	$189,357	$-		$189,357
Accounts receivable	24,897	(14,897	)a	10,000
Prepaid expenses and other current assets	48,080	(25,019	)a	23,061
TOTAL CURRENT ASSETS	262,334	(39,916)		222,418

Property and equipment, net	21,634	-		21,634
Intangible assets, net	133,929	(86,027	)a	47,902

TOTAL ASSETS	$417,897	$(125,943)		$291,954

CURRENT LIABILITIES
Convertible notes payable, net of discounts	$797,797	$-		$797,797
Notes payable	830,788	-		830,788
Accounts payable and accrued liabilities	64,023	-		64,023
Accounts payable, related party	318,179	-		318,179
Accrued interest	335,258	(40,110	)b	295,148
Derivative liabilities	5,331,567	(1,489,356	)c	3,842,211
TOTAL CURRENT LIABILITIES	7,677,612	(1,529,466)		6,148,146

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series B preferred stock	26	-		26
Series C preferred stock	32	-		32
Common stock	5,385,977	-		5,385,977
Common stock to be issued	66,917	-		66,917
Additional paid in capital	17,370,682	920,975	c	18,291,657
Accumulated deficit	(30,083,349)	482,548	c	(29,600,801)
TOTAL STOCKHOLDERS' DEFICIT	(7,259,715)	1,403,523		(5,856,192)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$417,897	$(125,943)		$291,954

BRAVATEK SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
For the Nine Months Ended December 31, 2017

	As Previously
	Filed	Adjustments		As Restated

REVENUES
Sales, related party	$64,897	$(14,897	)a	$50,000
Cost of services	4,367	-		4,367
GROSS PROFIT (LOSS)	60,530	(14,897)		45,633

OPERATING EXPENSES
Selling expenses	9,150	-		9,150
General and administrative	691,703	(113,954	)a	577,749
Research and development	5,488	-		5,488
TOTAL OPERATING EXPENSES	706,341	(113,954)		592,387

OPERATING LOSS	(645,811)	(99,057)		(546,754)

OTHER INCOME (EXPENSES)
Interest expense	(363,000)	-		(363,000)
Interest expense related party	(7,965)	-		(7,965)
Gain on Settlement of interest	-	40,110	b	40,110
Loss on investment in joint venture	(25,000)	-		(25,000)
Other income	1,000	-		1,000
Loss on failed acquisition	-	(225,000	)a	(225,000)
Gain (loss) on fair value of derivatives	(8,603,969)	1,099,903	c	(7,504,066)
Gain (loss) on extinguishment of debt	63,727	-		63,727
Amortization of debt discount	(1,264,498)	137,099	c	(1,264,498)
TOTAL OTHER INCOME (EXPENSE), NET	(10,336,804)	1,052,112		(9,284,692)

NET LOSS	$(10,982,615)	$1,151,169		$(9,831,446)

BRAVATEK SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2017

	As Previously
	Filed	Adjustments		As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,982,615)	$1,151,169		$(9,831,446)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	197,430	(113,973	)a	83,457
Non-cash interest and fees	82,405	-		82,405
Bad debt expense	30,000	-	a	30,000
Loss on investment	25,000	200,000	a	225,000
(Gain) loss on extinguishment of debt	(63,727)	-		(63,727)
Amortization of debt discounts	1,401,597	(137,099	)c	1,264,498
Loss on fair value of derivatives	8,603,969	(1,099,903	)c	7,504,066
Stock issued for donation	-	25,000		25,000
Gain on settlement of interest	-	(40,110)		(40,110)
Changes in operating assets and liabilities:
Accounts receivable	(54,897)	14,897	a	(40,000)
Prepaid expenses and other current assets	(23,080)	19	a	(23,061)
Accounts payable and accrued liabilities	55,170	(136,850	)b	(81,680)
Accounts payable and accrued liabilities, related party	8,584	136,850		145,434
NET CASH USED IN OPERATING ACTIVITIES	(720,164)	-		(720,164)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in HelpComm acquisition	(25,000)	-		(25,000)
Investment in joint venture	(25,000)	-		(25,000)
Purchase of exclusivity	(307,520)	-		(307,520)
NET CASH USED IN INVESTING ACTIVITIES	(357,520)	-		(357,520)

CASH FLOWS FROM BY FINANCING ACTIVITIES
Issuances of notes payable for property and equipment
Payments of principal on notes and leases payable	(328,662)	-		(328,662)
Payments of principal on convertible notes payable	(268,782)	-		(268,782)
Proceeds from issuance of convertible debt, net	2,002,030	-		2,002,030
Proceeds from loan-related party	17,801	-		17,801
Bank overdraft	(820)	-		(820)
Repayment of loan-related party	(154,651)	-		(154,651)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,266,916	-		1,266,916

NET INCREASE IN CASH AND CASH EQUIVALENTS	189,232	-		189,232

CASH AND CASH EQUIVALENTS
Beginning of period	125	-		125

End of period	$189,357	$-		$189,357

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As described in the Company’s current report on Form 8-K filed on February 19, 2018, on February 18, 2019, the Company received notice that its former independent registered public accounting firm, D. Brooks and Associates CPA’s, P.A. (the “Former Accountant”) had resigned. The communication with the Former Accountant is described below. The Company’s Board of Directors received the notice from the Former Accountant, reviewed the information it received from the Former Accountant and made recommendations to the Company’s management. On February 18, 2019, the Company’s Board of Directors received a letter (the “February 18th Letter”) from the Former Accountant. The Company disagreed with the conclusions reached by the Former Accountant which included:

(i) That the Former Accountant was unable to rely on current management’s representations and that the Former Accountant believes that Company management failed to disclose pertinent and relevant information, of which they were aware, regarding the Company’s subsidiary, HelpComm, Inc., that existed at the time written representations were provided to the Former Accountant dated December 3, 2018; and (ii) That the Company may have committed an illegal act in the State of Virginia related to HelpComm’s failure to timely pay employees for work performed.

The reports of the Former Accountant on the Company’s financial statements for the two prior fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The reports did, however, include an explanatory paragraph about the uncertainty as to the Company’s ability to continue as a going concern.

During the Company’s two most recent fiscal years, there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their reports on the financial statements for such periods. During the subsequent interim period after the Company’s most recent fiscal year ended December 31, 2018, the Company and the Former Accountant disagreed regarding facts asserted and conclusions reached by the Former Accountant in its February 18th Letter. The Company authorized the Former Accountant to respond fully to the inquiries of the Company’s successor accountant concerning the subject matter of each of such disagreement.

On March 2, 2019, the Company engaged Haynie & Company (“Haynie”) of Littleton, Colorado, as its new independent registered public accounting firm. During the two most recent fiscal years, and prior to March 2, 2019 (the date of the new engagement), the Company had not consulted with Haynie regarding any of the following, except as described below:

(i) The application of accounting principles to a specific transaction, either completed or proposed (except as described below);

(ii) The type of audit opinion that might be rendered on the Company’s financial statements, and none of the following was provided to us: (a) a written report, or (b) oral advice that Haynie concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issue; or

(iii) Any other matter that was the subject of a disagreement between the Company and the Former Accountant or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively) (except as described below).

During February 2019, the Company did discuss with Haynie (i) the Company’s Current Report on Form 8-K filed on January 31, 2019, regarding non-reliance on the Company’s financial statements in the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018; and (ii) the Company’s Current Report on Form 8-K filed on February 19, 2019, regarding the resignation of the Company’s prior independent accountant. The Company discussed these matters with Haynie so that they would understand the outstanding issues and the scope of the Company’s potential engagement of Haynie, and Haynie expressed no views orally or in writing regarding those issues.

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

Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, based upon the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that the Company's internal controls over financial reporting were not effective as of December 31, 2018.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10K.

Except as disclosed herein, there was no significant change in the Company's internal control over financial reporting during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On January 3, 2019, the Company issued 10,000 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $5,500 portion of, the Company’s convertible promissory note issued to Adar on December 19, 2014.

On January 17, 2019, the Company issued 51,811 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $7,409 portion of, the Company’s convertible promissory note issued to Adar on May 3, 2017.

On January 22, 2019, the Company issued 45,335 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $8,750 portion of principal and $11,741.51 of interest, the Company’s convertible promissory note issued to Carebourn on December 26, 2017.

On January 26, 2019, the Company issued 59,671 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $8,533 portion of, the Company’s convertible promissory note issued to Adar on May 3, 2017.

On March 26, 2019, the Company issued 42,937 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $6,058 portion of, the Company’s convertible promissory note issued to Adar on May 3, 2017.

On March 26, 2019, the Company issued 64,971 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $13,185 portion of, the Company’s convertible promissory note issued to Adar on May 3, 2017.

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

Name	Age	Position	Director or Officer Since
Dr. Thomas A. Cellucci	61	Chief Executive Officer Director	June 17, 2014 March 27, 2014

Deborah King	59	Director CFO	March 16, 2015 August 6, 2015

Charles Brooks	62	Director	March 16, 2015

Hans Holmer	58	Director	September 1, 2015

Biographical Information

Dr. Thomas A. Cellucci - Dr. Thomas A. Cellucci (“Dr. Cellucci”) currently serves as the Chief Executive Officer and a Director of the Company. Additionally, from 1999 to the present, Dr. Cellucci serves as the Chairman and CEO of Cellucci Associates, a high-tech marketing firm focused on developing business and marketing plans for worldwide high-tech firms. Cellucci was appointed a Board member and co-CEO of DarkPulse Technologies in 2018. Dr. Cellucci was terminated as co-CEO and Board Member in February 2019. In 2017, he was elected the Chairman of the Board of Trustees of Eurasian Technological University in Almaty, Kazakhstan. He has been a member of the International Science and Commercialization Board for the World Bank since 2016. He is also the author or coauthor of 25 books and over 192 technical and business articles.

From 2013 to the present, Dr. Cellucci serves as the Executive Director at AGVE (Alliance for Government Virtual Engagements) located in Washington DC. AGVE is a nonprofit dedicated to fostering technology focused bridges, best practices and communications between government and the private sector to enable high performance/price business operations for government. He was also the Founding and Managing Partner of Union Core Technology Partners, a private equity fund.

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

During his tenure as the Chief Commercialization Officer, in 2010 Dr. Cellucci was also appointed as the Director of the Office of Public Private Partnerships, which oversees the Long-Range Broad Agency Announcement (LRBAA) procurement process, Office of SAFETY Act Implementation (OSAI), Small Business Innovation Research (SBIR) Office as well as the Commercialization Office. At this same time, Dr. Cellucci was also named Executive Director of the Research and Development (R&D) Partnerships Group responsible to leverage the billions of dollars in assets and the expertise of more than 1300 team members through the group’s investments in national labs, universities, international partners, the private sector and government interagency partners to develop technologies and products for the Homeland Security Enterprise (HSE).

Dr. Cellucci earned a PhD in Physical Chemistry from the University of Pennsylvania, an MBA from Rutgers University and a BS in Chemistry from Fordham University. He has also attended and lectured at executive programs at the Harvard Business School, MIT Sloan School, Kellogg School and others.

Between 1978 and 1991 Dr. Cellucci was Chemistry Lecturer at Fordham University, the University of Pennsylvania, and Princeton University, as well as Professor of Physics and Laser/ElectroOptic Technology at Camden County College. Since 2017, Cellucci holds the special rank of Honorary Professor (Endowed Chair) at two major universities in both business and technology.

Deborah King (a/k/a Debbie King) - Ms. King possesses over 25 years of entrepreneurial leadership experience and has served as a business and financial advisor to a number of firms in her career. She currently serves as the Business Manager to a privately held firm in Dallas, Texas, and brought a unique set of skills to her position including financial, operations, and business management. Ms. King has assisted a number of firms in business startup, acquisition, expansion, and reorganization. She possesses a diverse skill set that allows a broad perspective of business financial and operations management. Ms. King's background as an accountant has allowed her to serve numerous firms in various industries in optimizing profit outputs and streamlining business practices. She is a strong-minded and focused individual that utilizes her education and experience to assist in analyzing, identifying and implementing operational changes to increase efficiency and profits. Ms. King possesses a broad knowledge in financial, legal and business tax applications.

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

Hans Holmer - Mr. Holmer is a retired CIA officer with extensive experience in strategic cyber issues. His experience in nation state intelligence collection and corporate defense goes back nearly 20 years and his engagement with the interface of humans and technology goes back to 1973. He spent over half of his career overseas and served on every continent except South America. Among other awards, Mr. Holmer has received the CIA Intelligence Star “in recognition of his especially valorous performance of duty.”

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth, for the year indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company's chief executive officer, chief financial officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Name and principal position	For the Year Ending December 31,	Salary $	Stock Options $	Option Awards $	Total $
Dr. Thomas A Cellucci, CEO & Director (1)	2018	168,000	0	2,333,140	2,501,140
	2017	126,000	0	0	126,000

Deborah King, CFO, & Director (2)	2018	72,000	0	0	72,000
	2017	47,000	0	0	47,000

_________

(1)

Dr. Cellucci was named CEO of the Company on June 17, 2014. Pursuant to Dr. Cellucci’s employment agreement, as amended, the Company currently accrues compensation of $12,500 per month for his services as CEO of the Company. The Company also accrues $1,500 a month to Dr. Cellucci as reimbursement for health and dental insurance costs. On March 27, 2015, Dr. Cellucci was granted a warrant to purchase 1 share of the Company's common stock at a $7,500,000 per share exercise price, exercisable on a cashless basis, having a term of 5 years, and vested immediately on March 27, 2015. As of December 31, 2018, the Company owed Dr. Cellucci $367,432 (included in accounts payable, related party on the December 31, 2017, balance sheet presented herein) for the expensed but unpaid part of the above reported compensation.

(2)	Ms. King was named CFO of the Company on August 6, 2015. Pursuant to Ms. King’s consulting agreement, as amended, the Company currently compensates Ms. King for her services as CFO of the Company at $6,000 per month.

Option Grants in Last Fiscal Year

The Company did not issue any options during the year ended December 31, 2018.

Compensation Agreements

Dr. Thomas Cellucci’s Employment Agreement with the Company, as amended, includes compensation of $12,500 per month for his services as Chief Executive Officer and $1,500 in health insurance reimbursements. On March 27, 2015, Dr. Cellucci was granted a warrant to purchase 1 share of the Company's common stock at a $7,500,000 per share exercise price, exercisable on a cashless basis, having a term of 5 years, and vesting immediately on March 27, 2015. As of December 31, 2018, the Company owed Dr. Cellucci $367,432 (included in accounts payable, related party on the December 31, 2018, balance sheet presented herein) for the expensed but unpaid part of the above reported salary.

Debbie King’s Employment Agreement with the Company, as amended, includes compensation of $6,000 per month for her services as Chief Financial Officer. As of December 31, 2018, the Company owed Debbie King $0.00 (included in accounts payable, related party on the December 31, 2018, balance sheet presented herein) for the expensed but unpaid part of the above reported amounts.

Director Compensation

Our Board of Directors is comprised of Dr. Cellucci, Messrs. Brooks and Holmer and Ms. King. The compensation of Dr. Cellucci and Ms. King is disclosed in the Executive Compensation table, and Dr. Cellucci and Ms. King were not compensated separately for their services as directors. The following table provides summary information concerning compensation awarded to, earned by, or paid to our other directors for all services rendered to the Company in all capacities for the year ended December 31, 2018.

Name and Principal	Fees Earned and Paid in	Stock	Options
Position	Cash ($)	Awarded ($)	Awarded ($)	Total ($)

Charles Brooks (1)	-0-	-0-	-0-	-0-
Hans Holmer (2)	-0-	-0-	-0-	-0-

_________

(1) Charles Brooks was appointed Director on March 16, 2015

(2) Hans Holmer was appointed Director on September 1, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan

As disclosed on Form 8-K filed with the Securities and Exchange Commission on April 20, 2011, on April 12, 2011, subject to shareholder approval, the Board of Directors of Bravatek, Inc. (the “Company”) approved the adoption of the Bravatek, Inc. Stock Compensation Program (the “Program”) under which 540 shares have been reserved for purposes of possible future issuance of incentive stock options, nonqualified stock options, and restricted stock grants to employees, directors and certain key individuals. On April 15, 2011, pursuant to a written consent in lieu of a meeting, a majority of the Company's shareholders approved the Program. The purpose of the Program is to attract and retain key employees, consultants and other persons, and to provide such key individuals with an additional incentive to contribute to the success of the Company. In order to maintain flexibility in the award of stock benefits, the Program constitutes a single “omnibus” plan, but is composed of three parts. The first part is the Incentive Stock Option Plan (“Incentive Option Plan) which provides grants of incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended. The second part is the Nonqualified Stock Option Plan (“Nonqualified Option Plan”) which provides grants of nonqualified stock options. The third part is the Restricted Shares Plan (“Restricted Plan”) which provides grants of restricted shares of Company common stock. The Incentive Option Plan, the Nonqualified Option Plan and the Restricted Plan respectively comprise Plan I, Plan II, and Plan III of the Program. The foregoing description of the Program is qualified in its entirety by reference to the Bravatek, Inc. Stock Compensation Program which was filed as Exhibit 10.9 to Form 8-K filed with the Securities and Exchange Commission on April 20, 2011. The chart below identifies information with respect to the Stock Compensation Plan:

The following table sets forth, as of June 6, 2019, the number of securities approved and available for future issuances under the Company's Stock Compensation Program.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted average exercise price of outstanding options, warrants	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1	$11,030,000	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	1	$11,030,000	-0-

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding the beneficial ownership of our voting securities (Common Stock and Series C Preferred Stock) as of June 6, 2019, of (i) each person known to us to beneficially own more than 5% of our stock, (ii) our directors, (iii) each named executive officer, and (iv) all directors and named executive officers as a group. As of June 6, 2019, there were a total of 1,363,3154 shares of Common Stock issued and outstanding and 319,768 shares of Series C Preferred Stock issued and outstanding.

The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which a person or entity has sole or shared voting power or investment power plus any shares which such person or entity has the right to acquire within sixty (60) days of April 30, 2018, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity, and the address of each of the stockholders listed below is: c/o Bravatek Solutions, Inc. 2028 E. Ben White Blvd, Suite 2402835, Austin, Texas 78741.

Title of Class	Name and Address	Number of Shares Beneficially Owned		Percent of Class (1)
Common Stock	Dr. Thomas A. Cellucci, CEO & Director	0	(2)	*%

Common Stock	Debbie King, CFO & Director	0	(3)	*%

Common Stock	Chuck Brooks, Director	0	(3)	*%

Common Stock	Hans Holmer, Director	0	(3)	*%

Common Stock	All Directors and Officers as a Group	0		*%

Series C Preferred Stock	Dr. Thomas A. Cellucci, CEO & Director	22		70%

Series C Preferred Stock	All Directors and Officers as a Group	22		70%

________

* Less than 0.01%

(1)

Applicable percentages of ownership are based on 875,807 shares of our Common Stock and 31 shares of Series C Preferred Stock issued and outstanding as of June 11, 2019. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our Common Stock issuable upon the exercise of stock options exercisable, or convertible securities convertible, currently or within 60 days of June 11, 2019, are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person's percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Dr. Cellucci owns 0 shares of Common Stock, however, his Series C Preferred Stock is convertible into 0 shares of Common Stock. Each share of Series C Preferred stock entitles the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company. Dr. Cellucci has pledged his Series C Preferred Stock as collateral for certain of the issued convertible notes of the Company.

(3)	Includes 0 shares of Common Stock issuable pursuant to vested stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

The Company issued multiple unsecured notes payable from June 27, 2015 to March 31, 2017, to the Company’s CEO, for amounts received by the Company, or paid by the CEO, on behalf of the Company. For the nine months ended December 31, 2017, the CEO advanced to the Company or made payments on behalf of the Company of $17,801, and the Company repaid the CEO $154,651. The notes carried interest at 10% per annum and were due on demand. As of December 31, 2018, and 2017, the principal balance of the notes was $0 and $0, respectively.

Effective December 21, 2017, the Company entered into a Joint Venture Agreement (the “Agreement”) with DarkPulse Technologies, Inc. (“DarkPulse”), pursuant to which (1) the parties formed a joint venture limited liability company in Delaware to develop, market and sell products and services based on DarkPulse’s patented BOTDA DarkPulse technology (the “Technology”) to be owned 40% by the Company and 60% by Dark Pulse (the “JV”); (2) the Company would fund $10,000 in initial capital to the JV; and (3) and the JV would have a royalty-free non-exclusive license to use the Technology in the North America, Asia and European government, military and CI/KR (Critical Infrastructure / Key Resources) market segments. While DarkPulse has a controlling financial interest in the JV, the Company and DarkPulse jointly managed the JV, and any significant decisions and/or actions of the JV required the mutual consent of both parties. On January 25, 2018, our CEO was appointed to the Board of Directors of DarkPulse, and on February 5, 2018, he was also named Co-CEO of DarkPulse. Dr. Cellucci was terminated as co-CEO and Board Member of DarkPulse as of February 2019, which removes the significant influence aspect of the association with DarkPulse. Additionally, during the year ended December 31, 2018, the Company funded $89,450 to the JV and was the only party with a financial risk in the JV. Due to the termination of the relationship between our CEO and DarkPulse in 2019, the company has recorded a loss for these funds in the amount of $89,450.

There were no other material transactions, or series of similar transactions, during our Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer's total assets at yearend for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

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

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing. The Company's board of directors may not find independent a director who:

1. is an employee of the company or any parent or subsidiary of the company;

2. accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company's securities; (c) compensation paid to a family member who is a nonexecutive employee of the company (d) benefits under a tax qualified retirement plan or nondiscretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3. is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4. is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient's gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company's securities or (b) payments under nondiscretionary charitable contribution matching programs; and

5. is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or is, or has a family member who is, a current partner of the company's outside auditor, or was a partner or employee of the company's outside auditor who worked on the company's audit.

Based upon the foregoing criteria, our Board of Directors has determined that Dr. Cellucci (Chief Executive Officer and President) and Ms. King (Chief Financial Officer) are not independent directors under these rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The fees billed by D. Brooks and Associates CPAs, P.A. for audit of the Company’s annual financial statements were $70,525 and $85,000 for the year ended December 31, 2018 and for the year ended December 31, 2017, respectively.

The fees billed by Haynie & Company for audit of the Company’s annual financial statements were $45,000 and $45.000 for the year ended December 31, 2018 and for the year ended December 31, 2017, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee's Preapproval Policies and Procedures

The Company does not have an audit committee per se. The current board of directors’ functions as the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(b) Exhibits.

Number	Description
3.1	Articles of Incorporation (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.2	Bylaws (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

3.4	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.5	Certificate of Designation of Series C Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.6	Articles of Amendment to Articles of Incorporation (changing the Company’s name) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

3.7	Articles of Amendment to Articles of Incorporation (increasing the Company’s authorized common stock) (incorporated by reference to our Current Report on Form 8-K filed on June 6, 2016)

3.8	Articles of Amendment to Articles of Incorporation (amending the Designation of the Series C Preferred Stock) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

10.1	Commodity Classification Document (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

10.2	Director Agreement and Restricted Shares Agreement dated March 27, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

10.3	Employment Agreement and Restricted Shares Agreement dated June 16, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on June 18, 2014)

10.4	Amendments to Employment Agreement and Restricted Shares Agreement with Thomas Cellucci (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2016)

10.5	Asset Purchase Agreement with Dependable Critical Infrastructure, Inc. dated June 2, 2015 (incorporated by reference to our Form 8-K filed on June 9, 2015)

10.6	Settlement Agreement with Global Capital Corporation dated June 10, 2015 (incorporated by reference to our Form 8-K filed on June 16, 2015)

10.7	Settlement Agreement with MicroTech Industries, Ltd., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

10.8	Settlement Agreement with Whonon Trading S.A., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

10.9	Consulting Agreement dated December 1, 2015, with Debbie King (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.10	Amendment to Consulting Agreement dated March 1, 2016, with Debbie King (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.11	Director Agreement and Nonqualified Stock Option Agreement dated July 23, 2015, with Debbie King (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.12	Director Agreement and Nonqualified Stock Option Agreement dated July 23, 2015, with Charles Brooks (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.13	Director Agreement and Nonqualified Stock Option Agreement dated August 26, 2015, with Hans Holmer (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.14	Reseller Agreement with i3 Integrative Creative Solutions, LLC, dated April 17, 2017 (incorporated by reference to our Form 8-K filed on April 18, 2017)

10.15	Strategic Alliance Agreement with Mile High Construction dated June 2, 2017 (incorporated by reference to our Form 8-K filed on June 2, 2017)

10.16	Strategic Alliance Agreement with HelpComm dated June 6, 2017 (incorporated by reference to our Form 8-K filed on June 7, 2017)

10.17	Letter of Intent with HelpComm dated September 20, 2017 (incorporated by reference to our Form 8-K filed on September 21, 2017)

10.18	Stock Purchase Agreement to Acquire HelpComm dated October 25, 2017 (incorporated by reference to our Form 8-K filed on October 25, 2017)

10.19	Joint Venture Agreement with DarkPulse Technologies, Inc. dated December 21, 2017 (incorporated by reference to our Form 8-K filed on December 28, 2017)

10.20	Joint Venture Agreement with The Go Eco Group, dated December 21, 2017 (incorporated by reference to our Form 8-K filed on December 29, 2017)

10.21

Amended and Restated Stock Purchase Agreement dated January 12, 2018 and effective January 1, 2018, by and among Bravatek Solutions, Inc. and Johnny Bolton and Jonathan Bolton (incorporated by reference to our Form 8-K filed on January 24, 2018)

10.22	Articles of Amendment Designating the Series D Preferred Stock filed January 12, 2018 (incorporated by reference to our Form 8-K filed on January 24, 2018)

10.24	Joint Venture Agreement with IEVOLV Ventures, Inc. dated February 15, 2018 (incorporated by reference to our Form 8-K filed on February 16, 2018)

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed July 13, 2010)

31.1*	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002

31.2*	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002

32.1*	Certification of CEO pursuant to Section 906 of the SarbanesOxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of CFO pursuant to Section 906 of the SarbanesOxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

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

BRAVATEK SOLUTIONS, INC.

Date: June 11, 2019	By:	/s/ Thomas Cellucci
Thomas Cellucci
Chairman and Chief Executive Officer

Date: June 11, 2019	By:	/s/ Debbie King
Debbie King
Chief Financial Officer and Director

Date: June 11, 2019	By:	/s/ Charles Brooks
Charles Brooks
Director

Date: June 11, 2019	By:	/s/ Hans Holmer
Hans Holmer
Director

