Form 10-Q
period 2019-03-31
Bravatek Solutions, Inc.
filed 2019-06-25
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

866-204-6703

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of June 24, 2019, the Company had 1,363,315 issued and outstanding shares of common stock.

BRAVATEK SOLUTIONS, INC.

BRAVATEK SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS
Cash	$-	$14,094
Accounts receivable, net	-	27,836
Prepaid expenses and other current assets	59,805	70,126
TOTAL CURRENT ASSETS	59,805	112,056

Property and equipment, net	10,332	12,591
TOTAL ASSETS	$70,137	$124,647

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$11,432	$-
Convertible notes payable, net of discounts	1,632,466	1,415,845
Notes payable	830,788	830,788
Accounts payable and accrued liabilities	279,649	225,721
Accounts payable, related party	420,005	367,432
Accrued interest	459,503	416,646
Derivative liabilities	3,556,075	5,540,889
TOTAL CURRENT LIABILITIES	7,189,918	8,797,321

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Series A convertible preferred stock (5,000,000 shares authorized; par value $0.0001, -0- shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	-	-
Series B preferred stock (350,000 shares authorized; par value $0.0001, 264,503 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	26	26
Series C preferred stock (1,000,000 shares authorized; par value $0.0001, 319,768 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	32	32
Series D preferred stock (60,000 shares authorized; par value $0.0001, -0- shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	-	-
Series E preferred stock (1 share authorized; par value $0.0001, 1 share issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	-	-
Common stock (10,600,000,000 shares authorized; no par value; 1,321,650 and 986,667 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	6,757,310	6,668,410
Common stock to be issued (1,221 shares issuable at March 31, 2019 and December 31, 2018, respectively)	66,917	66,917
Additional paid in capital	22,417,732	22,186,887
Accumulated deficit	(36,361,798)	(37,594,946)
TOTAL STOCKHOLDERS' DEFICIT	(7,119,781)	(8,672,674)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$70,137	$124,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAVATEK SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018
		(restated)
REVENUES
Sales, other	$620	$-
Sales, related party	85,750	24,837
Total sales	86,370	24,837
Cost of services	194	2,314
GROSS PROFIT	86,176	22,523

OPERATING EXPENSES
Selling expenses	5,277	10,300
General and administrative	209,867	230,082
Research and development	-	10,000
TOTAL OPERATING EXPENSES	215,144	250,382

OPERATING LOSS	(128,968)	(227,859)

OTHER INCOME (EXPENSES)
Interest expense	(57,916)	(49,635)
Loss on investment in joint venture	-	(20,000)
Other income	(31,609)	1,505
Loss on rescinded acquisition	-	(150,000)
Gain (loss) on fair value of derivatives	1,753,969	13,770
Gain (loss) on extinguishment of debt	-	(20,000)
Amortization of debt discount	(302,328)	(614,096)
TOTAL OTHER INCOME (EXPENSE), NET	1,362,116	(838,456)

NET INCOME (LOSS)	$1,233,148	$(1,066,315)

EARNINGS (LOSS) PER SHARE BASIC
Basic	$1.06	$(1.26)
Diluted	$0.12	$(1.26)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,168,073	844,722
Diluted	10,034,698	844,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAVATEK SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Three Months Ended March 31, 2019 and 2018

(unaudited)

	Series B		Preferred Stock Series C		Series E		Common Stock		Common Stock to be issued		Additional Paid	Retainted	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2018	264,503	$26	319,768	$32	1	$-	986,667	$6,668,410	1,221	$66,917	$22,186,887	$(37,594,946)	$(8,672,674)

Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	328,909	88,900	-	-	-	-	88,900
Round up shares for reverse stock split	-	-	-	-	-	-	6,074	-	-	-	-	-	-
Reclassification of derivative liabilities upon conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	230,845	-	230,845
Net income for the three months ended March 31, 2019	-	-	-	-	-	-	-	-	-	-	-	1,233,148	1,233,148
Balance, March 31, 2019	264,503	$26	319,768	$32	1	$-	1,321,650	$6,757,310	1,221	$66,917	$22,417,732	$(36,361,798)	$(7,119,781)

Balance, December 31, 2017	264,503	$26	319,768	$32	-	$-	804,068	$5,385,977	1,221	$66,917	$18,291,657	$(29,600,801)	$(5,856,192)

Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	71,739	711,663	-	-	-	-	711,663
Reclassification of derivative liabilities upon conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	894,632	-	894,632
Net loss for the three months ended March 31, 2018	-	-	-	-	-	-	-	-	-	-	-	(1,066,315)	(1,066,315)

Balance, March 31, 2018	264,503	$26	319,768	$32	-	$-	875,807	$6,097,640	1,221	$66,917	$19,186,289	$(30,667,116)	$(5,316,212)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAVATEK SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,233,148	$(1,066,315)
Adjustments to reconcile net income (loss) to net cash used in operations:
Amortization and depreciation	2,259	80,049
Loss on rescinded acquisition	-	150,000
Loss on extinguishment of debt	-	20,000
Amortization of debt discounts	302,328	614,096
(Gain) on fair value of derivatives	(1,753,969)	(13,770)
Loss on investment in joint venture	-	20,000
Changes in operating assets and liabilities:
Accounts receivable	27,836	(14,837)
Prepaid expenses and other current assets	10,321	(21,889)
Accounts payable and accrued liabilities	111,678	37,093
Accounts payable and accrued liabilities, related party	52,573	1,210
NET CASH USED IN OPERATING ACTIVITIES	(13,826)	(194,363)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in HelpComm acquisition	-	(150,000)
Investment in joint venture	-	(20,000)
Purchase of exclusivity rights	-	(29,880)
NET CASH USED IN INVESTING ACTIVITIES	-	(199,880)

CASH FLOWS FROM BY FINANCING ACTIVITIES
Bank overdraft	11,432	-
Payments of principal on convertible notes payable	(11,700)	(4,500)
Proceeds from issuance of convertible debt , net	-	254,525
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(268)	250,025

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,094)	(144,218)

CASH AND CASH EQUIVALENTS
Beginning of period	14,094	189,357
End of period	$-	$45,139

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$24,566
Cash paid for income taxes	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued in settlement of debt and interest on convertible debt	$88,900	$711,663
Original issue discounts	$-	$34,000
Original debt discount against derivative liabilities	$-	$204,000
Initial value of derivative liabilities	$-	$355,358
Reclassification of derivatives upon conversion of convertible debt	$230,845	$894,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

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

In December 2017, the Company entered into a Joint Venture Agreement (the “Agreement”) with DarkPulse Technologies, Inc. (“DarkPulse”), pursuant to which the parties formed a joint venture limited liability company in Delaware to develop, market and sell products and services based on DarkPulse’s patented BOTDA DarkPulse technology (the “Technology”) to be owned 40% by the Company and 60% by Dark Pulse (the “JV”).  During the year ended December 31, 2018, the Company funded $89,450 to the JV which was written off in in its entirety at December 31, 2018.

In January of 2018, the Company acquired HelpComm, Inc., a Virginia corporation engaged in the provision of telecom services. These telecom services include cellular tower mapping and audits, ground audits, civil equipment installation, cellular site decommissioning, 3G/4G/5G installations, project/construction management, battery installation and maintenance, shelter and compound preventative maintenance, site cleanup, and other related services. On March 12, 2019, the Company and HelpComm entered into a Rescission, Settlement and Confidentiality Agreement with Mutual Releases; whereby the acquisition of HelpComm was fully rescinded as of January 1, 2018 resulting in a loss on rescinded acquisition of $150,000.

Basis of Presentation

The unaudited condensed consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses, an accumulated deficit of $36,361,798 and has a working capital deficit of $7,130,113 as of March 31, 2019, which raises substantial doubt about its ability to continue as a going concern.

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

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

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

Advertising and Promotion

The Company expenses advertising costs as incurred. Advertising expenses for three months ended March 31, 2019 and 2018 was $5,277 and $10,300, respectively.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2019, and December 31, 2018, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

BRAVATEK SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(unaudited)

Fair Value of Financial Instruments

At March 31, 2019 and December 31, 2018, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value
	As of	Fair Value Measurements at
	March 31,	March 31, 2019
Description	2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$3,556,075	$-	$-	$3,556,075

	Fair Value
	As of	Fair Value Measurements at
	December 31,	December 31, 2018
Description	2018	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$5,540,889	$-	$-	$5,540,889

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (" Topic 606 "), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the "modified retrospective" transition method for open contracts for the implementation of Topic 606. The Company had no significant post-delivery obligations; therefore, this new standard did not result in a material recognition of revenue on the Company’s accompanying financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

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

Basic and Diluted Earnings Per Share

As of March 31, 2019, and 2018, there were warrants and options to purchase 2 and 2 shares, respectively, of common stock and the Company’s outstanding convertible debt is convertible into approximately 8,866,625 and 253,403 shares, respectively, of common stock. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the three months ended March 31, 2018, these amounts are not included in the computation of dilutive loss per share because their impact is antidilutive because of the net loss incurred. The following table illustrates the computation of basic and diluted EPS for the three months ended March 31, 2019:

	For the Three Months ended March 31, 2019
	Net Income (Loss)	Shares	Per Share Amount
Basic EPS
Income (loss) available to stockholders	$1,233,148	1,168,073	$1.06
Effect of Dilutive Securities
Convertible debt		8,866,625	-
Dilute EPS
Income (loss) available to stockholders plus
assumed conversions		10,034,698	$0.12

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting , which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) . ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements as the Company did not have any lease arrangements that were subject to this new pronouncement.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Related Party Transactions

As of March 31, 2019, and December 31, 2018, included in accounts payable - related party is $420,005 and $367,432, respectively, for amounts owed to the Company’s CEO.

For the three months ended March 31, 2019, the Company recognized revenue from DarkPulse Technology Holdings Inc., a former joint venture partner, of $85,750 which is included in Sales, related party on the financial statements.  For the three months ended March 31, 2018, the Company recognized revenue from Mile High Construction, a former joint venture partner, $24,837 which is included in Sales, related party on the financial statements.

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

Note 4 - Property and Equipment, Net

Property and equipment consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018

Office equipment	$48,056	$48,056
Computer equipment	26,034	26,034
Vehicles	35,608	35,608
	109,698	109,698
Less accumulated depreciation	(99,366)	(97,107)
Property and equipment, net	$10,332	$12,591

Depreciation expense for the three months ended March 31, 2019 and 2018 was $2,259 and $2,267, respectively.

Note 5 – Intangible Assets, Net

Intangible assets consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Exclusivity rights	$-	$137,900
Software	60,362	60,362
	60,362	198,262
Less accumulated amortization	(60,362)	(198,262)
Intangible assets, net	$-	$-

Intangible assets are being amortized as follows: Exclusivity rights - 12 months; and Software – 36 months.

Amortization expense for the three months ended March 31, 2019 and 2018 was $0 and $77,782, respectively.

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

Note 6 – Notes Payable

Notes payable consisted of the following at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Notes issued from May 18, 2010 to June 27, 2013 (A)	$400,000	$400,000
Notes issued from December 18, 2012 to May 30, 2013 (B)	199,960	199,960
Notes issued from July 12, 2013 to June 16, 2014 (C)	230,828	230,828
Total notes payable	$830,788	$830,788

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

On June 15, 2015, Company entered into a Settlement Agreement and Partial Waiver and Release (the "Settlement Agreement") with Global. Global owned 2,377,500 shares of the Company's Series A Convertible Preferred Stock and is the holder of outstanding promissory notes in the original principal amount of $558,500, with accrued interest thereon due to Global of approximately $267,960 (the "Global Notes") immediately prior to the Settlement Agreement. Pursuant to the Settlement Agreement, Global agreed to (1) waive interest due of $267,960 under the Global Notes and $158,500 of principal, such that only $400,000 of principal and interest would be considered outstanding as of the settlement agreement date, and (2) immediately return all of the Preferred Stock to the Company for cancellation, in consideration for the Company issuing 856 shares of common stock to Global. As of June 15, 2015, the note is payable on demand as part of the Settlement Agreement. As of March 31, 2019, and December 31, 2018, the note balance was $400,000.

(B) The Company issued five notes from December 18, 2012 to May 30, 2013 totaling $199,960 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from December 18, 2014 through May 30, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no change in original terms of the agreements. The notes payable was again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement. As of March 31, 2019, and December 31, 2018, the note balance was $199,960 and the notes are currently in default.

(C) The Company issued six notes from July 12, 2013 to June 16, 2014, totaling $230,828 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from July 12, 2014 through June 16, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no other changes in original terms of the agreements. The notes payable was again extended on August 6, 2015, through January 1, 2016, with no other changes in original terms of the agreements. As of March 31, 2019, and December 31, 2018, the note balance was $230,828 and the notes are currently in default.

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

Note 7 – Convertible Notes Payable

Convertible notes payable consisted of the following at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Issued on December 19, 2014 for $156,000; accrues interest at 8% per annum; due December 19, 2015 (in default); convertible at 68% of the lowest closing price 20 days prior to conversion	$129,871	$135,371
Issued on May 1, 2017 for $50,000; accrues interest at 8% per annum; due May 1, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	50,000	50,000
Issued on May 1, 2017 for $50,000; accrues interest at 8% per annum; due May 1, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	50,000	50,000
Issued on May 1, 2017 for $17,500; accrues interest at 8% per annum; due May 1, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	17,500	17,500
Issued on May 1, 2017 for $25,000; accrues interest at 8% per annum; due May 1, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	25,000	25,000
Issued on May 3, 2017 for $29,700; accrues interest at 8% per annum; due May 3, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	16,515	29,700
Issued on May 3, 2017 for $25,300; accrues interest at 8% per annum; due May 3, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	25,300	25,300
Issued on May 3, 2017 for $22,000; accrues interest at 8% per annum; due May 3, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	-	22,000
Issued on June 8, 2017 for $140,750; accrues interest at 8% per annum; due June 8, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	140,750	140,750
Issued on June 8, 2017 for $140,750; accrues interest at 8% per annum; due June 8, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	140,750	140,750
Issued on December 26, 2017 for $120,750; accrues interest at 12% per annum; due June 26, 2018 (in default); convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	-	8,750
Issued on January 26, 2018 for $184,000; accrues interest at 10% per annum; due January 26, 2019; convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	150,000	150,000
Issued on April 2, 2018 for $45,000; accrues interest at 12% per annum; due October 2, 2018 (in default); convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	45,000	45,000
Issued on May 11, 2018 for $215,000; accrues interest at 12% per annum; due May 11, 2019; convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	215,000	215,000
Issued on June 21, 2018 for $184,000; accrues interest at 12% per annum; due June 21, 2019; convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	163,000	163,000
Issued on November 9, 2018 for $241,500; accrues interest at 10% per annum; due May 9, 2019; convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	202,800	214,500
Issued on December 4, 2018 for $54,500; accrues interest at 10% per annum; due June 4, 2019; convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	54,500	54,500
Issued on November 7, 2017 for $120,750; accrues interest at 10% per annum; due May 1, 2018 (in default); convertible at 60% of the lowest closing price 20 days prior to conversion	105,750	105,750
Issued on January 29, 2018 for $84,525; accrues interest at 10% per annum; due January 29, 2019; convertible at 60% of the lowest closing price 20 days prior to conversion	59,953	84,525
Issued on April 8, 2018 for $34,500; accrues interest at 10% per annum; due April 8, 2019; convertible at 60% of the lowest closing price 20 days prior to conversion	34,500	34,500
Issued on May 22, 2018 for $52,969; accrues interest at 10% per annum; due May 22, 2019; convertible at 60% of the lowest closing price 20 days prior to conversion	52,969	52,969
Issued on June 15, 2018 for $63,000; accrues interest at 10% per annum; due June 15, 2019; convertible at 60% of the lowest closing price 20 days prior to conversion	63,000	63,000
Issued on December 11, 2018 for $59,000; accrues interest at 12% per annum; due December 11, 2019; convertible at 60% of the lowest closing price 25 days prior to conversion	59,000	59,000

Total convertible notes payable	1,801,158	1,886,865
Unamortized debt discount	(168,692)	(471,020)
Convertible notes payable, net	$1,632,466	$1,415,845

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

The following is a roll-forward of the Company’s convertible notes and related discounts the three months ended March 31, 2019:

Balance, December 31, 2018	$1,886,865	$(471,020)	$1,415,845
New issuances	-	-	-
Conversions	(74,007)	-	(74,007)
Cash payment	(11,700)	-	(11,700)
Amortization	-	302,328	302,328
Balance, March 31, 2019	$1,801,158	$(168,692)	$1,632,466

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

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the fair value of derivative liability at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018

Risk free rate	2.44%	2.56%
Volatility	266%	231%
Terms (years)	0.11 to 0.50	0.27 to 0.50
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the three months ended March 31, 2019:

Derivative liability balance, December 31, 2018	$5,540,889
Fair value of beneficial conversion feature of debt converted	(230,845)
Change in derivative liability during the period	(1,753,969)
Derivative liability balance, March 31, 2019	$3,556,075

Loss on fair value of derivatives for the three months ended March 31, 2019 and 2018 is comprised of:

	Three Months Ended March 31,
	2019	2018

Initial derivative expense	$-	$185,358
Fair value change in derivatives	(1,753,969)	(199,128)
Loss (gain) on fair value of derivatives	$(1,753,969)	$(13,770)

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

Note 9- Stockholders’ Deficit

Preferred Stock

10,000,000 shares of preferred stock, $0.0001 par value have been authorized.

Series A Convertible Preferred Stock.

5,000,000 shares of preferred stock are designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”). Each share of Series A Convertible Preferred Stock is convertible at the election of the holder into 0.004 shares of common stock, subject to a 4.9% beneficial ownership limitation, but has no voting rights until converted into common stock. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the outstanding shares of Series A Convertible Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, whether from capital, surplus funds or earnings, and before any payment is made in respect of the shares of Common Stock, an amount equal to $2.50 per share of Series A Convertible Preferred Stock, subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like with respect to the Series A Convertible Preferred Stock, plus any and all accrued but unpaid dividends. The holders of Series A Convertible Preferred Stock are entitled to dividends when declared by the board of directors. As of March 31, 2019, and December 31, 2018, there are no shares of Series A Preferred Stock outstanding.

Series B Preferred Stock

350,000 shares of preferred stock are designated as Series B Preferred Stock. Each share of Series B Preferred Stock is convertible at the election of the holder into .01 shares of common stock, subject to a 4.9% beneficial ownership limitation. Series B Preferred Stock has no voting rights until converted into common stock. The holders of the Series B Preferred Stock do not have any rights to dividends or any liquidation preferences. As of March 31, 2019, and December 31, 2018, there are 264,503 shares of Series B Preferred Stock outstanding.

Series C Preferred Stock

1,000,000 shares of preferred stock are designated as Series C Preferred Stock. Each share of Series C Preferred stock is convertible at the election of the holder into .01 shares of common stock. On October 23, 2015, (the “Amendment Date”), the Company amended the terms and conditions of the Series C Preferred stock, whereby each share of Series C Preferred stock entitles the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company, the Company determined that on the Amendment Date, the amended voting rights of the preferred stock resulted in a change of control of the Company. The holders of the Series C Preferred stock do not have any rights to dividends or any liquidation preferences. As of March 31, 2019, and December 31, 2018, there are 319,768 shares of Series C preferred stock outstanding, of which 223,768 shares are owned by our Chairman and CEO, Dr. Thomas Cellucci. On October 30, 2017, Dr. Cellucci, and Carebourn Capital L.P. executed Amendment No.1 to their Pledge Agreement, whereby, Dr. Cellucci, as collateral security, pledged 223,768 shares of his Series C Preferred Stock to Carebourn. As of March 31, 2019, and December 31, 2018, there are 319,768 shares of Series C Preferred Stock outstanding.

Series D Convertible Preferred Stock

On January 12, 2018, the Corporation amended its Articles of Incorporation (the “Articles of Amendment”) to designate a series of preferred stock, the “Series D Preferred Stock.” There were 100,000 shares of preferred stock designated as Series D Preferred Stock, $0.0001 par value. Each share of Series D Preferred Stock is convertible at the election of the holder into a number of shares of Corporation common stock equal to $24.00 divided by the volume-weighted average price of the common stock as reported on OTCMarkets.com on the trading day immediately preceding conversion, subject to a 4.99% beneficial ownership limitation. The holders of the Series D Preferred Stock do not have any rights to dividends or any liquidation preferences, and they do not have any voting rights prior to conversion into common stock. As of March 31, 2019, and December 31, 2018, there are no shares of Series D Preferred Stock outstanding.

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

Series E Preferred Stock

On June 1, 2018, the Company amended its Articles of Incorporation in the State of Colorado to designate a series of preferred stock, the Series E Preferred Stock. One (1) share of preferred stock was designated as Series E Preferred Stock. The Series E Preferred Stock is not convertible into common stock, nor does the Series E Preferred Stock have any right to dividends and any liquidation preference. The Series E Preferred Stock entitles its holder to a number of votes per share equal to twice the number of votes of all outstanding shares of capital stock of the Company. On June 1, 2018, the Company issued 1 share of its Series E Preferred Stock to Dr. Cellucci, in consideration of $25,000 of accrued and unpaid wages, Dr. Cellucci’s stock pledge of Series C Preferred Stock as collateral to a lender, the Company’s failure to timely pay current and past salaries, and Dr. Cellucci’s willingness to accrue unpaid payroll and non-reimbursement of business expenses without penalty or action for all amounts. The issuance to Dr. Cellucci was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as Dr. Cellucci is an accredited investor, there was no general solicitation, and the transaction did not involve a public offering. The Company determined that the issuance of the Series E Preferred Stock resulted in a change of control of the Company. The Company determined that the fair value of the Series E Preferred Stock issued to the Company’s CEO was $2,333,140. The fair value was determined as set forth in ASC 820-10-35-37, Fair Value in Financial Instruments. As of March 31, 2019, and December 31, 2018, there is 1 share of Series E Preferred Stock outstanding.

Common stock

On July 27, 2018, the Company amended its Articles of Incorporation in the State of Colorado to increase the authorized shares of common stock to 10,600,000,000 shares.

During the three months ended March 31, 2019, the Company issued 328,909 shares of common stock for conversion of $74,007 of principal and $14,893 of accrued interest, for a total of $88,900.

During the three months ended March 31, 2018, the Company issued 71,739 shares of common stock for conversion of $679,599 of principal and $32,064 of accrued interest, for a total of $711,663.

Stock Options

The following table summarizes activities related to stock options:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Life (Years)
Outstanding and exercisable at December 31, 2018	1	$11,030,000	6.19
Outstanding and exercisable at March 31, 2019	1	$11,030,000	5.94

The following table summarizes stock option information as of March 31, 2019:

Exercise Prices	Outstanding	Weighted Average Contractual Life	Exercisable
$75,000,000	-	2.88 Years	0
$2,500,000	1	6.31 Years	1
Total	1	5.94 Years	1

Warrants

The following table summarizes the activity related to warrants:

	Number of Warrants	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Life (Years)
Outstanding and exercisable at December 31, 2018	1	$4,470,000	1.49
Outstanding and exercisable at March 31, 2019	1	$4,470,000	1.24

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

Note 10 – Commitments and Contingencies

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

During October of 2018, Adar Bays, LLC (“Adar”), one of the Company’s lenders holding approximately $636,371 in convertible notes, sent two demand letters to the Company noting the Company in default for the Company’s failure to (i) repay the notes at maturity, (ii) honor a partial conversion of the notes, and (iii) reserve sufficient shares for issuance upon conversion of the notes. The Company retained litigation counsel, which responded to Adar’s counsel, and on or about November 9, 2018, Adar’s manager and the Company’s CEO agreed to headline settlement terms. The parties reached a settlement agreement on or about December 3, 2018, in which Bravatek agreed to reserve 100,000,000 shares of common stock for issuance to Adar upon Adar’s conversion of its convertible notes.

Strategic Alliance Agreements

On September 5, 2017, the Company entered into a Strategic Alliance Agreement with DarkPulse Technology Holdings Inc. (“DarkPulse”), a New York corporation engaged in manufacturing hardware and software based on its BOTDA (Brillouin Optical Time Domain Analysis) technology, designating the Company as DarkPulse’s project-based partnership channel for government and non-governmental departments, agencies and units, for the purpose of promoting DarkPulse’s products, and pursuant to which DarkPulse will cross-promote the Company’s products and services, and the Company will be paid sales commissions for clients introduces to DarkPulse by the Company.  On October 19, 2017, the Company entered into an Addendum (the “Addendum”) to the Strategic Alliance Agreement with DarkPulse, pursuant to which Addendum the Company shall receive 20% of project revenue for DarkPulse’s “Five Deployments Eurasian Mining Project,” and 10% of project revenue for two additional DarkPulse agency agreements more specifically described in the Addendum. As of March 31, 2019, the Company has recognized $85,750 of revenue related to this agreement.

On January 5, 2018, the Company entered into a Strategic Alliance Agreement with QBRICS, Inc. (“QBRICS"), a corporation organized under the laws of Delaware engaged in providing customized private blockchain platforms and solutions for governmental and non-governmental departments / agencies / units for the purpose of promoting QBRICS’s relevant capabilities, products and/or service solutions, and pursuant to which QBRICS will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with QBRICS, and delivered through the Company or a QBRICS-designated distribution affiliate or sales channel. As of March 31, 2019, the Company has not recognized any revenue or expenses related to this agreement.

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

On January 4, 2018, the Company entered into a Strategic Alliance Agreement with AppGuard LLC (“AppGuard”), a corporation organized under the laws of Delaware engaged in providing anti-malware software for Windows devices, for the purpose of promoting AppGuard’s relevant capabilities, products and/or service solutions, and pursuant to which AppGuard will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with AppGuard, and delivered through the Company or a AppGuard-designated distribution affiliate or sales channel. As of March 31, 2019, the Company has recognized $1,666 in revenue and $738 in expenses related to the agreement.

On January 10, 2018, the Company entered into a Strategic Alliance Agreement with Fazync LLC (“Fazync”), a Colorado limited liability company engaged in providing energy-saving solutions and capabilities to the Critical Infrastructure/Key Resources arena, for the purpose of promoting Fazync’s relevant capabilities, products and/or service solutions, and pursuant to which Fazync will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with Fazync, and delivered through the Company or a Fazync-designated distribution affiliate or sales channel. As of March 31, 2019, the Company has not recognized any revenue or expenses related to this agreement.

On February 15, 2018, the Company entered into a Strategic Alliance Agreement (the “DP Telecom Strategic Alliance Agreement”) with IEVOLV Ventures, Inc., a California corporation engaged in providing turnkey telecom services (“IEVOLV”), and with DP Telecom Inc., a Wyoming corporation engaged in providing telecommunications implementation support for turn-key vendors with a focus on electrical and ground-based projects while providing logistical management for strategic partners in the northern California market (“DP Telecom” and together with IEVOLV the “MAP Partners”), for the purpose of promoting the MAP Partners’ relevant capabilities, products and/or service solutions, and pursuant to which the MAP Partners will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 15%-20% of project net profit for clients introduced by the Company. As of March 31, 2019, the Company has not recognized any revenue or expenses related to this agreement.

Pursuant to the DP Telecom Strategic Alliance Agreement, the parties also agreed that the Company would make every reasonable effort to fund $200,000 to DP Telecom within 60 days pursuant to a Credit Agreement attached to the DP Telecom Strategic Alliance Agreement as Exhibit A (the “Credit Agreement”), which the MAP Partners and the Company would execute at closing of the funding (the “Closing”). At the Closing, (1) Bravatek was to fund DP Telecom $200,000, (2) DP Telecom was to execute a secured promissory note (the “Note”) and security agreement (the “Security Agreement”) in the forms attached as exhibits to the Credit Agreement, (3) IEVOLV was to execute a guaranty (the “Guaranty”) in the form attached as an exhibit to the Credit Agreement, (4) each of DP Telecom and IEVOLV were to pay Bravatek 20% of their net profits for a minimum of 6 months following the Closing, and (5) each of DP Telecom and IEVOLV were to grant the Company a right of first refusal to provide telecom services for all telecom projects that either DP Telecom or IEVOLV receive for a minimum of 6 months following Closing. On March 1, 2018, the Company remitted $25,000 to DP Telecom in exchange for a Promissory Note. Since the entire $200,000 was not funded, other than the issuance of the Promissory Note, the parties have not proceeded to Closing and executed the additional agreements that were to be executed at Closing. The Company and DP Telecom entered into a settlement agreement on October 8, 2018 whereby DP Telcom agreed to repay the $25,000 with weekly payments of $300. As of March 31, 2019, the company has received $2,100 of the outstanding settlement agreement.

On March 14, 2018, the Company entered into a Strategic Alliance Agreement with OrangeHook, Inc. (“OrangeHook”), a Florida corporation engaged in the business of providing identification authentication and credentialing software, for the purpose of promoting OrangeHook’s relevant capabilities, products and/or service solutions, and pursuant to which OrangeHook will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with OrangeHook, and delivered through the Company or a OrangeHook-designated distribution affiliate or sales channel. As of March 31, 2019, the Company has not recognized any revenue or expenses related to this agreement.

On March 28, 2018, the Company entered into a Strategic Alliance Agreement with Center for Threat Intelligence, LLC (“Center”), a Washington limited liability company engaged in the business of providing critical threat intelligence training, for the purpose of promoting Center’s relevant capabilities, products and/or service solutions, and pursuant to which Center will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with Center, and delivered through the Company or a Center-designated distribution affiliate or sales channel. As of March 31, 2019, the Company has not recognized any revenue or expenses related to this agreement.

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

On May 11, 2018, the Company entered into a Strategic Alliance Agreement with KP Consulting, a Guam-based systems integration consulting services business. Pursuant to the agreement, the Company will offer a business advisory role to KP Consulting for prospective clients in the private and public sectors. KP Consulting will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with KP Consulting. As of March 31, 2019, the Company has not recognized any revenue or expenses related to this agreement.

On June 26, 2018, the Company entered into a Strategic Alliance Agreement with AG Capital Management, LLP (“AG”), a Kazakhstan-based company engaged in the business of providing scalable integrated secure IT services focused on financial, security, commerce and other markets for the purpose to streamline secure low-cost transactions. Pursuant to the agreement, the Company will offer a business advisory role to KP Consulting for prospective clients in the private and public sectors. AG will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with AG. As of March 31, 2019, the Company has not recognized any revenue or expenses related to this agreement.

On January 7, 2019, the Company entered into a Strategic Alliance Agreement with Optimized Fuel Technologies, a Wyoming corporation engaged in the business of manufacturing and distributing Electric Vehicles, for the purpose of developing a joint Product Solution and Application Strategy whereby targeted markets, potential clients, and types of applications can be developed.

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

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

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

Note 11 – Subsequent Events

The Company has evaluated subsequent events from March 31, 2019, through the date of filing this Form 10-Q, and determined there are no other items to disclose other than those disclosed herein or below:

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

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

On May 21, 2019, the Company entered into a Strategic Alliance Agreement with Attacktica, Inc., a Virginia corporation, engaged in the business of providing top-tier cyber analysis services and cyber-security based products for both the public and private sectors—helping its clients maintain compliancy and improve their security posture in order to protect their valuable assets from unauthorized access and possible theft, modification, or destruction, for the purpose of forming a project-based business partnership channel for governmental and non-governmental departments, agencies, or units to promote Critical Power Group’s relevant products and/or service solutions.

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

On June 12, 2019, the Company entered into a Strategic Alliance Agreement with Mani Group a Utah corporation, engaged in the business of providing engineering, design, manufacturing, sales, marketing and installation of irrigation controls and water flow sensor technology, for the purpose of forming a project-based business partnership channel for governmental and non-governmental departments, agencies, or units to promote the Mani Group’s relevant products and/or service solutions.

On June 12, 2019, the Company entered into a Strategic Alliance Agreement with Critical Power Group, a Virginia corporation, engaged in the business of providing sales, marketing, and servicing energy efficient solutions for buildings and off-grid projects to high performance and energy efficient data centers in the public and private sector, for the purpose of forming a project-based business partnership channel for governmental and non-governmental departments, agencies, or units to promote Critical Power Group’s relevant products and/or service solutions.

On June 14, 2019, the Company entered into a Strategic Alliance Agreement with RMA Armament, a Iowa corporation, engaged in the business of providing top-tier, fully-tested body armor and protection for applications in both the public and private sectors for helping its clients maintain the capability to perform their duties in harsh or dangerous environments, for the purpose of forming a project-based business partnership channel for governmental and non-governmental departments, agencies, or units to promote Critical Power Group’s relevant products and/or service solutions.

Note 12 – Restatement of Previously Issued Financial Statements

Effective January 1, 2018, the Company acquired all of the issued and outstanding shares of HELPCOmm. Inc. (“HelpComm”), a telecom construction and services corporation located in Manassas, Virginia, in exchange for $25,000 of cash and 100,000 shares of Series D Convertible Preferred Stock (the “Acquisition”). On March 12, 2019, the Company and HelpComm entered into a Rescission, Settlement and Confidentiality Agreement with Mutual Releases, whereby the acquisition of HelpComm was fully rescinded effective retroactive to January 1, 2018. The Company has restated its previously issued March 31, 2018 financial statements. The adjustments to the previously issued financial statements reflect the following:

a) remove all transactions related to HelpComm

b) remove interest accrued in error on a settlement amount that was non-interest bearing

c) change value of derivative liability based on the Black-Scholes model

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

BRAVATEK SOLUTIONS, INC.
BALANCE SHEET
As of March 31, 2018 (unaudited)

	As Previously
	Filed	Adjustments		As Restated
CURRENT ASSETS
Cash	$75,803	$(30,664)		$45,139
Accounts receivable	361,872	(361,872)	a	-
Accounts receivable, related party	24,837	-		24,837
Note receivable	25,000	(25,000)	a	-
Prepaid expenses and other current assets	288,566	(243,616)	a	44,950
Investment in unconsolidated investee	20,000	(20,000)	a	-
TOTAL CURRENT ASSETS	796,078	(681,152)	a	114,926

Property and equipment, net	229,035	(209,668)	a	19,367
Intangible assets, net	1,861,533	(1,861,533)	a	-
Goodwill	1,339,259	(1,339,259)	a	-
TOTAL ASSETS	4,225,905	$(4,091,612)		$134,293

CURRENT LIABILITIES
Convertible notes payable, net of discounts	$816,238	$-		$816,238
Notes payable	898,946	(68,158)	a	830,788
Revolving line of credit	493,666	(493,666)	a	-
Bank term loans	95,458	(95,458)	a	-
Accounts payable and accrued liabilities	699,034	(627,557)	a	71,477
Accounts payable, related party	341,671	(22,282)	a	319,389
Accrued interest	348,914	(40,110)	b	308,804
Capital leases payable	17,244	(17,244)	a	-
Derivative liabilities	3,036,641	67,168	c	3,103,809
TOTAL CURRENT LIABILITIES	6,747,812	(1,297,307)		5,450,505

LONG-TERM LIABILITIES
Notes payable	94,544	(94,544)	a	-
Bank term loans	204,832	(204,832)	a	-
Capital leases payable	753	(753)	a	-
Series D convertible preferred stock	2,400,000	(2,400,000)	a	-
TOTAL LONG-TERM LIABILITIES	2,700,129	(2,700,129)		-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series B preferred stock	26	-		26
Series C preferred stock	32	-		32
Common stock	6,097,640	-		6,097,640
Common stock to be issued	66,917	-		66,917
Additional paid in capital	18,231,714	954,575	c	19,186,289
Accumulated deficit	(29,618,365)	(1,048,751)	a,b,c	(30,667,116)
TOTAL STOCKHOLDERS' DEFICIT	(5,222,036)	(94,176)		(5,316,212)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,225,905	$(4,091,612)		$134,293

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

BRAVATEK SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2018 (unaudited)

	As Previously
	Filed	Adjustments		As Restated

Sales, other	$1,044,156	$(1,044,156)	a	$-
Sales, related party	24,837	-		24,837
Total sales	1,068,993	(1,044,156)		24,837
Cost of services	821,092	(818,778)		2,314
GROSS PROFIT (LOSS)	247,901	(225,378)		22,523

OPERATING EXPENSES
Selling expenses	10,300	-		10,300
General and administrative	668,788	(438,706)	a	230,082
Research and development	10,000	-		10,000
TOTAL OPERATING EXPENSES	689,088	(438,706)		250,382

OPERATING LOSS	(441,187)	213,328		(227,859)
OTHER INCOME (EXPENSES)
Interest expense	(60,551)	10,916	a	(49,635)
Loss on investment in joint venture	-	(20,000)	a	(20,000)
Other income	11,448	(9,943)	a	1,505
Loss on failed acquisition	-	(150,000)	a	(150,000)
Gain (loss) on fair value of derivatives	1,777,359	(1,763,589)	c	13,770
Gain (loss) on extinguishment of debt	(20,000)	-		(20,000)
Amortization of debt discount	(802,085)	187,989	c	(614,096)
TOTAL OTHER INCOME (EXPENSE), NET	906,171	(1,744,627)		(838,456)

NET INCOME (LOSS)	$464,984	$(1,531,299)		$(1,066,315)

EARNINGS (LOSS) PER SHARE	$0.55			$(1.26)

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

BRAVATEK SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2018 (unaudited)

	As Previously
	Filed	Adjustments		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss )	$464,984	$(1,531,299)		$(1,066,315)
Adjustments to reconcile net income (loss) to net cash used in operations:
Amortization and depreciation	197,206	(117,157)	a	80,049
Loss on rescinded acquisition	-	150,000	a	150,000
Loss on extinguishment of debt	-	20,000	a	20,000
Amortization of debt discounts	802,084	(187,988)	c	614,096
(Gain) loss on fair value of derivatives	(1,777,359)	1,763,589	c	(13,770)
Loss on investment in joint venture	-	20,000	a	20,000
Changes in operating assets and liabilities:
Accounts receivable, related party	49,989	(64,826)	a	(14,837)
Accounts receivable	(24,837)	24,837	a	-
Prepaid expenses and other current assets	26,875	(48,764)	a	(21,889)
Accounts payable and accrued liabilities	(87,597)	124,690	a,b	37,093
Accounts payable and accrued liabilities, related party	3,938	(2,728)	a	1,210
NET CASH USED IN OPERATING ACTIVITIES	(344,717)	150,354		(194,363)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in HelpComm acquisition	46,910	(196,910)	a	(150,000)
Purchase of property and equipment	(10,190)	10,190	a	-
Investment in joint venture	(20,000)	-		(20,000)
Purchase of note receivable	(25,000)	25,000	a	-
Purchase of exclusivity	(29,880)	-		(29,880)
NET CASH USED IN INVESTING ACTIVITIES	(38,160)	(161,720)		(199,880)

CASH FLOWS FROM BY FINANCING ACTIVITIES
Payments of principal on notes and leases payable	(21,901)	21,901	a	-
Payments of principal on convertible notes payable	(4,500)	-		(4,500)
Payments of principal on bank term notes payable	(22,454)	22,454	a	-
Proceeds from issuance of convertible debt , net	240,000	14,525	a	254,525
Proceeds from revolving line of credit	495,000	(495,000)	a	-
Payments on revolving line of credit	(416,822)	416,822	a	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	269,323	(19,298)		250,025

NET INCREASE IN CASH AND CASH EQUIVALENTS	(113,554)	(30,664)		(144,218)

CASH AND CASH EQUIVALENTS
Beginning of period	189,357	-		189,357

End of period	$75,803	$(30,664)		$45,139

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

In addition to the foregoing, in an effort to advance the business operations of the Company, over the next twelve (12) months the Company plans to undertake the following actions:

1.	Distribution and sales of Ecrypt One software packages;
2.	Provide telecom services;
3.	Distribution and sales of allied products and services;
4.	Expand strategic marketing alliance program; and
5.	Develop and test additional Ecrypt One features and capabilities.

The foregoing business actions are goals of the Company. There is no assurance that the Company will be able to complete any, or all, of the foregoing actions.

On January 16, 2019, the Company affected a 10,000 for 1 reverse stock split. All common stock share and per share information has been retroactively adjusted to reflect this reverse stock split.

The procurement and use of commercially available security solutions, and similar products and services, by government and military agencies is controlled through various regulations. In order to provide or sell a service or product to a government or military agency, a vendor or provider can be approved by and listed with the United States General Services Administration (“GSA”) or other US government contract vehicles. As of May 23, 2019, many of the Company’s and its alliance partners’ products and services were made available to government customers via i3 Integrative Creative Solutions, LLC’s GSA IT 70 contract vehicle. The Company has continued to negotiate several alliance agreements with firms that may yield both short and longer-term sales in the fields of software, tools and systems (including telecom).

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended March 31, 2019 and 2018 contained in this quarterly report on Form 10-Q.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operation for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

Revenue

For the three months ended March 31, 2019, the Company had revenues of $86,370 compared to $24,837 for the three months ended March 31, 2018. The 2019 revenues were from related parties and included the sale of licensed software, hosting and support as well as the installation. The 2018 period included related party revenue of $24,837.

Cost of Services

For the three months ended March 31, 2019, the Company had cost of services of $194 compared to $2,314 for the three months ended March 31, 2018. Cost of services are comprised of materials, labor, sub-contractors and related expenses.

Operating Expenses

For the three months ended March 31, 2019, the Company had operating expenses of $215,144 compared to $250,382 for the three months ended March 31, 2018. The decrease in operating expenses was principally attributable to lower amortization expense.

Other Income (Expenses)

Other income for the three months ended March 31, 2019, was $1,362,116 compared to other expense of $838,456 for the three months ended March 31, 2018. The change was primarily due to a decrease of amortization of debt discounts from $614,096 for the three months ended March 31, 2018 to $302,328 for the three months ended March 31, 2019, as a result of the amortization of debt discounts recorded on newly issued convertible notes in the 2018 period offset by an increase in derivative expense from a gain of $13,770 for the three months ended March 31, 2018 compared to $1,753,969 for the three months ended March 31, 2019.  The Company also recognized a loss on rescinded acquisition of $150,000 in the 2018 period and $0 for the comparable period in 2019.

Net Income / Loss

The Company had a net income of $1,223,148 for the three months ended March 31, 2019 compared to a net loss of $1,066,315 for the three months ended March 31, 2018. The decrease in net loss for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, was predominantly due to the factors described above.

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

During the past year, we primarily funded our business operations with proceeds from convertible notes. We may conduct a private placement offering to seek to raise the necessary working capital to continue to fund our business operations, or continue to rely on the issuance of convertible promissory notes to fund our business operations. We are also in discussions with Private Equity firms to obtain the proper capitalization the company never received at its inception.

As of March 31, 2019, we had a bank overdraft of $11,432, as compared to cash on hand of $14,094 at December 31, 2018. As of March 31, 2019, we had current liabilities of $7,189,918 (including $3,556,075 of noncash derivative liabilities) compared to current assets of $59,805 which resulted in working capital deficit of $7,130,113. The current liabilities are comprised of accounts payable, accrued expenses, accrued interest, convertible debt, derivative liabilities, accounts payable related party and notes payable.

Operating Activities

For the three months ended March 31, 2019, net cash used in operating activities was $13,826 compared to $194,363 for the three months ended March 31, 2018. For the three months ended March 31, 2019, our net cash used in operating activities was primarily attributable to the net loss adjusted by loss on the fair value of derivatives and amortization of debt discounts. Net changes of $202,408 in operating assets and liabilities increased the cash used in operating activities. For the three months ended March 31, 2018, our net cash used in operating activities was primarily attributable to the net loss adjusted by amortization and depreciation, amortization of debt discounts, loss on investment in joint venture and loss on rescinded acquisition of HelpComm. Net changes of $1,577 in operating assets and liabilities positively impacted the cash flows from operating activities.

Investing Activities

For the three months ended March 31, 2019, the Company has no cash used in investing activities.  For the three months ended March 31, 2018, the Company invested $150,000 in the acquisition of HelpComm, $20,000 in a joint venture with DarkPulse, and $29,880 for purchase of exclusivity rights.

Financing Activities

For the three months ended March 31, 2019, the net cash used in financing activities was $268 compared to cash provided by financing activities of $250,025 for the three months ended March 31, 2018. During the three months ended March 31, 2019, we had an increase in cash overdraft of $11,432 and repaid $11,700 of convertible notes. During the three months ended March 31, 2018, we received proceeds of $254,525 from the issuance of convertible notes and repaid $4,500 of convertible notes.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses, an accumulated deficit of $36,361,798 and has a working capital deficit of $7,130,113 as of March 31, 2019, which raises substantial doubt about its ability to continue as a going concern.

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

Our significant accounting policies are summarized in Note 2 of our financial statements are included in this Quarterly Report on Form 10-Q. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (" Topic 606 "), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the "modified retrospective" transition method for open contracts for the implementation of Topic 606. The Company had no significant post-delivery obligations; therefore, this new standard did not result in a material recognition of revenue on the Company’s accompanying financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 22, 2019, the Company issued 45,335 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $8,750 portion of principal and $11,742 of interest, the Company’s convertible promissory note issued to Carebourn on December 26, 2017.

On January 25, 2019, the Company issued 54,364 shares of common stock to More Capital in partial satisfaction of its obligations under, and the holder’s election to convert a $24,572 portion of the Company’s convertible promissory note issued to More Capital on April 18, 2018.

On January 26, 2019, the Company issued 59,671 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $8,533 portion of the Company’s convertible promissory note issued to Adar on May 3, 2017.

On March 26, 2019, the Company issued 42,937 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $6,058 portion of principal and $3,152 of interest of the Company’s convertible promissory note issued to Adar on May 3, 2017.

On March 26, 2019, the Company issued 64,971 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $13,185 portion of the Company’s convertible promissory note issued to Adar on May 3, 2017.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.2	Bylaws (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

3.4	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.5	Certificate of Designation of Series C Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.6	Certificate of Designation of Series D Preferred Stock (incorporated by reference to our Form 8-K filed on January 24, 2018)

3.7	Articles of Amendment to Articles of Incorporation (changing the Company’s name) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

3.8	Articles of Amendment to Articles of Incorporation (increasing the Company’s authorized common stock) (incorporated by reference to Registration Statement on Form S-1 filed on October 26, 2018)

3.9	Articles of Amendment to Articles of Incorporation (amending the Designation of the Series C Preferred Stock) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

3.10	Certificate of Designation of Series E Preferred Stock (incorporated by reference to our Form 8-K filed on June 5, 2018)

10.1	Commodity Classification Document (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

10.2	Director Agreement and Restricted Shares Agreement dated March 27, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

10.3	Employment Agreement and Restricted Shares Agreement dated June 16, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on June 18, 2014)

10.4	Amendments to Employment Agreement and Restricted Shares Agreement with Thomas Cellucci (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2016)

10.5	Asset Purchase Agreement with Dependable Critical Infrastructure, Inc. dated June 2, 2015 (incorporated by reference to our Form 8-K filed on June 9, 2015)

10.6	Settlement Agreement with Global Capital Corporation dated June 10, 2015 (incorporated by reference to our Form 8-K filed on June 16, 2015)

10.7	Settlement Agreement with Micro-Tech Industries, Ltd., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

10.8	Settlement Agreement with Whonon Trading S.A., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

10.9	Consulting Agreement dated December 1, 2015, with Debbie King (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.10	Amendment to Consulting Agreement dated March 1, 2016, with Debbie King (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.11	Director Agreement and Nonqualified Stock Option Agreement dated July 23, 2015, with Debbie King (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.12	Director Agreement and Nonqualified Stock Option Agreement dated July 23, 2015, with Charles Brooks (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.13	Director Agreement and Nonqualified Stock Option Agreement dated August 26, 2015, with Hans Holmer (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.14	Reseller Agreement with i3 Integrative Creative Solutions, LLC, dated April 17, 2017 (incorporated by reference to our Form 8-K filed on April 18, 2017)

10.15	Strategic Alliance Agreement with AppGuard, LLC dated January 4, 2018.

10.16	Joint Venture Agreement with IEVOLV Ventures, Inc. dated February 15, 2018 (incorporated by reference to our Form 8-K filed on February 16, 2018)

10.17	Strategic Alliance Agreement with OrangeHook, Inc. dated May 14, 2018 (incorporated by reference to our Form 8-K filed on March 14, 2018.

10.18	Equity Purchase Agreement with Triton Funds, LP dated May 7, 2018 (incorporated by reference to our Form 8-K filed on May 14, 2018)

10.19	Registration Rights Agreement with Triton Funds, LP dated May 7, 2018 (incorporated by reference to our Form 8-K filed on May 14, 2018)

10.20	Amendment No. 1 to Equity Purchase Agreement with Triton Funds, LP dated August 31, 2018 (incorporated by reference to our Form 8-K filed on September 4, 2018)

10.21*	Strategic Alliance Agreement with MC Smart Controls, Inc. dated March 25, 2019.

10.22*	Strategic Alliance Agreement with Mani Group LLC dated April 8, 2019.

31.1*	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

BRAVATEK SOLUTIONS, INC.

Date: June 25, 2019	By:	/s/ Thomas A. Cellucci
Thomas A. Cellucci
CEO

