Form 10-Q/A
period 2018-09-30
Bravatek Solutions, Inc.
filed 2019-08-20
CIK 1449574

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
Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As of November 28, 2018, the Company had 1,018,269 issued and outstanding shares of common stock.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Form 10-Q/A”) of Bravatek Solutions, Inc. (the “Company”) amends our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, which was originally filed with the Securities and Exchange Commission on December 4, 2018 (the “Original Form 10-Q”). Effective January 1, 2018, the Company acquired all of the issued and outstanding shares of HELPCOmm. Inc. (“HelpComm”), a telecom construction and services corporation located in Manassas, Virginia, in exchange for $25,000 of cash and 100,000 shares of Series D Convertible Preferred Stock (the “Acquisition”). On March 12, 2019, the Company and HelpComm entered into a Rescission, Settlement and Confidentiality Agreement with Mutual Releases, whereby the acquisition of HelpComm was fully rescinded effective retroactive to January 1, 2018. This amendment is being filed to: a) remove all transactions related to HelpComm; b) remove interest accrued in error on a settlement amount that was non-interest bearing; and c) change the value of derivative liability based on the Black-Scholes model. In addition, on January 16, 2019, the Company affected a 10,000 for 1 reverse stock split. All common stock share and per share information has been retroactively adjusted to reflect this reverse stock split. This Form10-Q/A also includes new the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2. This Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date or modify or update disclosures in any way other than as required to reflect the restatements described herein. The Company has restated its 2018 financial statements (and numbers therein). The 2017 financial statements (and numbers therein) have not been modified from those in the Company’s historical filings.

2

BRAVATEK SOLUTIONS, INC.

BRAVATEK SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2018	2017
	(restated)
ASSETS
CURRENT ASSETS
Cash	$-	$189,357
Accounts receivable	5,750	10,000
Prepaid expenses and other current assets	59,243	23,061
TOTAL CURRENT ASSETS	64,993	222,418

Property and equipment, net	14,850	21,634
Intangible assets, net	-	47,902
TOTAL ASSETS	$79,843	$291,954

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Convertible notes payable, net of discounts	$1,201,584	$797,797
Notes payable	830,788	830,788
Bank overdraft	17,089	-
Accounts payable and accrued liabilities	183,890	64,023
Accounts payable, related party	337,183	318,179
Accrued interest	378,395	295,148
Derivative liabilities	2,072,214	3,842,211
TOTAL CURRENT LIABILITIES	5,021,143	6,148,146

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock (5,000,000 shares authorized; par value $0.0001, -0- shares issued and outstanding at September 30, 2018, and December 31, 2017)	-	-
Series B preferred stock (350,000 shares authorized; par value $0.0001, 264,503 shares issued and outstanding at September 30, 2018, and December 31, 2017)	26	26
Series C preferred stock (1,000,000 shares authorized; par value $0.0001, 319,768 shares issued and outstanding at September 30, 2018, and December 31, 2017)	32	32
Series D preferred stock (60,000 shares authorized; par value $0.0001, 100,000 shares issued and outstanding at September 30, 2018)	-	-
Series E preferred stock (1 share authorized; par value $0.0001, 1 share issued and outstanding at September 30, 2018)	-	-
Common stock (11,600,000,000 shares authorized; no par value; 951,667 and 804,068 shares issued and outstanding at September 30, 2018, and December 31, 2017, respectively)	6,563,410	5,385,977
Common stock to be issued (1,221 shares issuable at September 30, 2018, and December 31, 2017)	66,917	66,917
Additional paid in capital	22,011,887	18,291,657
Accumulated deficit	(33,583,572)	(29,600,801)
TOTAL STOCKHOLDERS' DEFICIT	(4,941,300)	(5,856,192)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$79,843	$291,954

The accompanying notes are an integral part of these condensed financial statements.

BRAVATEK SOLUTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(restated)		(restated)
REVENUES
Sales, other	$1,648	$75,498	$1,666	$75,498
Sales, related party	-	-	24,837	-
Total sales	1,648	75,498	26,503	75,498
Cost of services	1,975	2,203	6,569	3,286
GROSS PROFIT (LOSS)	(327)	73,295	19,934	72,212

OPERATING EXPENSES
Selling expenses	30,869	-	50,869	-
General and administrative	204,934	247,902	2,959,357	486,768
Research and development	15,000	900	31,750	5,400
TOTAL OPERATING EXPENSES	250,803	248,802	3,041,976	492,168

OPERATING LOSS	(251,130)	(175,507)	(3,022,042)	(419,956)

OTHER INCOME (EXPENSES)
Interest expense	(42,960)	(72,925)	(130,408)	(367,394)
Gain (Loss) on investment in joint venture	8,519	-	(89,450)	-
Interest expense related party	-	(2,600)	-	(8,806)
Loss on rescinded acquisition	(110,522)	-	(370,947)	-
Loss on write down of asset	(51,640)	-	(51,640)	-
Other income	1,500	-	4,505	-
Gain (loss) on fair value of derivatives	844,505	(8,454,754)	1,022,907	(15,898,666)
Gain (loss) on extinguishment of debt	-	63,727	(23,020)	63,727
Amortization of debt discount	(256,494)	(501,347)	(1,322,676)	(695,777)
TOTAL OTHER INCOME (EXPENSE), NET	392,908	(8,967,899)	(960,729)	(16,906,916)

NET INCOME (LOSS)	$141,778	$(9,143,406)	$(3,982,771)	$(17,326,872)

INCOME (LOSS) PER SHARE BASIC
Basic	$0.15	$(12.75)	$(4.46)	$(36.85)
Diluted	$0.09	$(12.75)	$(4.46)	$(36.85)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	938,491	717,297	892,236	470,154
Diluted	1,542,319	717,297	892,236	470,154

The accompanying notes are an integral part of these condensed financial statements.

BRAVATEK SOLUTIONS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Three and Nine Months Ended September 30, 2018 and 2017

	Preferred Stock								Common Stock		Additional		Total
	Series B		Series C		Series E		Common Stock		to be issued		Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance, December 31, 2017	264,503	$26	319,768	$32	-	$-	804,068	$5,385,977	1,221	$66,917	$18,291,657	$(29,600,801)	$(5,856,192)

Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	71,739	711,663	-	-	-	-	711,663
Reclassification of derivative liabilities upon conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	894,632	-	894,632
Net loss for the three months ended March 31, 2018	-	-	-	-	-	-	-	-	-	-	-	(1,066,315)	(1,066,315)

Balance, March 31, 2018	264,503	26	319,768	32	-	-	875,807	6,097,640	1,221	66,917	19,186,289	(30,667,116)	(5,316,212)

Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	48,389	333,420	-	-	-	-	333,420
Series E Preferred stock issued	-	-	-	-	1	-	-	-	-	-	2,333,140	-	2,333,140
Reclassification of derivative liabilities upon conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	357,695	-	357,695
Shares Issued for Donation	-	-	-	-	-	-	2,500	-	-	-	25,000	-	25,000
Net loss for the three months ended June 30, 2018	-	-	-	-	-	-	-	-	-	-	-	(3,058,234)	(3,058,234)

Balance, June 30, 2018	264,503	26	319,768	32	1	-	926,696	6,431,060	1,221	66,917	21,902,124	(33,725,350)	(5,325,191)

Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	22,471	132,350	-	-	-	-	132,350
Reclassification of derivative liabilities upon conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	84,763	-	84,763
Shares Issued for Donation	-	-	-	-	-	-	2,500	-	-	-	25,000	-	25,000
Net loss for the three months ended September 30, 2018	-	-	-	-	-	-	-	-	-	-	-	141,778	141,778

Balance, September 30, 2018	264,503	$26	319,768	$32	1	$-	951,667	$6,563,410	1,221	$66,917	$22,011,887	$(33,583,572)	$(4,941,300)

Balance, December 31, 2016	264,503	$26	319,768	$32	-	$-	126,445	$3,687,993	1,221	$66,917	$10,138,482	$(19,362,500)	$(5,469,050)

Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	78,926	46,793	-	-	-	-	46,793
Reclassification of derivative liabilities upon conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	32,033	-	32,033
Net loss for the three months ended March 31, 2017	-	-	-	-	-	-	-	-	-	-	-	(406,855)	(406,855)

Balance, March 31, 2017	264,503	26	319,768	32	-	-	205,371	3,734,786	1,221	66,917	10,170,515	(19,769,355)	(5,797,079)

Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	469,702	685,174	-	-	-	-	685,174
Reclassification of derivative liabilities upon conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	5,266,775	-	5,266,775
Shares to be issued	-	-	-	-	-	-	-	-	10,635	6,521	-	-	6,521
Net loss for the three months ended June 30, 2017	-	-	-	-	-	-	-	-	-	-	-	(7,776,612)	(7,776,612)

Balance, June 30, 2017	264,503	26	319,768	32	-	-	675,073	4,419,960	11,856	73,438	15,437,290	(27,545,967)	(7,615,221)

Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	78,045	613,515	-	-	-	-	613,515
Reclassification of derivative liabilities upon conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	2,132,383	-	2,132,383
Net loss for the three months ended September 30, 2017	-	-	-	-	-	-	-	-	-	-	-	(9,143,406)	(9,143,406)

Balance, September 30, 2017	264,503	$26	319,768	$32	-	$-	753,118	$5,033,475	11,856	$73,438	$17,569,673	$(36,689,373)	$(14,012,729)

The accompanying notes are an integral part of these condensed financial statements.

BRAVATEK SOLUTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,982,771)	$(17,326,872)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	85,066	85,392
Non-cash interest and fees	-	72,504
(Gain) loss on extinguishment of debt	23,020	(63,727)
Preferred stock issued as compensation	2,333,140	-
Amortization of debt discounts	1,322,676	695,777
Loss on rescinded acquisition	370,947	-
(Gain) loss on fair value of derivatives	(1,022,907)	15,898,666
Loss on investment in joint venture	89,450	-
Stock issued for donation	25,000	-
Write down of assets	51,640	-
Changes in operating assets and liabilities:
Accounts receivable	4,250	(65,498)
Prepaid expenses and other current assets	(87,822)	-
Accounts payable and accrued liabilities	120,346	47,672
Accounts payable and accrued liabilities, related party	19,004	93,381
Accrued interest	142,908	-
NET CASH USED IN OPERATING ACTIVITIES	(506,053)	(562,705)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in HelpComm acquisition	(394,446)	-
Investment in joint venture	(89,450)	-
Purchase of exclusivity	(30,380)	(200,000)
NET CASH USED IN INVESTING ACTIVITIES	(514,276)	(200,000)

CASH FLOWS FROM BY FINANCING ACTIVITIES
Payments of principal on notes and leases payable	-	(332,162)
Payments of principal on convertible notes payable	(95,111)	(268,782)
Proceeds from issuance of convertible debt, net	908,994	1,602,030
Proceeds from loan-related party	-	11,301
Bank overdraft	17,089	-
Repayment of loan-related party	-	(38,151)
NET CASH PROVIDED BY FINANCING ACTIVITIES	830,972	974,236

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(189,357)	211,531

CASH AND CASH EQUIVALENTS
Beginning of period	189,357	258

End of period	$-	$211,789

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$112,953	$205,109
Cash paid for income taxes	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued in settlement of debt and interest on convertible debt	$1,177,433	$1,345,480
Shares to be issued in settlement of debt and interest on convertible debt	$-	$6,521
Original issue discounts	$92,000	$124,917
Original debt discount against derivative liabilities	$1,133,704	$1,815,639
Initial value of derivative liabilities	$1,541,611	$7,609,087
Reclassification of derivatives upon conversion of convertible debt	$1,362,090	$7,431,191
Increase in convertible notes payable for additional interest	$-	$30,000

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

In December 2017, the Company entered into a Joint Venture Agreement (the “Agreement”) with DarkPulse Technologies, Inc. (“DarkPulse”), pursuant to which the parties formed a joint venture limited liability company in Delaware to develop, market and sell products and services based on DarkPulse’s patented BOTDA DarkPulse technology (the “Technology”) to be owned 40% by the Company and 60% by Dark Pulse (the “JV”). During the year ended December 31, 2018, the Company funded $89,450 to the JV which was written off in in its entirety at September 30, 2018.

In January of 2018, the Company acquired HelpComm, Inc., a Virginia corporation engaged in the provision of telecom services. These telecom services include cellular tower mapping and audits, ground audits, civil equipment installation, cellular site decommissioning, 3G/4G/5G installations, project/construction management, battery installation and maintenance, shelter and compound preventative maintenance, site cleanup, and other related services. On March 12, 2019, the Company and HelpComm entered into a Rescission, Settlement and Confidentiality Agreement with Mutual Releases, whereby the acquisition of HelpComm was fully rescinded as of January 1, 2018, resulting in a loss on rescinded acquisition of $370,917 during the nine months ended September 30, 2018.

NOTE 2 - Significant Accounting Policies

Basis of Presentation

On February 3, 2018, the Board of Directors of the Company changed the Company’s fiscal year end to December 31 st from March 31 st . On May 3, 2018, the Company filed a Transition Report on Form 10-KT covering the nine-month period from April 1, 2017, through December 31, 2017 (the “Transition Period”) which reflects the Company’s financial results during that nine-month period.

The accompanying condensed financial statements in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Transition Report for the nine months ended December 31, 2017, filed with the United States Securities and Exchange Commission (the “SEC”) on May 3, 2018. Interim results of operations for the three and nine months ended September 30, 2018, and 2017, are not necessarily indicative of future results for the full year. Certain amounts from the 2017 period have been reclassified to conform to the presentation used in the current period.

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

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(unaudited)

Other intangible assets

In June 2017, the Company purchased for $200,000 exclusivity rights from Mile High Construction (“MHC”), of which $107,520 was funded in 2017. During the nine months ended September 30, 2018, the Company funded an additional $30,380 to MHC.

		(Restated)
	Life in years	2018	2017
Exclusivity rights	1	137,900	107,520
Software	3	60,362	60,362
Total intangible assets acquired		198,262	167,822
Less accumulated amortization		(198,262)	(119,980)
Intangible assets, net		$-	$47,092

Amortization expense was $78,282 and $14,993, for the nine months ended September 30, 2018, and 2017, respectively and $0 and $5,016, for the three months ended September 30, 2018, and 2017, respectively.

Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $33,583,572 and has a working capital deficit of $4,956,150 as of September 30, 2018, which raises substantial doubt about its ability to continue as a going concern.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2018, and December 31, 2017, for each fair value hierarchy level:

September 30, 2018 (Restated)	Derivative Liabilities	Total
Level III	$2,072,214	$2,072,214

December 31, 2017
Level III	$3,842,211	$3,842,211

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

For stock-based simple derivative financial instruments, the Company uses the weighted average Black-Scholes-Merton option pricing model simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(unaudited)

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

Net Earnings (Loss) per Share

As of September 30, 2018 and December 31, 2017, there were warrants and options to purchase 3,365 shares of common stock, and the Company’s outstanding convertible debt is convertible into approximately 603,828 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive for the nine months ended September 30, 2018 and 2017 and for the three months ended September 30, 2017. The following table illustrates the computation of basic and diluted EPS for the three months ended September 30, 2018:

	(Restated)
	For the three months ending September 30, 2018
	Net Loss	Shares	Per Share Amount
Basic EPS
Income available to stockholders	$141,778	938,491	$0.15)

Effect of Dilutive Securities
Convertible debt	-	603,828	-

Dilute EPS
Loss available to stockholders plus assumed conversions	$-	1,542,319	$0.09

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

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(unaudited)

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” (“ASU 2017-01”). The Amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption of this standard is permitted. The Company adopted ASU 2017-01 on January 1, 2018, with no significant impact on the condensed financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, ASU 2017-10, ASU 2017-13 and ASU 2017-14, which FASB issued in August 2015, March 2016, April 2016, May 2016, May 2016, December 2016, May 2017, September 2017 and November 2017, respectively (collectively, the amended ASU 2014-09). The amended ASU 2014-09 provides a single comprehensive model for the recognition of revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It requires an entity to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s). The amended ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the amended ASU 2014-09 is for years beginning after December 15, 2017 with early adoption permitted. The Company adopted the new guidance effective January 1, 2018 under the modified retrospective transition approach and it did not have a material impact on the condensed financial statements of the Company.

NOTE 3 - Related Party Transactions

As of September 30, 2018, and December 31, 2017, included in accounts payable - related party is $337,183 and $318,179, respectively, for amounts owed to the Company’s CEO.

On June 1, 2018, the Company issued 1 share of its Series E Preferred Stock to Dr. Cellucci, in consideration of $25,000 of accrued and unpaid wages, Dr. Cellucci’s stock pledge of Series C Preferred Stock as collateral to a lender, the Company’s failure to timely pay current and past salaries, and Dr. Cellucci’s willingness to accrue unpaid payroll and non-reimbursement of business expenses without penalty or action for all amounts. The Company determined that the issuance of the Series E Preferred Stock resulted in a change of control of the Company. The Company determined that fair value of the Series E Preferred Stock (see Note 7) issued to the Company’s CEO was $2,333,140.

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

On June 15, 2015, Company entered into a Settlement Agreement and Partial Waiver and Release (the “Settlement Agreement “) with Global. Global owned 2,377,500 shares of the Company ‘s Series A Convertible Preferred Stock and was the holder of outstanding promissory notes in the original principal amount of $558,500, with accrued interest thereon due to Global of approximately $267,960 (the “Global Notes “) immediately prior to the Settlement Agreement. Pursuant to the Settlement Agreement, Global agreed to (1) waive interest due of $267,960 under the Global Notes and $158,500 of principal, such that only $400,000 of principal and interest would be considered outstanding as of the settlement agreement date, and (2) immediately return all of the Preferred Stock to the Company for cancellation, in consideration for the Company issuing 856 shares of common stock to Global. As of June 15, 2015, the note is payable on demand as part of the Settlement Agreement. As of September 30, 2018, and December 31, 2017, the note balance was $400,000.

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

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTE 5 - Convertible Notes Payable

Convertible notes payable consisted of the following at September 30, 2018 and December 31, 2017:

	(Restated)
	September 30,	December 31,
	2018	2017

Issued on December 19, 2014 for $156,000; accrues interest at 8% per annum; due December 19, 2015 (in default); convertible at 68% of the lowest closing price 20 days prior to conversion	$135,371	$135,371
Issued on May 1, 2017 for $50,000; accrues interest at 8% per annum; due May 1, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	50,000	50,000
Issued on May 1, 2017 for $50,000; accrues interest at 8% per annum; due May 1, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	50,000	50,000
Issued on May 1, 2017 for $17,500; accrues interest at 8% per annum; due May 1, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	17,500	17,500
Issued on May 1, 2017 for $25,000; accrues interest at 8% per annum; due May 1, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	25,000	25,000
Issued on May 3, 2017 for $29,700; accrues interest at 8% per annum; due May 3, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	29,700	29,700
Issued on May 3, 2017 for $25,300; accrues interest at 8% per annum; due May 3, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	25,300	25,300
Issued on May 3, 2017 for $22,000; accrues interest at 8% per annum; due May 3, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	22,000	22,000
Issued on June 8, 2017 for $140,750; accrues interest at 8% per annum; due June 8, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	140,750	140,750
Issued on June 8, 2017 for $140,750; accrues interest at 8% per annum; due June 8, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	140,750	140,750
Issued on October 12, 2017 for $40,111; accrues interest at 10% per annum; due October 12, 2018; convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	-	40,112
Issued on June 9, 2017 for $165,025; accrues interest at 10% per annum; due June 9, 2018; convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	-	52,565
Issued on June 23, 2017 for $262,775; accrues interest at 10% per annum; due June 23, 2018; convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	-	227,735
Issued on August 9, 2017 for $223,422; accrues interest at 10% per annum; due August 9, 2018; convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	-	223,422
Issued on November 1, 2017 for $239,200; accrues interest at 12% per annum; due November 1, 2018; convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	-	239,200
Issued on December 26, 2017 for $120,750; accrues interest at 12% per annum; due June 26, 2018 (in default); convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	98,750	120,750
Issued on January 26, 2018 for $184,000; accrues interest at 10% per annum; due January 26, 2019; convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	150,000	-
Issued on April 2, 2018 for $45,000; accrues interest at 12% per annum; due October 2, 2018 (in default); convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	45,000	-
Issued on May 11, 2018 for $215,000; accrues interest at 12% per annum; due May 11, 2019; convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	215,000	-
Issued on June 21, 2018 for $184,000; accrues interest at 12% per annum; due June 21, 2019; convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	163,000	-
Issued on August 21, 2018 for $59000; accrues interest at 10% per annum; due August 21, 2019; convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	59,000	-
Issued on August 1, 2017 for $181,700; accrues interest at 10% per annum; due February 1, 2018; convertible at 60% of the lowest closing price 20 days prior to conversion	-	51,349
Issued on November 7, 2017 for $120,750; accrues interest at 10% per annum; due May 1, 2018 (in default); convertible at 60% of the lowest closing price 20 days prior to conversion	120,750	120,750
Issued on January 29, 2018 for $84,525; accrues interest at 10% per annum; due January 29, 2019; convertible at 60% of the lowest closing price 20 days prior to conversion	84,525	-
Issued on April 8, 2018 for $34,500; accrues interest at 10% per annum; due April 8, 2019; convertible at 60% of the lowest closing price 20 days prior to conversion	34,500	-
Issued on May 22, 2018 for $52,969; accrues interest at 10% per annum; due May 22, 2019; convertible at 60% of the lowest closing price 20 days prior to conversion	52,969	-
Issued on June 15, 2018 for $63,000; accrues interest at 10% per annum; due June 15, 2019; convertible at 60% of the lowest closing price 20 days prior to conversion	63,000	-
Issued on August 21, 2018 for $59,000; accrues interest at 12% per annum; due August 21, 2019; convertible at 60% of the lowest closing price 25 days prior to conversion	59,000	-
Issued on June 8, 2017 for $140,750; accrues interest at 8% per annum; due June 8, 2018; convertible at 55% of the lowest closing price 20 days prior to conversion	-	140,750
Issued on June 8, 2017 for $140,750; accrues interest at 8% per annum; due June 8, 2018; convertible at 55% of the lowest closing price 20 days prior to conversion	-	140,750

Total convertible notes payable	1,781,865	1,993,754
Unamortized debt discount	(580,281)	(1,195,957)
Convertible notes payable, net	$1,201,584	$797,797

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(unaudited)

A summary of the convertible notes payable balance as of September 30, 2018, and December 31, 2017, is as follows:

	(Restated)
	September 30, 2018	December 31, 2017
Principal balance	$1,781,865	$1,993,754
Unamortized discounts	(580,281)	(1,195,957)
Ending balance, net	$1,201,584	$797,797

The following is a roll-forward of the Company’s convertible notes and related discounts for the nine months ended September 30, 2018, and the year ended December 31, 2017:

	Principal	Debt
	Balance	Discounts	Total
Balances at April 1, 2017	$1,311,163	$(39,436)	$1,271,727
New issuances	2,378,873	(2,378,873)	-
Liquidated damages added to note	42,505	(42,146)	359
Conversions	(1,470,005)	-	(1,470,005)
Cash payments	(268,782)	-	(268,782)
Amortization	-	1,264,498	1,264,498
Balance at December 31, 2017	1,993,754	(1,195,957)	797,797
New issuances	1,000,994	(707,000)	293,994
Other	3,919		3,919
Conversions	(1,121,691)	-	(1,121,691)
Cash payments	(95,111)	-	(95,111)
Amortization	-	1,322,676	1,322,676
Balances September 30, 2018	$1,781,865	$(580,281)	$1,201,584

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(unaudited)

NOTE 6 - Derivative liabilities

The Company determined that the conversion features of the convertible notes represented embedded derivatives since the convertible notes are convertible into a variable number of shares upon conversion. Accordingly, the notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature is bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments is recorded as liabilities on the balance sheet with the corresponding amount recorded as a discount to each Note, with any excess of the fair value of the derivative component over the face amount of the note recorded as an expense on the issue date. Such discounts are amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the derivative liabilities are recorded in other income or expenses in the condensed statements of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet.

The Company valued the derivative liabilities at September 30, 2018, and December 31, 2017, at $2,072,214 and $3,842,211, respectively. The Company used the Black-Scholes pricing valuation model with the following assumptions as of September 30, 2018; risk-free interest rate of 2.36% and volatility of 133%, and the following assumptions at December 31, 2017, risk-free interest rate of 1.53% and volatility of 316%.

A summary of the activity related to derivative liabilities for the nine months ended September 30, 2018, is as follows:

(Restated)
September 30, 2018
Beginning Balance, December 31, 2017	$3,842,211
Initial Derivative Liability	1,133,704
Reclassification for note conversions and payments	(1,362,090)
Fair Value Change	(1,541,611)
Ending Balance, September 30, 2018	$2,072,214

Gain or (loss) on fair value of derivatives for the three and nine months ended September 30, 2018 and 2017 is comprised of:

	(Restated)		(Restated)
	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Initial derivative expense	$20,393	$3,157,811	$518,704	$5,334,582
Fair value change in derivatives	(864,898)	5,296,943	(1,541,611)	10,564,084
Loss (gain) on fair value of derivatives	$(844,505)	$8,454,754	$(1,022,907)	$15,898,666

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(unaudited)

Common stock

Stock Split

On January 16, 2019, the Company affected a 10,000 for 1 reverse stock split. All common stock share and per share information has been retroactively adjusted to reflect this reverse stock split.

During the nine months ended September 30, 2018, the Company issued 145,099 shares of common stock for conversion of $1,121,691 of principal and $55,742 of accrued interest, for a total of $1,177,433.

On May 9, 2018, the Company agreed to issue 2,500 shares of the Company’s common stock to Triton Funds, LP’s (“Triton”) affiliate, Triton Funds LLC (See Note 8). The shares were issued on May 18, 2018.

As of September 30, 2018, there were 951,667 shares of common stock issued and outstanding and 1,221 shares of common stock to be issued.

Stock Options

The following table summarizes activities related to stock options of the Company for the nine months ended September 30, 2018:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Life (Years)
Outstanding and exercisable at December 31, 2017	1	$11,030,000	7.19
Outstanding and exercisable at September 30, 2018 (Restated)	1	$11,030,000	6.44

The following table summarizes stock option information as of September 30, 2018:

Exercise Prices	Outstanding	Weighted Average Contractual Life	Exercisable
$75,0000,000	0	3.48 Years	0
$2,500,000	1	6.85 Years	1
Total	1	6.44 Years	1

Warrants

For the nine months ended September 30, 2018, the Company did not grant any warrants, and there were no exercises of any existing warrants. The following table summarizes the activity related to warrants of the Company for the nine months ended September 30, 2018:

	Number of Warrants	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Life (Years)
Outstanding and exercisable at December 31, 2017	1	$4,470,000	2.49
Outstanding and exercisable at September 30, 2018 (Restated)	1	$4,470,000	1.74

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

On January 3, 2018, the Company entered into a Strategic Alliance Agreement with QBRICS, Inc. (“QBRICS”), a corporation organized under the laws of Delaware engaged in providing customized private blockchain platforms and solutions for governmental and non-governmental departments / agencies / units for the purpose of promoting QBRICS’s relevant capabilities, products and/or service solutions, and pursuant to which QBRICS will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with QBRICS, and delivered through the Company or a QBRICS-designated distribution affiliate or sales channel. As of September 30, 2018, the Company has not recognized any revenue or expenses related to this agreement.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Joint Venture Agreements

Effective December 21, 2017, the Company entered into a Joint Venture Agreement (the “Agreement”) with DarkPulse Technologies, Inc. (“DarkPulse”), pursuant to which (1) the parties formed a joint venture limited liability company in Delaware to develop, market and sell products and services based on DarkPulse’s patented BOTDA dark-pulse technology (the “Technology”) to be owned 40% by the Company and 60% by Dark Pulse (the “JV”); (2) the Company would fund $10,000 in initial capital to the JV; and (3) and the JV would have a royalty-free non-exclusive license to use the Technology in the North America, Asia and European government, military and CI/KR (Critical Infrastructure / Key Resources) market segments. While DarkPulse has a controlling financial interest in the JV, the Company and DarkPulse jointly manage the JV, and any significant decisions and/or actions of the JV require the mutual consent of both parties. On January 25, 2018, our CEO was appointed to the Board of Directors of DarkPulse, and on February 5, 2018, he was also named Co-CEO of DarkPulse. Additionally, during the nine months ended September 30, 2018, the Company funded $89,450 to the JV and was the only party with a financial risk in the JV. Due to the termination of the relationship between our CEO and DarkPulse in 2019, the company recorded a loss of these funds in the amount of $89,450. On March 26, 2019, DarkPulse notified the JV that it was terminating the JV’s license to DarkPulse’s technology.

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Subsequent to September 30, 2018, the holders of the Company’s convertible notes converted $105,000 of the principal and interest balance of the convertible notes into 25,000 shares of common stock.

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

On July 8, 2019, the Company issued 68,028 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $10,177 portion of the Company’s convertible promissory note issued to Adar on May 3, 2017

On July 25, 2019, the Company issued 71,424 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $10,685 portion of the Company’s convertible promissory note issued to Adar on May 3, 2017

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(unaudited)

On August 5, 2019, the Company entered into a Strategic Alliance Agreement with Easy Aerial, Inc., a Delaware corporation, a small business which designs, produces, deploys and supports IT network integrated and fully autonomous drone-based solutions for perimeter security, first responders and incident management applications. Easy Aerial products include patented and cutting-edge technologies which are all implemented to create a highly reliable, dependable and effective system to deliver improved security and surveillance communications for the purpose of early detection and identification of security threats, for the purpose of forming a project-based business partnership channel for governmental and non-governmental departments, agencies, or units to promote Easy Aerial’s relevant capabilities, products and/or service solutions.

On August 5, 2019, the Company issued 66,966 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $10,681 portion of the Company’s convertible promissory note issued to Adar on May 3, 2017

Note 10 – Restatement of Previously Issued Financial Statements

Effective January 1, 2018, the Company acquired all of the issued and outstanding shares of HELPCOmm. Inc. (“HelpComm”), a telecom construction and services corporation located in Manassas, Virginia, in exchange for $25,000 of cash and 100,000 shares of Series D Convertible Preferred Stock (the “Acquisition”). On March 12, 2019, the Company and HelpComm entered into a Rescission, Settlement and Confidentiality Agreement with Mutual Releases, whereby the acquisition of HelpComm was fully rescinded effective retroactive to January 1, 2018. The Company has restated its previously issued September 30, 2018 financial statements. The adjustments to the previously issued financial statements reflect the following:

a) remove all transactions related to HelpComm

b) remove interest accrued in error on a settlement amount that was non-interest bearing

c) change value of derivative liability based on the Black-Scholes model

The Company has restated its 2018 financial statements and numbers therein; the 2017 financial statements and numbers therein have not been modified from the historical filings.

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(unaudited)

BRAVATEK SOLUTIONS, INC.
BALANCE SHEET
As of September 30, 2018
	As Previously
	Filed	Adjustments		As Restated

CURRENT ASSETS
Cash	$8,713	$(8,713)	a	$-
Accounts receivable	261,164	(255,414)	a	5,750
Prepaid expenses and other current assets	252,671	(193,428)	a	59,243
Work in process	351,730	(351,730)	a	-
TOTAL CURRENT ASSETS	874,278	(809,285)	a	64,993
			a
Property and equipment, net	252,253	(237,403)	a	14,850
Intangible assets, net	1,685,705	(1,685,705)	a	-
Goodwill	1,339,259	(1,339,259)	a	-
TOTAL ASSETS	$4,151,495	$(4,071,652)		$79,843

CURRENT LIABILITIES
Convertible notes payable, net of discounts	$1,201,584	$-	a	$1,201,584
Notes payable	903,000	(72,212)	a	830,788
Revolving line of credit	385,667	(385,667)	a	-
Bank term loans	98,848	(98,848)	a	-
Bank overdraft	17,089	-		17,089
Accounts payable and accrued liabilities	1,003,796	(819,906)	a	183,890
Accounts payable, related party	463,372	(126,189)	a	337,183
Accrued interest	418,505	(40,110)	b	378,395
Capital leases payable	6,816	(6,816)	a	-
Derivative liabilities	1,823,178	249,036	c	2,072,214
Contract liability	86,232	(86,232)	a	-
TOTAL CURRENT LIABILITIES	6,408,087	(1,386,944)		5,021,143

LONG-TERM LIABILITIES
Notes payable	115,173	(115,173)	a	-
Bank term loans	155,944	(155,944)	a	-
Series D convertible preferred stock	1,440,000	(1,440,000)	a	-
TOTAL LIABILITIES	8,119,204	(3,098,061)		5,021,143

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series B preferred stock	26	-		26
Series C preferred stock	32	-		32
Common stock	7,523,410	(960,000)	a	6,563,410
Common stock to be issued	66,917	-		66,917
Additional paid in capital	21,192,728	819,159	c	22,011,887
Accumulated deficit	(32,748,933)	(834,639)	abc	(33,583,572)
TOTAL STOCKHOLDERS' DEFICIT	(3,965,820)	(975,480)		(4,941,300)
Noncontrolling interest	(1,889)	1,889		-
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,151,495	$(4,073,541)		$79,843

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(unaudited)

BRAVATEK SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2018

	As Previously
	Filed	Adjustments		As Restated

REVENUES
Sales, other	$662,199	$(660,551)	a	$1,648
Sales, related party	-	-		-
Total sales	662,199	(660,551)		1,648
Cost of services	474,469	(472,494)		1,975
GROSS PROFIT (LOSS)	187,730	(188,057)		(327)

OPERATING EXPENSES
Selling expenses	52,188	(21,319)	a	30,869
General and administrative	698,338	(493,404)	a	204,934
Research and development	15,000	-		15,000
TOTAL OPERATING EXPENSES	765,526	(514,723)		250,803

OPERATING LOSS	(577,796)	326,666		(251,130)

OTHER INCOME (EXPENSES)
Interest expense	(67,379)	24,419	a	(42,960)
Gain on investment in joint venture	-	8,519	a	8,519
Other income	33,015	(31,515)	a	1,500
Loss on rescinded acquisition	-	(110,522)	a	(110,522)
Write-down of assets	-	(51,640)	a	(51,640)
Gain (loss) on fair value of derivatives	428,696	415,809	c	844,505
Amortization of debt discount	(370,809)	114,315	c	(256,494)
TOTAL OTHER INCOME (EXPENSE), NET	23,523	369,385		392,908

NET INCOME (LOSS)	$(554,273)	$696,051		$141,778

EARNINGS (LOSS) PER SHARE BASIC	$(0.59)			$0.15

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(unaudited)

BRAVATEK SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2018

	As Previously
	Filed	Adjustments		As Restated

REVENUES
Sales, other	$2,480,559	$(2,478,893)	a	$1,666
Sales, related party	24,837	-		24,837
Total sales	2,505,396	(2,478,893)		26,503
Cost of services	1,923,000	(1,916,431)		6,569
GROSS PROFIT (LOSS)	582,396	(562,462)		19,934

OPERATING EXPENSES
Selling expenses	52,888	(2,019)	a	50,869
General and administrative	4,272,758	(1,313,401)	a	2,959,357
Research and development	31,750	-		31,750
TOTAL OPERATING EXPENSES	4,357,396	(1,315,420)		3,041,976

OPERATING LOSS	(3,775,000)	752,958		(3,022,042)

OTHER INCOME (EXPENSES)
Interest expense	(185,230)	54,822	a	(130,408)
Loss on investment in joint venture	-	(89,450)	a	(89,450)
Other income	45,963	(41,458)	a	4,505
Loss on rescinded acquisition	-	(370,946)	a	(370,946)
Write-down of assets	-	(51,640)	a	(51,640)
Gain (loss) on fair value of derivatives	3,037,949	(2,015,042)	c	1,022,907
Gain (loss) on extinguishment of debt	(23,021)	-		(23,021)
Amortization of debt discount	(1,768,134)	445,458	c	(1,322,676)
TOTAL OTHER INCOME (EXPENSE), NET	1,107,527	(2,068,256)		(960,729)

NET INCOME (LOSS)	$(2,667,473)	$(1,315,298)		$(3,982,771)

EARNINGS (LOSS) PER SHARE BASIC	$(2.98)			$(4.44)

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(unaudited)

BRAVATEK SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2018

	As Previously
	Filed	Adjustments		As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,667,473)	$(1,315,298)		$(3,982,771)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	496,364	(411,298)	a	85,066
Loss on rescinded acquisition	-	370,946	a	370,946
Write-down of assets	-	51,640	a	51,640
(Gain) loss on extinguishment of debt	23,021	-	a	23,021
Amortization of debt discounts	1,768,134	(445,458)	c	1,322,676
(Gain) loss on fair value of derivatives	(3,037,949)	2,015,042	c	(1,022,907)
Loss on investment in joint venture	-	89,450	a	89,450
Stock issued for donation	-	25,000	a	25,000
Voting control value of preferred stock issued	2,333,140	-	a	2,333,140
Changes in operating assets and liabilities:
Accounts receivable, related party	-	-	a	-
Accounts receivable	150,697	(146,447)	a	4,250
Prepaid expenses and other current assets	(201,838)	114,016	a	(87,822)
Work in progress	(61,489)	61,489	a	-
Accounts payable and accrued liabilities	267,860	(147,514)	a,b	120,346
Accounts payable and accrued liabilities, related party	145,193	(126,189)	a	19,004
Contract liability	61,476	81,432		142,908
NET CASH USED IN OPERATING ACTIVITIES	(722,864)	216,811		(506,053)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in HelpComm acquisition	46,910	(441,356)	a	(394,446)
Purchase of property and equipment	(10,193)	10,193	a	-
Investment in joint venture	-	(89,450)	a	(89,450)
Purchase of note receivable	-	-	a	-
Purchase of exclusivity	(90,742)	60,362	a	(30,380)
NET CASH USED IN INVESTING ACTIVITIES	(54,025)	(460,251)		(514,276)

CASH FLOWS FROM BY FINANCING ACTIVITIES
Payments of principal on notes and leases payable	(69,961)	69,961	a	-
Payments of principal on convertible notes payable	(95,111)	-	a	(95,111)
Payments of principal on bank term notes payable	(67,952)	67,952	a	-
Proceeds from issuance of convertible debt, net	842,002	66,992	a	908,994
Proceeds from revolving line of credit	626,600	(626,600)	a	-
Payments on revolving line of credit	(656,422)	656,422	a	-
Bank overdraft	17,089	-	a	17,089
NET CASH PROVIDED BY FINANCING ACTIVITIES	596,245	234,727		830,972

NET INCREASE IN CASH AND CASH EQUIVALENTS	(180,644)	(8,713)		(189,357)

CASH AND CASH EQUIVALENTS
Beginning of period	189,357	-		189,357

End of period	8,713	(8,713)		-

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

Revenue

For the three and nine months ended September 30, 2018, the Company had revenues of $1,648 and $26,503, respectively, compared to $75,498 and $75,498, respectively, for the three and nine months ended September 30, 2017. The Company had related party sales of $24,837 from Bravatek in 2018.

Cost of Services

For the three and nine months ended September 30, 2018, cost of services of $1,975 and $6,569, respectively, compared to $2,203 and $3,286, respectively, for the three and nine months ended September 30, 2017.

Operating Expenses

For the three and nine months ended September 30, 2018, the Company had operating expenses of $250,803 and $3,041,976, respectively, compared to $248,802 and $492,168 for the three and nine months ended September 30, 2017, respectively. The increase in operating expenses was predominantly attributable to $2,333,140 related to the issuance of Series E Preferred Stock to the Company’s CEO (see Note 7 to the financial statements).

Other Income (Expenses)

Other (income) expense, net, for the three and nine months ended September 30, 2018 was $392,908 and $(960,729), respectively, compared to other expense, net, of $8,967,8993 and $16,906,916, respectively, for the three and nine months ended September 30, 2017.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest expense	$299,454	$574,272	$1,453,084	$1,063,171
(Gain) Loss on investment in joint venture	(8,519)	-	89,450	-
Loss (gain) on fair value of derivatives	(844,505)	8,454,754	(1,022,907)	15,898,666
Loss on rescinded acquisition	110,522	-	370,946	-
Loss on write-down of assets	51,640	-	51,640	-
Loss on debt extinguishment	-	(63,727)	23,021	(63,727)
Other expense (income)	(1,500)	2,600	(4,505)	8,806
Total	$(392,908)	$8,967,899	$960,729	$16,906,916

Included in interest expense for the three and nine months ended September 30, 2018 is $256,494 and $1,322,676, respectively for amortization expense of debt discounts, and for the three and nine months ended September 30, 2017, amortization of debt discounts was $501,347 and $695,777, respectively.

Net Loss

The Company had a net income (loss) of $141,778 and ($3,982,771) for the three and nine months ended September 30, 2018, respectively, compared to net losses of ($9,143,406) and ($17,326,872) for the three and nine months ended September 30, 2017, respectively. The decrease in the net loss for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, was predominantly due to the changes in other income (expenses), detailed above, partially offset by the voting control value of the Series E Preferred Stock of $2,333,140

Liquidity and Capital Resources

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

For the nine months ended September 30, 2018, we primarily funded our business operations with $908,994 of proceeds from convertible note financings. These proceeds funded our business operations and were also used to fund $30,380 for our Agreement with MHC. We may conduct a private placement offering to seek to raise the necessary working capital to continue to fund our business operations, or continue to rely on the issuance of convertible promissory notes to fund our business operations. We have also filed a registration statement to register shares of common stock for issuance to and purchase by Triton Funds, LP pursuant to the Equity Purchase Agreement we executed with them on May 9, 2018, which agreement was amended effective as of August 30, 2018.

As of September 30, 2018, we had cash of $0, as compared to $189,357 at December 31, 2017. As of September 30, 2018, we had current liabilities of $5,021,143 (including $2,072,214 of non-cash derivative liabilities), compared to current assets of $64,993, which resulted in a working capital deficit of $4,956,150. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities and notes payable.

Operating Activities

For the nine months ended September 30, 2018, net cash used in operating activities was $506,053, compared to $562,705 for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, our net cash used in operating activities was primarily attributable to the net loss of $3,982,771 adjusted by the non-cash expenses of the voting control value of the Series E Preferred Stock of $2,333,140 and amortization of debt discounts of $1,322,676 and depreciation and amortization expense of $85,066, and reduced by the non-cash gain of $1,022,907 on the fair value change of derivatives. Net changes of $198,686 in operating assets and liabilities increased the cash used in operating activities. For the nine months ended September 30, 2017, our net cash used in operating activities was primarily attributable to the net loss adjusted by the loss on fair value of derivatives, amortization of debt discounts, non-cash interest and fees related to convertible promissory notes and depreciation. Net changes of $75,556 in operating assets and liabilities impacted the cash flows from operating activities.

Investing Activities

For the nine months ended September 30, 2018, cash used in investing activities of $514,276 was comprised of payments of $394,446 to acquire HelpComm, $89,450 for an investment in joint venture and $30,380 for intangible assets. For the nine months ended September 30, 2017, the Company invested $200,000 in a strategic alliance with HelpComm.

Financing Activities

For the nine months ended September 30, 2018, the net cash provided by financing activities was $830,972, compared to $974,236 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we received $908,994 from the issuance of convertible notes. The net cash provided by financing activities of $974,236 for the nine months ended September 30, 2017, resulted from proceeds of $1,602,030 from the issuances of convertible notes and $11,301 from related party notes. The company made payments of $600,944 against notes payable and convertible notes payable and $38,151 repayments of notes payable- related.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 6, 2018, the Company issued 14,117 shares of common stock to Carebourn Capital LP (“Carebourn”) in partial satisfaction of its obligations under, and the holder’s election to convert $84,469 principal portion and $4,466 accrued interest, of, the Company’s convertible promissory note issued to Carebourn on June 8, 2017.

On August 28, 2018, the Company issued 5,353 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert $20,000 principal portion and $1,414 accrued interest, of, the Company’s convertible promissory note issued to Carebourn on January 26, 2018.

On September 6, 2018, the Company issued 5,500 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $22,000 principal portion and $0 accrued interest, of, the Company’s convertible promissory note issued to Carebourn on December 26, 2017.

On September 6, 2018, the Company issued 41,603 shares of common stock to Jonathan Bolton for the conversion of 40,000 of Series D Convertible Preferred Stock.

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

BRAVATEK SOLUTIONS, INC.

Date: August 20, 2019	By:	/s/ Thomas A. Cellucci
Thomas A. Cellucci
Chief Executive Officer

