Form 10-Q
period 2019-09-30
Bravatek Solutions, Inc.
filed 2019-11-15
CIK 1449574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, the Company had 3,826,520 issued and outstanding shares of common stock.

BRAVATEK SOLUTIONS, INC.

BRAVATEK SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS
Cash	$1,509	$14,094
Accounts receivable, net	112,500	27,836
Prepaid expenses and other current assets	31,446	70,126
TOTAL CURRENT ASSETS	145,455	112,056

Property and equipment, net	5,814	12,591
TOTAL ASSETS	$151,269	$124,647

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Convertible notes payable, net of discounts	$1,869,746	$1,415,845
Notes payable	430,788	830,788
Accounts payable and accrued liabilities	258,983	225,721
Accounts payable, related party	500,529	367,432
Accrued interest	550,807	416,646
Accrued settlement	385,000	-
Derivative liabilities	4,440,863	5,540,889
TOTAL CURRENT LIABILITIES	8,436,716	8,797,321

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock (5,000,000 shares authorized; par value $0.0001, -0- shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	-	-
Series B preferred stock (350,000 shares authorized; par value $0.0001, 264,503 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	26	26
Series C preferred stock (1,000,000 shares authorized; par value $0.0001, 319,768 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	32	32
Series D preferred stock (60,000 shares authorized; par value $0.0001, -0- shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	-	-
Series E preferred stock (1 share authorized; par value $0.0001, 1 share issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	-	-
Common stock (10,600,000,000 shares authorized; no par value; 2,451,271 and 986,667 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	6,916,970	6,668,410
Common stock to be issued (1,221 shares issuable at September 30, 2019 and December 31, 2018, respectively)	66,917	66,917
Additional paid in capital	22,564,059	22,186,887
Accumulated deficit	(37,833,451)	(37,594,946)
TOTAL STOCKHOLDERS' DEFICIT	(8,285,447)	(8,672,674)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$151,269	$124,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAVATEK SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

REVENUES
Sales, other	$112,912	$1,648	$113,532	$1,666
Sales, related party	-	-	85,750	24,837
Total sales	112,912	1,648	199,282	26,503
Cost of services	33,738	1,975	53,444	6,569
GROSS PROFIT (LOSS)	79,174	(327)	145,838	19,934

OPERATING EXPENSES
Selling expenses	5,082	30,869	14,877	50,869
General and administrative	174,912	204,934	529,062	2,959,357
Research and development	-	15,000	-	31,750
TOTAL OPERATING EXPENSES	179,994	250,803	543,939	3,041,976

OPERATING LOSS	(100,820)	(251,130)	(398,101)	(3,022,042)

OTHER INCOME (EXPENSES)
Interest expense	(64,311)	(42,960)	(182,015)	(130,408)
Gain (loss) on investment in joint venture	-	8,519	-	(89,450)
Other income (expense)	-	1,500	(31,609)	4,505
Loss on rescinded acquisition	-	(110,522)	-	(370,947)
Loss on write down of asset	-	(51,640)	(22,900)	(51,640)
Gain (loss) on fair value of derivatives	(527,801)	844,505	1,082,874	1,022,907
Gain (loss) on extinguishment of debt	(80,000)	-	(80,000)	(23,020)
Amortization of debt discount	(94,287)	(256,494)	(606,754)	(1,322,676)
TOTAL OTHER INCOME (EXPENSE), NET	(766,399)	392,908	159,596	(960,729)

NET INCOME (LOSS)	$(867,219)	$141,778	$(238,505)	$(3,982,771)

EARNINGS (LOSS) PER SHARE BASIC
Basic	$(0.51)	$0.15	$(0.17)	$(4.46)
Diluted	$(0.51)	$0.09	$(0.17)	$(4.46)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,716,914	938,491	1,411,243	892,236
Diluted	1,716,914	1,542,319	1,411,243	892,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAVATEK SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Three and Nine Months Ended September 30, 2019 and 2018
(unaudited)

	Series B		Preferred Stock Series C		Series E		Common Stock		Common Stock to be issued		Additional Paid	Retainted Deficit	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital		Deficit
Balance, December 31, 2018	264,503	$26	319,768	$32	1	$-	986,667	$6,668,410	1,221	$66,917	$22,186,887	$(37,594,946)	$(8,672,674)

Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	328,909	88,900	-	-	-	-	88,900
Round up shares for reverse stock split	-	-	-	-	-	-	6,074	-	-	-	-	-	-
Reclassification of derivative liabilities upon conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	230,845	-	230,845
Net income for the three months ended March 31, 2019	-	-	-	-	-	-	-	-	-	-	-	1,233,148	1,233,148

Balance, March 31, 2019	264,503	26	319,768	32	1	-	1,321,650	6,757,310	1,221	66,917	22,417,732	(36,361,798)	(7,119,781)

Common stock retained by sellers of HelpComm	-	-	-	-	-	-	41,604	-	-	-	-	-	-
Round up shares for reverse stock split	-	-	-	-	-	-	61	-	-	-	-	-	-
Net loss for the three months ended June 30, 2019	-	-	-	-	-	-	-	-	-	-	-	(604,434)	(604,434)

Balance, June 30, 2019	264,503	26	319,768	32	1	-	1,363,315	6,757,310	1,221	66,917	22,417,732	(36,966,232)	(7,724,215)

Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	887,956	109,660	-	-	-	-	109,660
Common stock issued for services	-	-	-	-	-	-	200,000	50,000	-	-	-	-	50,000
Reclassification of derivative liabilities upon conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	146,327	-	146,327
Net loss for the three months ended September 30, 2019	-	-	-	-	-	-	-	-	-	-	-	(867,219)	(867,219)

Balance, September 30, 2019	264,503	$26	319,768	$32	1	$-	2,451,271	$6,916,970	1,221	$66,917	$22,564,059	$(37,833,451)	$(8,285,447)

Balance, December 31, 2017	264,503	$26	319,768	$32	-	$-	804,068	$5,385,977	1,221	$66,917	$18,291,657	$(29,600,801)	$(5,856,192)

Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	71,739	711,663	-	-	-	-	711,663
Reclassification of derivative liabilities upon conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	894,632	-	894,632
Net loss for the three months ended March 31, 2018	-	-	-	-	-	-	-	-	-	-	-	(1,066,315)	(1,066,315)

Balance, March 31, 2018	264,503	26	319,768	32	-	-	875,807	6,097,640	1,221	66,917	19,186,289	(30,667,116)	(5,316,212)

Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	48,389	333,420	-	-	-	-	333,420
Series E Preferred stock issued	-	-	-	-	1	-	-	-	-	-	2,333,140	-	2,333,140
Reclassification of derivative liabilities upon conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	357,695	-	357,695
Shares Issued for Donation	-	-	-	-	-	-	2,500	-	-	-	25,000	-	25,000
Net loss for the three months ended June 30, 2018	-	-	-	-	-	-	-	-	-	-	-	(3,058,234)	(3,058,234)

Balance, June 30, 2018	264,503	26	319,768	32	1	-	926,696	6,431,060	1,221	66,917	21,902,124	(33,725,350)	(5,325,191)

Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	22,471	132,350	-	-	-	-	132,350
Reclassification of derivative liabilities upon conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	84,763	-	84,763
Shares Issued for Donation	-	-	-	-	-	-	2,500	-	-	-	25,000	-	25,000
Net income for the three months ended September 30, 2018	-	-	-	-	-	-	-	-	-	-	-	141,778	141,778

Balance, September 30, 2018	264,503	$26	319,768	$32	1	$-	951,667	$6,563,410	1,221	$66,917	$22,011,887	$(33,583,572)	$(4,941,300)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAVATEK SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(238,505)	$(3,982,771)
Adjustments to reconcile net income (loss) to net cash used in operations:
Amortization and depreciation	6,777	85,066
Loss on rescinded acquisition	-	370,947
Loss on extinguishment of debt	80,000	23,020
Amortization of debt discounts	606,754	1,322,676
(Gain) on fair value of derivatives	(1,082,874)	(1,022,907)
Loss on write down of asset	22,900	51,640
Convertible debentures issued for penalty	10,500	-
Loss on investment in joint venture	-	89,450
Stock issued for donation	-	25,000
Stock issued for services	50,000	0
Voting control value of preferred stock issued	-	2,333,140
Changes in operating assets and liabilities:
Accounts receivable	(84,664)	4,250
Prepaid expenses and other current assets	15,780	(87,822)
Accounts payable and accrued liabilities	33,262	120,346
Accounts payable and accrued liabilities, related party	133,097	19,004
Accrued interest	181,068	142,908
NET CASH USED IN OPERATING ACTIVITIES	(265,905)	(506,053)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in HelpComm acquisition	-	(394,446)
Investment in joint venture	-	(89,450)
Purchase of exclusivity rights	-	(30,380)
NET CASH USED IN INVESTING ACTIVITIES	-	(514,276)

CASH FLOWS FROM BY FINANCING ACTIVITIES
Payments of principal on convertible notes payable	(11,700)	(95,111)
Proceeds from issuance of convertible debt , net	265,020	908,994
Bank overdraft		17,089
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	253,320	830,972

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,585)	(189,357)

CASH AND CASH EQUIVALENTS
Beginning of period	14,094	189,357

End of period	$1,509	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	47,854	$112,953
Cash paid for income taxes	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued in settlement of debt and interest on convertible debt	$198,560	$1,177,433
Original issue discounts	$18,175	$92,000
Original debt discount against derivative liabilities	$360,020	$1,133,704
Initial value of derivative liabilities	$654,205	$1,541,611
Reclassification of derivatives upon conversion of convertible debt	$377,172	$1,362,090
Convertible debenture issued with debt settlement	$95,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Basis of Presentation

The unaudited condensed consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses, an accumulated deficit of $37,833,451 and has a working capital deficit of $8,291,261 as of September 30, 2019, which raises substantial doubt about its ability to continue as a going concern.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Advertising and Promotion

The Company expenses advertising costs as incurred. Advertising expenses for nine months ended September 30, 2019 and 2018 was $14,877 and $50,869, respectively.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2019, and December 31, 2018, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

Fair Value of Financial Instruments

At September 30, 2019 and December 31, 2018, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value
	As of	Fair Value Measurements at
	September 30,	September 30, 2019
Description	2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$4,440,863	$-	$-	$4,440,863

	Fair Value
	As of	Fair Value Measurements at
	December 31,	December 31, 2018
Description	2018	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$5,540,889	$-	$-	$5,540,889

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ Topic 606 “), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. The Company had no significant post-delivery obligations; therefore, this new standard did not result in a material recognition of revenue on the Company’s accompanying financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Basic and Diluted Earnings Per Share

As of September 30, 2019, and 2018, there were warrants and options to purchase 2 and 2 shares, respectively, of common stock and the Company’s outstanding convertible debt is convertible into approximately 22,599,284 and 603,828 shares, respectively, of common stock. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following table illustrates the computation of basic and diluted EPS for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months ended September 30, 2019			For the Three Months ended September 30, 2018
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS
Income (loss) available to stockholders	$(867,219)	1,716,914	$(0.51)	$141,778	938,491	$0.15
Effect of Dilutive Securities
Convertible debt			-		603,828	-
Dilute EPS
Income (loss) available to stockholders plus
assumed conversions	$(867,219)	1,716,914	$(0.51)	$141,778	1,542,319	$0.09

	For the Nine Months ended September 30, 2019			For the Nine Months ended September 30, 2018
	Net Income (Loss)	Shares	Per Share Amount	NetIncome (Loss)	Shares	Per Share Amount
Basic EPS
Income (loss) available to stockholders	$(238,505)	1,411,243	$(0.17)	$(3,982,771)	892,236	$(4.46)
Effect of Dilutive Securities
Convertible debt			-			-
Dilute EPS
Income (loss) available to stockholders plus
assumed conversions	$(238,505)	1,411,243	$(0.17)	$(3,982,771)	892,236	$(4.46)

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Note 3 – Related Party Transactions

As of September 30, 2019, and December 31, 2018, included in accounts payable - related party is $500,529 and $367,432, respectively, for amounts owed to the Company’s CEO.

For the nine months ended September 30, 2019, the Company recognized revenue from DarkPulse Technology Holdings Inc., a former joint venture partner, of $85,750 which is included in Sales, related party on the financial statements. For the nine months ended September 30, 2018, the Company recognized revenue from Mile High Construction, a former joint venture partner, $24,837 which is included in Sales, related party on the financial statements.

Note 4 – Accrued Settlement

On July 3, 2019, the Company entered into a settlement agreement with Global in connection with the $400,000 note payable (See Note 5), whereby the Company agreed to pay $385,000 in cash and issue a convertible note payable for $95,000. The cash is to be paid $7,500 at the end of each calendar month with the unpaid balance accruing interest at 10% after one year. The convertible note accrues interest at 10% per annum after one year and is convertible into shares of common stock based on the average of the three lowest closing bid prices 10 days prior to conversion. If the Company does not make the required $7,500 monthly payments, it is required to issue a $5,000 convertible note, with term similar to the above, for each month the $7,500 payment is not made. As of September 30, 2019, the Company had not made any of the $7,500 monthly payments. In connection with this settlement, the Company recognized a loss on the settlement of debt of $80,000. The Company did not make any $7,500 payments for July and August of 2019 (making September’s $7,500 payment in October), and the Company is obligated to issue Global two $5,000 convertible notes for the July and August missed payments.

Note 5 – Notes Payable

Notes payable consisted of the following at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Notes issued from May 18, 2010 to June 27, 2013 (A)	$-	$400,000
Notes issued from December 18, 2012 to May 30, 2013 (B)	199,960	199,960
Notes issued from July 12, 2013 to June 16, 2014 (C)	230,828	230,828
Total notes payable	$430,788	$830,788

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

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

On June 15, 2015, Company entered into a Settlement Agreement and Partial Waiver and Release (the “Settlement Agreement”) with Global. Global owned 2,377,500 shares of the Company’s Series A Convertible Preferred Stock and is the holder of outstanding promissory notes in the original principal amount of $558,500, with accrued interest thereon due to Global of approximately $267,960 (the “Global Notes”) immediately prior to the Settlement Agreement. Pursuant to the Settlement Agreement, Global agreed to (1) waive interest due of $267,960 under the Global Notes and $158,500 of principal, such that only $400,000 of principal and interest would be considered outstanding as of the settlement agreement date, and (2) immediately return all of the Preferred Stock to the Company for cancellation, in consideration for the Company issuing 856 shares of common stock to Global. As of June 15, 2015, the note is payable on demand as part of the Settlement Agreement. As of September 30, 2019, and December 31, 2018, the note balance was $0 and $400,000, respectively. See Note 4.

(B) The Company issued five notes from December 18, 2012 to May 30, 2013 totaling $199,960 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from December 18, 2014 through May 30, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no change in original terms of the agreements. The notes payable was again extended on August 6, 2015, through January 1, 2016, with no change in original terms of the agreement. As of September 30, 2019, and December 31, 2018, the note balance was $199,960 and the notes are currently in default.

(C) The Company issued six notes from July 12, 2013 to June 16, 2014, totaling $230,828 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually and matured from July 12, 2014 through June 16, 2015. On February 16, 2015, the Company secured a notes payable extension through April 1, 2015, with no other changes in original terms of the agreements. The notes payable was again extended on August 6, 2015, through January 1, 2016, with no other changes in original terms of the agreements. As of September 30, 2019, and December 31, 2018, the note balance was $230,828 and the notes are currently in default.

Note 6 – Convertible Notes Payable

Convertible notes payable consisted of the following at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Issued on December 19, 2014 for $156,000; accrues interest at 8% per annum; due December 19, 2015 (in default); convertible at 68% of the lowest closing price 20 days prior to conversion	$121,767	$135,371
Issued on May 1, 2017 for $50,000; accrues interest at 8% per annum; due May 1, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	50,000	50,000
Issued on May 1, 2017 for $50,000; accrues interest at 8% per annum; due May 1, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	50,000	50,000
Issued on May 1, 2017 for $17,500; accrues interest at 8% per annum; due May 1, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	17,500	17,500
Issued on May 1, 2017 for $25,000; accrues interest at 8% per annum; due May 1, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	25,000	25,000
Issued on May 3, 2017 for $29,700; accrues interest at 8% per annum; due May 3, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	-	29,700
Issued on May 3, 2017 for $25,300; accrues interest at 8% per annum; due May 3, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	-	25,300
Issued on May 3, 2017 for $22,000; accrues interest at 8% per annum; due May 3, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	-	22,000
Issued on June 8, 2017 for $140,750; accrues interest at 8% per annum; due June 8, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	140,750	140,750
Issued on June 8, 2017 for $140,750; accrues interest at 8% per annum; due June 8, 2018 (in default); convertible at 55% of the lowest closing price 20 days prior to conversion	140,750	140,750
Issued on December 26, 2017 for $120,750; accrues interest at 12% per annum; due June 26, 2018 (in default); convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	-	8,750
Issued on January 26, 2018 for $184,000; accrues interest at 10% per annum; due January 26, 2019 (in default); convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	130,567	150,000
Issued on April 2, 2018 for $45,000; accrues interest at 12% per annum; due October 2, 2018 (in default); convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	45,000	45,000
Issued on May 11, 2018 for $215,000; accrues interest at 12% per annum; due May 11, 2019 (in default); convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	215,000	215,000

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

Issued on June 21, 2018 for $184,000; accrues interest at 12% per annum; due June 21, 2019 (in default); convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	163,000	163,000
Issued on November 9, 2018 for $241,500; accrues interest at 10% per annum; due May 9, 2019 (in default); convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	202,800	214,500
Issued on December 4, 2018 for $54,500; accrues interest at 10% per annum; due June 4, 2019 (in default); convertible at 60% of the average of the three lowest closing price 20 days prior to conversion	54,500	54,500
Issued on November 7, 2017 for $120,750; accrues interest at 10% per annum; due May 1, 2018 (in default); convertible at 60% of the lowest closing price 20 days prior to conversion	105,750	105,750
Issued on January 29, 2018 for $84,525; accrues interest at 10% per annum; due January 29, 2019 (in default); convertible at 60% of the lowest closing price 20 days prior to conversion	52,159	84,525
Issued on April 8, 2018 for $34,500; accrues interest at 10% per annum; due April 8, 2019 (in default); convertible at 60% of the lowest closing price 20 days prior to conversion	34,500	34,500
Issued on May 22, 2018 for $52,969; accrues interest at 10% per annum; due May 22, 2019 (in default); convertible at 60% of the lowest closing price 20 days prior to conversion	52,969	52,969
Issued on June 15, 2018 for $63,000; accrues interest at 10% per annum; due June 15, 2019 (in default); convertible at 60% of the lowest closing price 20 days prior to conversion	63,000	63,000
Issued on December 11, 2018 for $59,000; accrues interest at 12% per annum; due December 11, 2019; convertible at 60% of the lowest closing price 25 days prior to conversion	59,000	59,000
Issued on April 8, 2019 for $105,000; accrues interest at 8% per annum; due April 8, 2020; convertible at 60% of the lowest closing price 20 days prior to conversion	105,000	-
Issued on April 22, 2019 for $41,345; accrues interest at 12% per annum; due April 22, 2020; convertible at 60% of the lowest closing price 20 days prior to conversion	41,345	-
Issued on April 30, 2019 for $16,100; accrues interest at 10% per annum; due April 30, 2020; convertible at 60% of the lowest closing price 25 days prior to conversion	16,100	-
Issued on May 15, 2019 for $52,500; accrues interest at 8% per annum; due May 15, 2020; convertible at 60% of the lowest closing price 20 days prior to conversion	52,500	-
Issued on June 27, 2019 for $68,250; accrues interest at 8% per annum; due June 27, 2020; convertible at 60% of the lowest closing price 20 days prior to conversion	68,250	-
Issued on July 3, 2019 for $95,000; accrues interest at 10% per annum after one year; due July 3, 2020; convertible at 100% of the average of the three lowest closing price 10 days prior to conversion	105,000	-
Total convertible notes payable	2,112,207	1,886,865
Unamortized debt discount	(242,461)	(471,020)
Convertible notes payable, net	$1,869,746	$1,415,845

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

The following is a roll-forward of the Company’s convertible notes and related discounts for the nine months ended September 30, 2019:

	Principal	Debt
	Balance	Discount	Total
Balance, December 31, 2018	$1,886,865	$(471,020)	$1,415,845
New issuances	378,195	(378,195)	-
Issuances for penalties	10,500	-	10,500
Conversions	(151,653)	-	(151,653)
Cash payment	(11,700)	-	(11,700)
Amortization	-	606,754	606,754
Balance, September 30, 2019	$2,112,207	$(242,461)	$1,869,746

Note 7 - Derivative Liability

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

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the fair value of derivative liability at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Risk free rate	1.83%	2.56%
Volatility	304%	231%
Terms (years)	0.50 to 0.76	0.27 to 0.50
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the nine months ended September 30, 2019:

Derivative liability balance, December 31, 2018	$5,540,889
Issuance of derivative liability during the period	654,205
Fair value of beneficial conversion feature of debt converted	(377,172)
Change in derivative liability during the period	(1,377,059)
Derivative liability balance, September 30, 2019	$4,440,863

Loss on fair value of derivatives for the three and nine months ended September 30, 2019 and 2018 is comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Initial derivative expense	$5,940	$20,393	$294,185	$518,704
Fair value change in derivatives	521,861	(864,898)	(1,377,059)	(1,541,611)
Loss (gain) on fair value of derivatives	$527,801	$(844,505)	$(1,082,874)	$(1,022,907)

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

Note 8- Stockholders’ Deficit

Common stock

On July 27, 2018, the Company amended its Articles of Incorporation in the State of Colorado to increase the authorized shares of common stock to 10,600,000,000 shares. During the nine months ended September 30, 2019, the Company issued:

•	1,216,865 shares of common stock for conversion of $151,653 of principal and $46,907 of accrued interest, for a total of $198,560; and

•	200,000 shares of common stock to a consultant valued at $50,000 for playing an instrumental part in assisting the Company with obtaining approval of contract vehicle on both the SEWP contract vehicle, as well as the GSA Schedule 70 IT contract vehicle. The value of the shares were based on the Company’s stock price on the grant date.

During the nine months ended September 30, 2018, the Company issued 145,099 shares of common stock for conversion of $1,121,691 of principal and $55,742 of accrued interest, for a total of $1,177,433, and the Company agreed to issue 2,500 shares of the Company’s common stock to Triton Funds, LP’s (“Triton”) affiliate, Triton Funds LLC. (See Note 9)

Stock Options

The following table summarizes activities related to stock options:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Life (Years)
Outstanding and exercisable at December 31, 2018	1	$11,030,000	6.19
Outstanding and exercisable at September 30, 2019	1	$11,030,000	5.79

The following table summarizes stock option information as of September 30, 2019:

Exercise Prices	Outstanding	Weighted Average Contractual Life	Exercisable
$75,000,000	-	2.38 Years	0
$2,500,000	1	5.81 Years	1
Total	1	5.54 Years	1

Warrants

The following table summarizes the activity related to warrants:

	Number of Warrants	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Life (Years)
Outstanding and exercisable at December 31, 2018	1	$4,470,000	1.49
Outstanding and exercisable at September 30, 2019	1	$4,470,000	0.99

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

Note 9 – Commitments and Contingencies

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

On September 7, 2018, the Company filed a claim against Liberated Solutions, Inc. d/b/the Go Eco Group and Brian Conway for breach of contract and other causes of action in the County Court No. 2 for Travis County, Texas (case no. C-1-CV-18-008488), seeking approximately $55,000 in damages. On November 2, 2018, the court entered judgment against the defendants in favor of the Company for $55,000 in damages, plus $4,244 in attorney’s fees. To date the Company has not received any payments toward the judgement from Go Eco Group or Brian Conway, and has written the receivable off as a loss. On or about October 11, 2019, the Company received payment from Liberated to satisfy the judgement.

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

Strategic Alliance Agreements

On September 5, 2017, the Company entered into a Strategic Alliance Agreement with DarkPulse Technology Holdings Inc. (“DarkPulse”), a New York corporation engaged in manufacturing hardware and software based on its BOTDA (Brillouin Optical Time Domain Analysis) technology, designating the Company as DarkPulse’s project-based partnership channel for government and non-governmental departments, agencies and units, for the purpose of promoting DarkPulse’s products, and pursuant to which DarkPulse will cross-promote the Company’s products and services, and the Company will be paid sales commissions for clients introduces to DarkPulse by the Company. On October 19, 2017, the Company entered into an Addendum (the “Addendum”) to the Strategic Alliance Agreement with DarkPulse, pursuant to which Addendum the Company shall receive 20% of project revenue for DarkPulse’s “Five Deployments Eurasian Mining Project,” and 10% of project revenue for two additional DarkPulse agency agreements more specifically described in the Addendum. As of September 30, 2019, the Company has recognized $85,750 of revenue related to this agreement.

On January 5, 2018, the Company entered into a Strategic Alliance Agreement with QBRICS, Inc. (“QBRICS”), a corporation organized under the laws of Delaware engaged in providing customized private blockchain platforms and solutions for governmental and non-governmental departments / agencies / units for the purpose of promoting QBRICS’s relevant capabilities, products and/or service solutions, and pursuant to which QBRICS will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with QBRICS, and delivered through the Company or a QBRICS-designated distribution affiliate or sales channel. As of September 30, 2019, the Company has not recognized any revenue or expenses related to this agreement.

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

On January 4, 2018, the Company entered into a Strategic Alliance Agreement with AppGuard LLC (“AppGuard”), a corporation organized under the laws of Delaware engaged in providing anti-malware software for Windows devices, for the purpose of promoting AppGuard’s relevant capabilities, products and/or service solutions, and pursuant to which AppGuard will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with AppGuard, and delivered through the Company or a AppGuard-designated distribution affiliate or sales channel. As of September 30, 2019, the Company has recognized $1,666 in revenue and $738 in expenses related to the agreement.

On January 10, 2018, the Company entered into a Strategic Alliance Agreement with Fazync LLC (“Fazync”), a Colorado limited liability company engaged in providing energy-saving solutions and capabilities to the Critical Infrastructure/Key Resources arena, for the purpose of promoting Fazync’s relevant capabilities, products and/or service solutions, and pursuant to which Fazync will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with Fazync, and delivered through the Company or a Fazync-designated distribution affiliate or sales channel. As of September 30, 2019, the Company has not recognized any revenue or expenses related to this agreement.

On February 15, 2018, the Company entered into a Strategic Alliance Agreement (the “DP Telecom Strategic Alliance Agreement”) with IEVOLV Ventures, Inc., a California corporation engaged in providing turnkey telecom services (“IEVOLV”), and with DP Telecom Inc., a Wyoming corporation engaged in providing telecommunications implementation support for turn-key vendors with a focus on electrical and ground-based projects while providing logistical management for strategic partners in the northern California market (“DP Telecom” and together with IEVOLV the “MAP Partners”), for the purpose of promoting the MAP Partners’ relevant capabilities, products and/or service solutions, and pursuant to which the MAP Partners will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 15%-20% of project net profit for clients introduced by the Company. As of September 30, 2019, the Company has not recognized any revenue or expenses related to this agreement.

Pursuant to the DP Telecom Strategic Alliance Agreement, the parties also agreed that the Company would make every reasonable effort to fund $200,000 to DP Telecom within 60 days pursuant to a Credit Agreement attached to the DP Telecom Strategic Alliance Agreement as Exhibit A (the “Credit Agreement”), which the MAP Partners and the Company would execute at closing of the funding (the “Closing”). At the Closing, (1) Bravatek was to fund DP Telecom $200,000, (2) DP Telecom was to execute a secured promissory note (the “Note”) and security agreement (the “Security Agreement”) in the forms attached as exhibits to the Credit Agreement, (3) IEVOLV was to execute a guaranty (the “Guaranty”) in the form attached as an exhibit to the Credit Agreement, (4) each of DP Telecom and IEVOLV were to pay Bravatek 20% of their net profits for a minimum of 6 months following the Closing, and (5) each of DP Telecom and IEVOLV were to grant the Company a right of first refusal to provide telecom services for all telecom projects that either DP Telecom or IEVOLV receive for a minimum of 6 months following Closing. On March 1, 2018, the Company remitted $25,000 to DP Telecom in exchange for a Promissory Note. Since the entire $200,000 was not funded, other than the issuance of the Promissory Note, the parties have not proceeded to Closing and executed the additional agreements that were to be executed at Closing. The Company and DP Telecom entered into a settlement agreement on October 8, 2018 whereby DP Telecom agreed to repay the $25,000 with weekly payments of $300. As of September 30, 2019, the company has received $2,100 of the outstanding settlement agreement.

On March 14, 2018, the Company entered into a Strategic Alliance Agreement with OrangeHook, Inc. (“OrangeHook”), a Florida corporation engaged in the business of providing identification authentication and credentialing software, for the purpose of promoting OrangeHook’s relevant capabilities, products and/or service solutions, and pursuant to which OrangeHook will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with OrangeHook, and delivered through the Company or a OrangeHook-designated distribution affiliate or sales channel. As of September 30, 2019, the Company has not recognized any revenue or expenses related to this agreement.

On March 28, 2018, the Company entered into a Strategic Alliance Agreement with Center for Threat Intelligence, LLC (“Center”), a Washington limited liability company engaged in the business of providing critical threat intelligence training, for the purpose of promoting Center’s relevant capabilities, products and/or service solutions, and pursuant to which Center will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with Center, and delivered through the Company or a Center-designated distribution affiliate or sales channel. As of September 30, 2019, the Company has not recognized any revenue or expenses related to this agreement.

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

On May 11, 2018, the Company entered into a Strategic Alliance Agreement with KP Consulting, a Guam-based systems integration consulting services business. Pursuant to the agreement, the Company will offer a business advisory role to KP Consulting for prospective clients in the private and public sectors. KP Consulting will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with KP Consulting. As of September 30, 2019, the Company has not recognized any revenue or expenses related to this agreement.

On June 26, 2018, the Company entered into a Strategic Alliance Agreement with AG Capital Management, LLP (“AG”), a Kazakhstan-based company engaged in the business of providing scalable integrated secure IT services focused on financial, security, commerce and other markets for the purpose to streamline secure low-cost transactions. Pursuant to the agreement, the Company will offer a business advisory role to KP Consulting for prospective clients in the private and public sectors. AG will cross-promote the Company’s products and services, and the Company will be paid sales commissions in the range of 10%-20% of project revenue for clients introduced by the Company, registered with AG. As of September 30, 2019, the Company has not recognized any revenue or expenses related to this agreement.

On January 7, 2019, the Company entered into a Strategic Alliance Agreement with Optimized Fuel Technologies, a Wyoming corporation engaged in the business of manufacturing and distributing Electric Vehicles, for the purpose of developing a joint Product Solution and Application Strategy whereby targeted markets, potential clients, and types of applications can be developed. As of September 30, 2019, the Company has not recognized any revenue or expenses related to this agreement.

On March 25, 2019, the Company entered into a Strategic Alliance Agreement with MC Smart Controls, a Utah corporation engaged in the business of providing engineering, design, manufacturing, sales, marketing, and installation of irrigation controls, water flow sensors and IIOT (Industrial Internet of Things) technology, for the purpose developing and implementing joint Product Solution and Application Strategy for targeted markets, potential clients, and applications. As of September 30, 2019, the Company has not recognized any revenue or expenses related to this agreement.

On April 1, 2019, the Company entered into a Strategic Alliance Agreement with Cellcrypt, Inc, (Cellcrypt), a Delaware corporation engaged in the business of secure mobile communications for smartphones, tables, and desktop PCs and Macs that have and are being certified for US Government use for the purpose of promoting Cellcrypt’s products through Solutions for Enterprise-Wide Procurement (SEWP) Government-Wide Acquisition Contract (GWAC). As of September 30, 2019, the Company has not recognized any revenue or expenses related to this agreement.

On May 3, 2019, the Company entered into a Strategic Alliance Agreement with Neotericon, LLC, a New Hampshire corporation engaged in the business of providing novel materials for use in energy generation and storage, substance detection and analysis, chemical manufacture, and secure identification of materials, for the purpose of developing a project-based channel for governmental and non-governmental departments, agencies, or units to promote Neotricon’s capabilities, products and/or service solutions. As of September 30, 2019, the Company has not recognized any revenue or expenses related to this agreement.

On May 10, 2019, the Company entered into a Strategic Alliance Agreement with HS Today, a nonprofit, nonpartisan media outlet dedicated to informing and supporting the efforts of public, private, nonprofit, and academic organizations and practitioners engaged in homeland security mission, for the purpose of regularly featuring advertisements from the Company related to its cybersecurity software enterprise and consumer solutions. As of September 30, 2019, the Company has not recognized any revenue or expenses related to this agreement.

On May 21, 2019, the Company entered into a Strategic Alliance Agreement with Attacktica, Inc., a Virginia corporation, engaged in the business of providing top-tier cyber analysis services and cyber-security based products for both the public and private sectors—helping its clients maintain compliancy and improve their security posture in order to protect their valuable assets from unauthorized access and possible theft, modification, or destruction, for the purpose of forming a project-based business partnership channel for governmental and non-governmental departments, agencies, or units to promote Critical Power Group’s relevant products and/or service solutions. As of September 30, 2019, the Company has not recognized any revenue or expenses related to this agreement.

On June 3, 2019, the Company entered into a Strategic Alliance Agreement with Emmet Harvest LLP, a corporation organized under the laws of Kazakhstan, engaged in the business of providing novel, higher yield metal-leaching processes, for the purpose of forming a project-based business partnership channel for governmental and non-governmental departments, agencies, or units to promote Emmet Harvest’s relevant products and/or service solutions. As of September 30, 2019, the Company has not recognized any revenue or expenses related to this agreement.

BRAVATEK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

On June 12, 2019, the Company entered into a Strategic Alliance Agreement with Mani Group a Utah corporation, engaged in the business of providing engineering, design, manufacturing, sales, marketing and installation of irrigation controls and water flow sensor technology, for the purpose of forming a project-based business partnership channel for governmental and non-governmental departments, agencies, or units to promote the Mani Group’s relevant products and/or service solutions. As of September 30, 2019, the Company has not recognized any revenue or expenses related to this agreement.

On June 12, 2019, the Company entered into a Strategic Alliance Agreement with Critical Power Group, a Virginia corporation, engaged in the business of providing sales, marketing, and servicing energy efficient solutions for buildings and off-grid projects to high performance and energy efficient data centers in the public and private sector, for the purpose of forming a project-based business partnership channel for governmental and non-governmental departments, agencies, or units to promote Critical Power Group’s relevant products and/or service solutions. As of September 30, 2019, the Company has not recognized any revenue or expenses related to this agreement.

On June 14, 2019, the Company entered into a Strategic Alliance Agreement with RMA Armament, a Iowa corporation, engaged in the business of providing top-tier, fully-tested body armor and protection for applications in both the public and private sectors for helping its clients maintain the capability to perform their duties in harsh or dangerous environments, for the purpose of forming a project-based business partnership channel for governmental and non-governmental departments, agencies, or units to promote Critical Power Group’s relevant products and/or service solutions. As of September 30, 2019, the Company has not recognized any revenue or expenses related to this agreement.

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

On August 22, 2019, the Company entered into a Strategic Alliance Agreement with Attacktica, Inc.., a Delaware corporation, a firm engaged in the business of providing top-tier cyber analysis services and cyber-security based products for both the public and private sections—helping its clients maintain compliance and improve their security posture in order to protect their valuable assets from authorized access and possible theft, modification, or destruction, for the purpose of forming a project-based business partnership channel for governmental and non-governmental departments, agencies, or units to promote Attacktica’s relevant capabilities, products and/or service solutions. Attacktica notified the Company of its 90-day termination of the agreement on October 19, 2019

On September 16, 2019, the Company entered into a Strategic Alliance Agreement with Mani Group, LLC, a Utah corporation, a firm engaged in the business of providing engineering, design, manufacturing, sales, marking and installation of irrigation controls and water flow sensor technology, for the purpose of forming a project-based business partnership channel for governmental and non-governmental departments, agencies, or units to promote Mani Group’s relevant capabilities, products and/or service solutions. Mani Group issued a purchase order to Bravatek in the amount of $159,000 on July 18, 2019 under the agreement.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

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

Note 10 – Subsequent Events

The Company has evaluated subsequent events from September 30, 2019, through the date of filing this Form 10-Q, and determined there are no other items to disclose other than those disclosed herein or below:

Subsequent to September 30, 2019, the Company issued 1,375,249 shares of common stock for conversion of $82,849 of principal and $1,042 of accrued interest, for a total of $84,121.

On October 1, 2019, the Board of Directors voted unanimously to grant an aggregate of 1,675,000 stock options to the board members, consultants, and attorney at an exercise price of $.20 per share with an authorized issuance of 6 months from date of execution.

On October 11, 2019, the Company received payment from LIBE for a judgment in the amount of $60,000.

On October 31, 2019, the Company entered into a binding letter of intent with RMA Armament, Inc., an Iowa company engaged in the development and manufacture of body armor (“RMA”), pursuant to which the parties would use their best efforts to negotiate and execute a definitive stock purchase agreement whereby the Company would issue RMA shares of non-convertible preferred stock entitling RMA to $1,900,000 in cash payments from the Company (the “Bravatek Payment Amount”), in consideration of RMA agreeing to make quarterly payments to BVTK consisting of 51% of the operating profits of RMA, with 39% of the 51% retained by RMA and credited against the Bravatek Payment Amount until the Bravatek Payment Amount has been deemed paid in full, and 10% of the 49% paid to Bravatek by RMA quarterly. On November 8, 2019, RMA released a press release that it viewed the letter of intent as terminated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, including statements in the following discussion, are what are known as “forward looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects” and the like often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended September 30, 2019 and 2018 contained in this quarterly report on Form 10-Q.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operation for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018.

Revenue

For the three and nine months ended September 30, 2019, the Company had revenues of $112,912 and $199,282, respectively, compared to $1,648 and $26,503, respectively, for the three and nine months ended September 30, 2018. The 2019 revenues were from and unrelated parties of $113,532 and related parties of $85,750 and included the sale of licensed software, hosting and support as well as the installation. The 2018 period included related party revenue of $24,837.

Cost of Services

For the three and nine months ended September 30, 2019, the Company had cost of services of $33,738 and $53,444, respectively, compared to $1,975 and $6,569, respectively, for the three and nine months ended September 30, 2018. Cost of services are comprised of materials, labor, sub-contractors and related expenses.

Operating Expenses

For the three and nine months ended September 30, 2019, the Company had operating expenses of $179,994 and $543,939, respectively, compared to $250,803 and $3,041,976, respectively, for the three and nine months ended September 30, 2018. The decrease in operating expenses was principally attributable to $2,333,140 related to the issuance of Series E Preferred Stock to the Company’s CEO in the second quarter of 2018.

Other Income (Expenses)

Other income (expense) for the three and nine months ended September 30, 2019, was ($766,399) and $159,596 compared to other (expense) of $392,908 and ($960,729), respectively for the three and nine months ended September 30, 2018. The change was primarily due to a decrease of amortization of debt discounts of $162,207 and $715,922, respectively, during the comparable three- and nine-month periods and an increase (decrease) in the change in fair value of derivative liability of ($1,372,306) and $59,967, respectively, during the comparable three- and nine- month periods.

Net Income / Loss

The Company had a net income (loss) of ($867,219) and $(238,505), respectively, for the three and nine months ended September 30, 2019 compared to a net income (loss) of $141,778 and ($3,982,771), respectively, for the three and nine months ended September 30, 2018. The changes in net loss for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, was predominantly due to the factors described above.

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

As of September 30, 2019, we had cash on hand of $1,509 as compared to $14,094 at December 31, 2018. As of September 30, 2019, we had current liabilities of $8,436,716 (including $4,440,863 of non-cash derivative liabilities) compared to current assets of $145,455 which resulted in working capital deficit of $8,291,261. The current liabilities are comprised of accounts payable, accrued expenses, accrued interest, convertible debt, derivative liabilities, accounts payable related party and notes payable.

Operating Activities

For the nine months ended September 30, 2019, net cash used in operating activities was $265,905 compared to $506,053 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, our net cash used in operating activities was primarily attributable to the net loss adjusted by gain on the fair value of derivatives and amortization of debt discounts. Net changes of $278,543 in operating assets and liabilities decreased the cash used in operating activities. For the nine months ended September 30, 2018, our net cash used in operating activities was primarily attributable to the net loss adjusted by amortization and depreciation, amortization of debt discounts, loss on investment in joint venture, loss on rescinded acquisition of HelpComm and voting control value of preferred stock issued. Net changes of $198,686 in operating assets and liabilities decreased the cash used in operating activities.

Investing Activities

For the nine months ended September 30, 2019, the Company has no cash used in investing activities. For the nine months ended September 30, 2018, the Company invested $394,446 in the acquisition of HelpComm, $89,450 in a joint venture with DarkPulse, and $30,380 for purchase of exclusivity rights.

Financing Activities

For the nine months ended September 30, 2019, the net cash provided by financing activities was $253,320 compared to cash provided by financing activities of $830,972 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we received proceeds of $265,020 from the issuance of convertible notes and repaid $11,700 of convertible notes. During the nine months ended September 30, 2018, we received proceeds of $908,994 from the issuance of convertible notes and repaid $95,111 of convertible notes.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses, an accumulated deficit of $37,833,451 and has a working capital deficit of $8,291,261 as of September 30, 2019, which raises substantial doubt about its ability to continue as a going concern.

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

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ Topic 606 “), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. The Company had no significant post-delivery obligations; therefore, this new standard did not result in a material recognition of revenue on the Company’s accompanying financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 7, 2018, the Company filed a claim against Liberated Solutions, Inc. d/b/a the Go Eco Group and Brian Conway for breach of contract and other causes of action in the County Court No. 2 for Travis County, Texas (case no. C-1-CV-18-008488), seeking approximately $55,000 in damages. On November 2, 2018, the court entered judgment against the defendants in favor of the Company for $55,000 in damages, plus $4,244 in attorney’s fees. The Company received full payment for the claim in the amount of $60,000 on October 11, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 8, 2019, the Company issued 68,028 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $10,177 portion of the Company’s convertible promissory note issued to Adar on May 31, 2017.

On July 25, 2019, the Company issued 71,424 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $10,685 portion of the Company’s convertible promissory note issued to Adar on May 31, 2017.

On August 5, 2019, the Company issued 66,966 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $10,681 portion of the Company’s convertible promissory note issued to Adar on May 31, 2017.

On August 16, 2019, the Company issued 64,318 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $11,320 portion of the Company’s convertible promissory note issued to Carebourn on February 1, 2018.

On August 19, 2019, the Company issued 72,825 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $6,338 portion of principal and $5,288 of interest of the Company’s convertible promissory note issued to Adar on May 31, 2017.

On September 5, 2019, the Company issued 74,728 shares of common stock to More Capital in partial satisfaction of its obligations under, and the holder’s election to convert a $7,794 portion of the Company’s convertible promissory note issued to More Capital on January 29, 2018.

On September 5, 2019, the Company issued 85,171 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $8,104 portion of the Company’s convertible promissory note issued to Adar on December 19, 2014.

On September 5, 2019, the Company issued 200,000 shares of common stock to a consultant valued at $50,000 for playing an instrumental part in assisting the Company with obtaining approval of contract vehicle on both the SEWP contract vehicle, as well as the GSA Schedule 70 IT contract vehicle.

On September 5, 2019, the Company issued 82,569 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert a $8,614 portion of the Company’s convertible promissory note issued to Carebourn on February 1, 2018.

On September 23, 2019, the Company issued 90,209 shares of common stock to Adar Bays in partial satisfaction of its obligations under, and the holder’s election to convert a $3,934 portion of principal and $4,649 of interest, the Company’s convertible promissory note issued to Adar on May 31, 2017.

On September 27, 2019, the Company issued 211,718 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder’s election to convert $22,086 of interest of the Company’s convertible promissory note issued to Carebourn on February 1, 2018.

The issuances described above were made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(1) of the Securities Act as the common stock was issued in exchange for debt of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, the shareholders were not affiliates, and they had held the underlying securities for the requisite holding period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.2	Bylaws (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

3.4	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.5	Certificate of Designation of Series C Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015)

3.6	Certificate of Designation of Series D Preferred Stock (incorporated by reference to our Form 8-K filed on January 24, 2018)

3.7	Articles of Amendment to Articles of Incorporation (changing the Company’s name) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

3.8	Articles of Amendment to Articles of Incorporation (increasing the Company’s authorized common stock) (incorporated by reference to Registration Statement on Form S-1 filed on October 26, 2018)

3.9	Articles of Amendment to Articles of Incorporation (amending the Designation of the Series C Preferred Stock) (incorporated by reference to our Current Report on Form 8-K filed on November 3, 2015)

3.10	Certificate of Designation of Series E Preferred Stock (incorporated by reference to our Form 8-K filed on June 5, 2018)

10.1	Commodity Classification Document (incorporated by reference to our General Form for Registration of Securities on Form 10 filed on November 10, 2008)

10.2	Director Agreement and Restricted Shares Agreement dated March 27, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

10.3	Employment Agreement and Restricted Shares Agreement dated June 16, 2014, with Thomas Cellucci (incorporated by reference to our Current Report on Form 8-K filed on June 18, 2014)

10.4	Amendments to Employment Agreement and Restricted Shares Agreement with Thomas Cellucci (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2016)

10.5	Asset Purchase Agreement with Dependable Critical Infrastructure, Inc. dated June 2, 2015 (incorporated by reference to our Form 8-K filed on June 9, 2015)

10.6	Settlement Agreement with Global Capital Corporation dated June 10, 2015 (incorporated by reference to our Form 8-K filed on June 16, 2015)

10.7	Settlement Agreement with Micro-Tech Industries, Ltd., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

10.8	Settlement Agreement with Whonon Trading S.A., dated July 20, 2015 (incorporated by reference to our Form 8-K filed on July 23, 2015)

10.9	Consulting Agreement dated December 1, 2015, with Debbie King (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.10	Amendment to Consulting Agreement dated March 1, 2016, with Debbie King (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.11	Director Agreement and Nonqualified Stock Option Agreement dated July 23, 2015, with Debbie King (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.12	Director Agreement and Nonqualified Stock Option Agreement dated July 23, 2015, with Charles Brooks (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.13	Director Agreement and Nonqualified Stock Option Agreement dated August 26, 2015, with Hans Holmer (incorporated by reference to our Annual Report on Form 10-K filed July 21, 2017)

10.14	Reseller Agreement with i3 Integrative Creative Solutions, LLC, dated April 17, 2017 (incorporated by reference to our Form 8-K filed on April 18, 2017)

10.15	Strategic Alliance Agreement with AppGuard, LLC dated January 5, 2018 (incorporated by reference to our Form 8-K filed on January 5, 2018)

10.16	Joint Venture Agreement with IEVOLV Ventures, Inc. dated February 15, 2018 (incorporated by reference to our Form 8-K filed on February 16, 2018)

10.17	Strategic Alliance Agreement with OrangeHook, Inc. dated March 14, 2018 (incorporated by reference to our Form 8-K filed on March 15, 2018)

10.18	Equity Purchase Agreement with Triton Funds, LP dated May 7, 2018 (incorporated by reference to our Form 8-K filed on May 14, 2018)

10.19	Registration Rights Agreement with Triton Funds, LP dated May 7, 2018 (incorporated by reference to our Form 8-K filed on May 14, 2018)

10.20	Amendment No. 1 to Equity Purchase Agreement with Triton Funds, LP dated August 31, 2018 (incorporated by reference to our Form 8-K filed on September 4, 2018)

10.21	Strategic Alliance Agreement with MC Smart Controls, Inc. dated March 25, 2019 (incorporated by reference to our Form 10-Q filed on June 25, 2019)

10.22	Strategic Alliance Agreement with Mani Group LLC dated April 8, 2019 (incorporated by reference to our Form 10-Q filed on June 25, 2019)

31.1*	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

BRAVATEK SOLUTIONS, INC.

Date: November 15, 2019	By:	/s/ Thomas A. Cellucci
Thomas A. Cellucci
CEO

